Form 10-K
period 1998-12-31
QUICKSILVER RESOURCES INC
filed 1999-04-14
CIK 1060990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from .................. To ...................

                        Commission file number: 001-14837

                           QUICKSILVER RESOURCES INC.
             (Exact name of registrant as specified in its charter)

    Delaware (State or other jurisdiction of incorporation or organization)

                 75-2756163 (I.R.S. Employer Identification No.)

                1619 Pennsylvania Avenue, Fort Worth, Texas 76104
               (Address of principal executive offices) (Zip Code)

        Registrants' telephone number, including area code: (817) 877-3151

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
       -------------------        ----------------------------------------
     Common Stock, par value              American Stock Exchange
        $0.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 15, 1999, 12,888,504 shares of common stock of Quicksilver Resources Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Quicksilver Resources Inc. was approximately $8,933,000 based on the American Stock Exchange composite trading closing price, and using the definition of beneficial ownership contained in Rule 16a-1(a) (2) promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

                                     PART I
Item 1.   Description of Business.................................................  3
Item 2.   Description of Properties...............................................  7
Item 3.   Legal Proceedings....................................................... 12
Item 4.   Submission of Matters to a Vote of Security Holders..................... 13

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters... 13
Item 6.   Selected Financial Data................................................. 14
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................... 16
Item 8.   Financial Statements and Supplementary Data............................. 22
Item 9.   Changes in and Disagreements with Accountants on Financial Disclosure... 23

                                     PART III

Item 10. Directors and Executive Officers of the Company.......................... 23
Item 11. Executive Compensation................................................... 25
Item 12. Security Ownership of Certain Beneficial Owners and Management........... 25
Item 13. Certain Relationships and Related Transactions........................... 27

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K....... 27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORMATION OF QUICKSILVER

         Quicksilver Resources Inc. (the "Company" or "Quicksilver") was formed as a Delaware Corporation in December 1997 to combine certain oil and gas properties pursuant to a merger. On January 1, 1998, Mercury Exploration Company ("Mercury"), Quicksilver Energy, L.C. ("QELC"), Michigan Gas Partners Limited Partnership (Michigan Gas Partners), Trust Company of the West ("TCW"), Joint Energy Development Investments Limited Partnership ("JEDI") and Quicksilver Resources Inc. entered into an agreement and a plan of reorganization and merger to combine certain oil and gas properties owned by Mercury, QELC and Michigan Gas Partners. Michigan Gas Partners was merged with and into Quicksilver, and Mercury and QELC transferred certain assets, principally natural gas and crude oil producing properties and liabilities, to Quicksilver. Quicksilver was the surviving corporation of this merger.

BUSINESS COMBINATION

         On March 4, 1999, MSR Exploration Ltd. ("MSR") held a Special Meeting of Shareholders and approved the merger of MSR with and into Quicksilver, pursuant to the terms of the Agreement and Plan of Merger dated September 1, 1998 (the "Merger Agreement"), by and between Quicksilver and MSR.

         As a result of the Merger the separate corporate existence of MSR ceased, and all of the properties, rights, privileges, powers and franchises of MSR vested in Quicksilver, the surviving corporation of the Merger, and all the debts, liabilities and duties of MSR were transferred to Quicksilver. Each share of common stock of MSR outstanding immediately prior to the effective time of the Merger was converted into the right to receive one tenth of one share of common stock of Quicksilver. The shares of Quicksilver common stock are listed for trading on the American Stock Exchange under the symbol "KWK."

         MSR's principal line of business was the exploration, development, production and sale of crude oil and natural gas. The assets of MSR consisted of oil and gas property interests owned and operated principally in Montana and Texas.

         This Annual Report on Form 10-K contains all of the operations of Quicksilver and its predecessors including MSR.

BUSINESS OF QUICKSILVER

         Quicksilver engages in the acquisition, exploration, production and sale of natural gas, crude oil and condensate and the gathering, processing and transmission of natural gas. Quicksilver pursues its business through the acquisition of oil and gas mineral leases, gas gathering systems and producing natural gas and crude oil properties. Based upon the specifics of each mineral lease, as well as geological and engineering interpretations, Quicksilver either develops its inventory of leases by drilling wells, redrilling wells or recompleting existing wells located on those leases for the recovery of the reserves located there. Quicksilver currently has an interest in natural gas and crude oil mineral leases, gas gathering pipeline systems and wells producing hydrocarbons that are located principally in the states of Michigan, Wyoming, Montana and Texas. Quicksilver evaluates other opportunities for the development of reserves and related assets as they become available and, under certain circumstances, may explore opportunities in regions other than those in which Quicksilver is currently involved.

         Quicksilver is not a user or refiner of the natural gas or crude oil produced, except as needed in the operation of wells that produce gas. Once extracted from the ground, Quicksilver connects the production to a pipeline gathering system, and stores the crude oil in storage tanks located close to the producing field for collection by oil purchasers.

         Quicksilver owns or holds working interests in over 1,150 producing wells. Quicksilver also holds interests in properties that contain proved undeveloped natural gas and crude oil reserves that require additional drilling, workovers, water flooding or other forms of enhancement in order to become productive.

         Quicksilver presently employs only its officers and top managers. The Company outsources some of its accounting, administrative and the management of its operations under a management agreement with Mercury. At December 31, 1998, Mercury operated over 635 wells on behalf of Quicksilver.

         The Company controls capital expenditures and timing of all field activities. Quicksilver strives to manage its producing properties to maximize economic production over the life of the properties through a combination of development well drilling, existing well recompletions and workovers and enhanced recovery operations. Quicksilver uses advanced drilling technologies to minimize costs and performs regular operational reviews to minimize operating expenses.

         Quicksilver has an active exploration program targeting a wide variety of reserve creation opportunities. In the Company's exploration and development projects, Quicksilver's geoscientists integrate 3-D seismic, 2-D seismic and all available subsurface well control data on geologic and geophysical interpretation workstations. Substantially all of Quicksilver's undeveloped acreage is the subject of active exploration efforts. Additional undeveloped acreage is regularly added as existing exploration plays are expanded and new plays are pursued.

         Quicksilver continually evaluates producing property acquisition opportunities and may increase its total annual capital expenditures depending upon its success in identifying and completing attractive acquisitions.

BUSINESS STRATEGY

         Quicksilver's objective is to enhance stockholder value through sustained growth in its reserve base, production levels and the resulting cash flow. To further this strategy, Quicksilver expects to (1) acquire properties with exploration and development potential, (2) acquire properties that provide it with the ability to control or significantly influence operations and (3) balance lower-risk, shallow-target exploration in the Northern Michigan Antrim trend and similar geologic areas with higher-risk, large-target exploration.

         DEVELOPMENT ACTIVITIES. Quicksilver currently conducts its exploration and development activities in four areas. In Michigan, Quicksilver primarily seeks gas deposits located near existing production facilities at vertical depths of between 500 and 2,000 feet. This area is generally known for its relatively low exploration and development costs and long-life, successful wells. Quicksilver conducts operations in the Prairie du Chien ("PdC") sands located in central to southern Michigan. PdC wells produce natural gas and condensate from an average depth of 11,000 feet with higher exploration and development costs but with a relatively high production rate and correspondingly quicker return on investment.

         During 1998, Quicksilver completed two PdC wells that were drilled in 1997, drilled 42 gross (30 net) successful development wells and drilled nine gross (nine net) successful exploratory wells in Michigan for a drilling success rate of 100 percent. This drilling activity added an estimated 27 billion cubic feet (Bcf) of proved producing reserves. Primarily as a result of these wells, Quicksilver's average daily production at year-end 1998 increased to 46.7 Mmcfe/day, a 13 percent increase over the production rates for the same properties as of year-end 1997.

         Quicksilver has 194 wells in the Rocky Mountain Region producing principally low-gravity crude oil. These wells make up the highest potential oil reserves of Quicksilver. The South Casper Creek Steamflood Project has estimated oil in place of 49 million barrels and, with improved oil prices and a reliable source of gas to fire steamers, Quicksilver believes 20 percent of these reserves are recoverable - some 10 million barrels.

         EXPLORATION FOR NEW RESERVES. Quicksilver is placing increasing emphasis on exploration as a source of future growth and has an active exploration program targeting a wide variety of reserve creation opportunities in its core areas of operations as well as in select new areas. Quicksilver pursues a balanced portfolio of exploration prospects where it believes multiple additional new reserve opportunities could result if a significant discovery were made. At December 31, 1998, Quicksilver had approximately 170,000 gross (128,000 net) undeveloped acres on which it was actively conducting exploration activities.

         Quicksilver's exploration team includes geologists, engineers, geophysicists and petrophysicists who have developed in-depth knowledge and expertise in each of Quicksilver's core operating areas and related exploration projects areas. Joint venture and contract technical personnel and consultants who have demonstrated experience and expertise in select areas of interest to Quicksilver provide supplemental support as needed. The technical staff uses in-house 3-D seismic evaluation software as well as other modern exploration techniques.

         UTILIZATION OF RISK MANAGEMENT TECHNIQUES. Quicksilver uses a variety of techniques to reduce Quicksilver's exposure to the risks involved in its oil and gas activities. Quicksilver conducts operations in diverse geographic regions in order to gain benefits from distinct geologic settings, local commodity price differences and specific regional operating characteristics. Quicksilver seeks to reduce risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys; by spreading projects over various geologic settings and geographic areas; by balancing exposure to natural gas and crude oil projects; by balancing potential rewards against evaluated risks and by participating in projects with other experienced industry partners at working interest levels appropriate for Quicksilver. Quicksilver attempts to reduce its exposure to short-term fluctuations in the price of natural gas and crude oil by entering into various hedging arrangements. The Company also attempts to increase the predictability of its interest costs by entering into rate locks of various time frames.

         MAINTENANCE OF LOW-COST OPERATING STRUCTURE. Quicksilver implements and maintains a low-cost operating structure. The Company manages all field activities and thereby exercises greater control over the cost and timing of exploration, drilling and development activities in order to help improve project returns. Quicksilver focuses on reducing lease operating expenses (on a per-unit-of-production basis), general and administrative expenses and drilling and recompletion costs in order to improve project returns.

         ACQUISITION OF SELECT PROPERTIES. Quicksilver actively seeks to acquire oil and gas properties that are either complementary to existing production operations or that provide significant exploration and development opportunities beyond any proved reserves acquired. Quicksilver has an experienced management team with a comprehensive interdisciplinary approach encompassing technical, financial, legal and strategic considerations in evaluating potential acquisitions of natural gas and crude oil properties.

ORGANIZATION

         Mercury, an affiliate of Quicksilver, operates the majority of Quicksilver's oil and gas properties under a management agreement and performs all accounting and field operations on behalf of Quicksilver. In its present capacity as operator, Mercury handles payment of all direct costs and expenses of operations and distributes all net revenues associated with Quicksilver's properties. Quicksilver reimburses Mercury for actual direct expenses incurred by Mercury for the benefit of Quicksilver and its properties. The accounting and other indirect expenses incurred by Mercury are covered by the well overhead charges specified in the joint operating agreements.

MARKETING

         The natural gas and crude oil produced from Quicksilver properties has typically been marketed through normal channels for such products. Quicksilver generally sells its crude oil production at local field prices paid by the principal purchasers of crude oil in the respective area of operations. The majority of Quicksilver's natural gas production is sold under long-term contracts of one to 10 years and is transported through intrastate pipelines.

         Quicksilver's natural gas and crude oil are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. Quicksilver is not confined to, nor dependent upon any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect Quicksilver business because there are numerous purchasers in the areas in which Quicksilver sells its production. For 1998, however, purchases by the following companies exceeded 10 percent of the total oil and gas revenues of Quicksilver: Consumers Power Company, Howard Energy, Inc., and CoEnergy Trading Company.

COMPETITION

         The Company encounters substantial competition in acquiring oil and gas leases and properties, marketing oil and gas, securing personnel and conducting its drilling and field operations. Many competitors have financial and other resources that substantially exceed those of the Company. The competitors in development, exploration, acquisitions and production include the major oil companies as well as numerous independents, individual proprietors and others. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company permit. The ability of the Company to replace and expand its reserve base in the future will be dependent upon its ability to select and acquire suitable producing properties and prospects for future drilling.

         The Company's acquisitions have been financed through debt and internally generated cash flow. There is competition for capital to finance oil and gas acquisitions and drilling. The ability of the Company to obtain such financing is uncertain and can be affected by numerous factors beyond its control. The inability of the Company to raise capital in the future could have an adverse effect on certain areas of its business.

GOVERNMENTAL REGULATION

         The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas and crude oil production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted, so the Company is unable to predict the future cost or impact of complying with such laws and regulations.

ENVIRONMENTAL MATTERS

         The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws and compliance is often difficult and costly. Failure to comply carries substantial civil and criminal penalties. These laws and regulations may: require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas; require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has not experienced any materially adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and the companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources and costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA, and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

         Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as on the industry in general. Compliance with environmental requirements generally could have a materially adverse effect upon the capital expenditures, earnings or competitive position of the Company. Although the Company has not experienced any materially adverse effect from compliance with environmental requirements, no assurance may be given that this will continue in the future.

         The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and federal (NPDES) permits prohibit or are expected to prohibit within the next year the discharge of produced water, sand and some other substances related to the natural gas and crude oil industry into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs, and the Company believes that these costs will not have a materially adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

         The Resources Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, the Company does not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

         In addition, the U.S. Oil Pollution Act ("OPA") requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

EMPLOYEES

         As of January 1, 1999, the Company had 15 full-time employees, including officers.

ITEM 2.  DESCRIPTION OF PROPERTY

         Quicksilver owns significant interests in the following properties by region:

MICHIGAN PROPERTIES:

         Quicksilver's Michigan properties consist principally of natural gas wells producing primarily from two reservoirs: the Antrim Shale, located in Antrim, Crawford, Montmorency and Otsego Counties, and the Prairie du Chien ("PdC') reservoir, located in Arenac, Bay, Clare, Crawford, Kalkaska, Iosco, Mecosta, Newaygo, Ogemaw and Osceola Counties. As of December 31, 1998, Quicksilver had interests in over 706 (229 net) producing oil and gas wells in Michigan with net production of 39.2 Mmcfd and 386 Bopd.

         The Antrim Shale is a fractured shale reservoir producing from depths ranging from 500 feet to 2,000 feet. As water is produced, the gas is released from the rock very similarly to coalbed methane production. As of December 31, 1998, Quicksilver had 664 gross (206-net) wells producing in the Antrim shale with net production of 16.2 Mmcfd. Quicksilver drilled 41 development and nine exploratory Antrim wells in 1998 and plans to drill 54 vertical wells and two horizontal development wells in 1999 at an estimated cost of $10.7 million. Quicksilver is currently evaluating or is in the process of acquiring additional Antrim acreage that could also be developed in 1999 and beyond.

         The Prairie du Chien wells (the "Prairie du Chien Group") produce from several Ordovician age reservoirs. The majority of these reservoirs are in the massive Prairie du Chien Group of formations, containing three major sands: the Lower PdC, Middle PdC and Upper PdC. Many of these wells also have pay in the Zone of Unconformity (ZOU), which is also called the St. Peter Sandstone, and the Glenwood Formation, both of which lie directly above the PdC. Some of the wells are producing from two or more of these zones. Depending upon the area and the particular zone, the PdC will produce dry gas, natural gas and condensate or crude oil with associated gas. The average depth of these wells is 11,000 feet.

         Two new PdC wells, State Garfield 2-8 and State Garfield 8-9, were drilled in the Garfield 8 Field, which is operated by Spirit Energy, a division of Unocal. These wells were drilled in late 1997 and early 1998 as acceleration wells to recover PdC reserves; first production occurred in early 1998. These two wells produced a combined average of 13 Mmcfd during 1998. At December 31, 1998, average daily production from the Garfield 8 Field was over 23 Mmcf. Quicksilver has a 54 percent working interest in the field.

         At December 31, 1998, Quicksilver had 42 gross (23.2 net) wells producing in the PdC with net production of 23 Mmcfd and 382 Bopd. Many of the PdC wells have behind pipe reserves within the Prairie du Chien Group as well as in the ZOU and Glenwood. Quicksilver has budgeted approximately $1.1 million for 1999 to be used principally for recompletions and workovers in this area.

ROCKY MOUNTAIN REGION:

         Quicksilver's properties in the Rocky Mountain Region consist of wells in six fields within the state of Wyoming as well as a steamflood project, several producing properties in northwest Montana and one outside-operated well in south-central Montana, as well as interests in several other projects/operations as described below. Production is primarily oil obtained from depths ranging from 1,000 feet to 16,000 feet. Net production for the month of December 1998 was 1,139 barrels of oil, 1,374 Mcf of gas and 46 barrels of natural gas liquids per day from 355 gross producing wells (348.61 net producing wells).

         WYOMING PROPERTIES. The Company owns and operates six crude oil and natural gas properties in Wyoming, located in Campbell (Am-Kirk and Big Hand fields), Natrona (West Poison Spider Unit and South Casper Creek) and Fremont (Dallas and Derby Dome fields) Counties. Production is from various formations with producing depths ranging from 1,000 feet to 16,000 feet. Net production from properties in Wyoming for the month of December 1998 was 643 barrels of oil and 1,156 Mcf of natural gas per day from 141 gross producing wells (140.41 net producing wells). Production is mainly primary production with the exception of secondary production from a waterflood at the Am-Kirk Unit and residual tertiary production from a discontinued steamflood project at South Casper Creek (see details below).

         No development wells were drilled in 1998. One exploratory well, the Gypsum Bluff #1, located approximately one mile southeast of the Derby Dome Field (in Fremont County), was drilled in 1998 and was plugged and abandoned. Total depth of the well was 2,200 feet.

         The South Casper Creek Steamflood Project is in Natrona County, Wyoming. Unocal, the previous owner of the property, had conducted several steamflood pilots during the 1970s and 1980s in the Tensleep Formation, but until the late 1980s results were mixed due to design problems. At that point, the drilling of two five-spot pilots verified the technical viability of steaming operations. Based on these pilot results, Unocal proceeded to drill new injection wells, and in 1991 initiated a full-scale steamflood employing four 50 Mmbtu/hour generators providing 14,400 barrels of water per day as 80 percent steam to 11 injectors.

         The full-scale steamflood proved technically successful with a production peak in early 1992 at 1,500 Bopd, compared to a pre-steam production high of about 800 Bopd. At this point, the field performance was exceeding Unocal's simulation forecast. Despite this success, Unocal decided to cut costs by discontinuing the operation of two generators and three injectors, which resulted in a flattening of the production. After one year of this partial operation, Unocal shut down the project to reduce costs, citing internal economic pressure.

         Quicksilver believes the steamflood potential in this area has been proven. The project has all of the necessary wells, steam generators and operational infrastructure in place, and constitutes a demonstrated and tested reserve. Quicksilver's delay in re-initiating steaming operations is due to the lack of sufficient available gas reserves for fueling the steam generators and the present low prices of crude oil.

         MONTANA PROPERTIES. The Company owns and operates several crude oil and natural gas producing properties in Glacier, Pondera, Teton and Toole Counties in northwest Montana near Cut Bank, as well as other operations described below. The Company also owns an interest in one well in Stillwater County that is operated by another party. Production is primarily oil from the Cut Bank Formation, produced from depths of approximately 1,600 feet to 3,500 feet. Net production for the month of December 1998 was 496 barrels of oil, 218 Mcf of gas, and 46 barrels of natural gas liquids per day from 214 gross producing wells (208.20 net producing wells). Production is primary and secondary, with the bulk of the secondary production being from a waterflood in the South Central Cut Bank Sand Unit in Glacier County.

      No development or exploratory wells were drilled in 1998 on company-owned properties in Montana.

      The Company, under an agreement with a utility company in Montana, holds the rights and obligations related to approximately 304,000 acres of largely undeveloped oil and gas properties centered over the Cut Bank Field complex in northwestern Montana. For wells drilled by either party in this area of mutual interest, the Company holds 100 percent of the oil rights and the rights to 30 percent of the revenue interest pertaining to liquids produced from gas wells.

      The geologic complexity of the Cut Bank Field has resulted in the inefficient development of the field by former operators; consequently a significant amount of oil, which is potentially recoverable, remains in the rock. Quicksilver is using modern technology in an attempt to accurately model these depositional complexities and identify bypassed oil reserves that could be recovered by proper development of the Cut Bank Field. Along these lines, Quicksilver's predecessor (MSR) shot a 3-D seismic survey in late 1997 over approximately nine square miles of the Cut Bank Field, the first time this technology had been used there. This data is currently being evaluated using methods and techniques that will seismically image the sand deposits and integrate all available geologic and reservoir engineering data to create the most accurately detailed model possible. This technology is being used to locate areas of future potential (mainly oil bypassed or banked from flooding) with future well locations being selectively highgraded using the previously unavailable seismic data and techniques. Once commodity prices improve, the Company plans to drill a series of test wells (up to five) in the seismic area, which will allow the seismic model to be tested and refined. The seismic program has also identified some areas where uphole recompletions may be possible. Again, these will be tested once commodity prices strengthen.

      In northwestern Montana, the Company owns the Red River Gas Plant, which consists of a compressor and a dehydration unit, and an associated gathering and transmission system. The company purchases sweet gas from wells in the field and dries and transports it to the Montana Power System in the north Cut Bank area. The Company also owns the Gypsy-Highview Gas Plant and a natural gas-gathering and transmission pipeline system located in northwestern Montana.

TEXAS PROPERTIES

      The Company owns a 100 percent working interest in a producing property near Winters, Texas, in Runnels County that produces primarily crude oil. During December 1998, the Company's net production from this property averaged approximately 33 barrels of crude oil and 109 Mcf per day of natural gas from 24 producing wells (24 net producing wells).

      In southeast Texas, the Company owns interests in two natural gas wells, the Cinco Ltd. #1 and the Josey Ranch #3. The Company holds a 74 percent and 42 percent working interest in the wells, which are located in Fort Bend and Harris Counties, respectively. During December 1998, the Company's net production from these properties averaged approximately 786 Mcf per day of natural gas and 11 barrels of crude oil per day.

The Company also owns minor working and royalty interests in Western Canada.

EXPLORATION ACTIVITIES

         Quicksilver has interests in 15 exploratory prospects located in Montana and Wyoming. Eight are oil prospects and the remaining seven are gas prospects. These prospects are located in the Big Horn Basin, the Crazy Mountain Basin and the Montana Thrust Belt. Quicksilver's interest in these prospects ranges from 25 percent to 100 percent, with 50 percent being the most common Quicksilver interest. The target depths of these prospects range from 3,000 feet to 19,500 feet, with 7,000 feet being the median depth. The potential impact of these prospects to Quicksilver is considerable, with several of the gas prospects having reserve potential in the one TCF range. The shallow depths of many of these prospects will allow Quicksilver to test all of them at a relatively low cost.

         CRAZY MOUNTAIN BASIN. The Crazy Mountain Basin is located in south central Montana and is an extension of the Big Horn Basin. Quicksilver's prospects are approximately 30 miles from production and consist of two Fort Union coal bed methane prospects and a deep Frontier prospect. The two Fort Union prospects are less than 4,000 feet deep and are set up by a well drilled on Quicksilver acreage in 1996 that encountered numerous thin gassy coal beds between 500 feet and 4,500 feet. The deep prospect, which is at a depth of 14,600 feet, is designed to test the Big Elk member of the Frontier Formation on a seismically defined structural closure.

         BIG HORN BASIN. The Big Horn Basin is located in northern Wyoming and southern Montana. Several of the prospects in the Big Horn are known to contain oil. However, the oil is a low-gravity, high-viscous crude. Due to the heavy nature of the oil, drawdown pressures are high, resulting in early water encroachment. Quicksilver believes that the less concentrated pressure drawdown associated with horizontal wells would reduce early water encroachment. A producing horizontal well on one of these prospects is currently being evaluated; the other prospects will be developed based on the results of this well. Other projects in the Big Horn consist of seismically defined structural and stratigraphic traps. Quicksilver believes that some of these prospects will yield gas and others will yield high-gravity oil.

         MONTANA THRUST BELT. The Montana Thrust Belt is located in western Montana. These prospects target fractured rocks of the Mississippian Madison Formation, which has been over-thrust from the west by older Pre-Cambrian rocks. The structural style is believed to be similar to the Alberta Foothills area where the Waterton Field has reserves of over 2.3 Tcf gas. Quicksilver has five prospects in the Thrust Belt area.

OIL AND GAS RESERVES

         The following reserve quantity and future net cash flow before income tax information for Quicksilver represents proved reserves that are located in the United States. The reserves have been estimated by S. A. Holditch & Associates, Inc., petroleum engineers. The determination of oil and gas reserves is based on estimates that are highly complex and interpretive. The estimates are subject to continuing change, as additional information becomes available. Under the guidelines set forth by the SEC, the calculation is performed using year-end prices held constant (unless a contract provides otherwise) and is based on a 10 percent discount rate. Future production costs are based on year-end costs and include production taxes. This standardized measure of discounted future net cash flows is not necessarily representative of the market value of Quicksilver properties.

         There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, including many factors beyond Quicksilver's control. The reserve data set forth in this document represents only estimates. Although Quicksilver believes the reserve estimates contained in this document are reasonable, reserve estimates are imprecise and are expected to change, as additional information becomes available.

         The following table summarizes Quicksilver's proved reserves, the estimated future net revenues from such proved reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1998.

PROVED RESERVES:

                                                    December 31, 1998     January 1, 1998
         Proved reserves:
           Oil (Bbl)                                       17,983,000          24,536,000
           Natural gas (Mcf)                              153,202,000         138,834,000
                                                         ------------        ------------
                  Total (Mcfe)(2)                         261,100,000         286,050,000

         Estimated future net cash flows,
            before income tax                            $275,737,000        $329,226,000
         Standardized measure of discounted
            future net cash flows, before income tax     $160,495,000        $170,650,000

         Proved developed reserves:
           Oil (Bbl)                                        9,829,000           8,932,000
           Natural gas (Mcf)                              123,743,000         119,669,000
                                                         ------------        ------------
                  Total (Mcfe)(2)                         182,717,000         173,276,000


VOLUMES, SALES PRICES AND OIL AND GAS PRODUCTION EXPENSE

         The following table sets forth certain information regarding the production volumes and weighted average sales prices received for and average production costs associated with Quicksilver's sale of oil and gas for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 1998

         Production:
                  Oil (Bbl)                                   667,000
                  Natural gas (Mmcf)                       15,315,000
                  Total (Mcfe)(2)                          19,319,000
         Weighted average sales price:
                  Oil (per Bbl)                                $ 9.40
                  Natural gas (per Mcf)                        $ 2.13
         Production operating expense:
                  (per Mcfe)(1)(2)                             $ 0.76

(1) Includes production taxes.

(2) Mcfe. Million cubic feet equivalent, determined using ratio of six mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the approximate costs incurred by Quicksilver in its development and exploration activities and purchase of producing properties.

FOR THE YEAR ENDED DECEMBER 31, 1998

         Development costs                               $ 8,283,000
         Exploration costs                                 1,095,000
         Acquisition of producing properties               1,715,000
                                                         -----------
                  Total                                  $11,093,000
                                                         ------------
                                                         ------------

PRODUCTIVE OIL AND GAS WELLS

         The following table summarizes the number of productive oil and gas wells as of December 31, 1998, attributable to Quicksilver's direct interests.

                                        GROSS      NET
                                        -----      ---
         Productive Wells

                  Oil                     367      361
                  Natural gas             720      242
                                        -----      ---
                           Total        1,087      603
                                        -----      ---
                                        -----      ---

OIL AND GAS ACREAGE

         The following table sets forth the developed and undeveloped leasehold acreage held directly by Quicksilver as of December 31, 1998. Developed acres are acres that are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Quicksilver has a working interest. Net acres are the sum of Quicksilver's fractional interests owned in the gross acres. States in which Quicksilver holds undeveloped acreage include Michigan, Montana and Wyoming.

                                          GROSS      NET
                                          -----      ---
                  Developed acreage       212,800    129,000
                  Undeveloped acreage     314,100    181,700
                                          -------    -------
                           Total          526,900    310,700
                                          -------    -------
                                          -------    -------


DRILLING ACTIVITY

         The following table sets forth the number of wells attributable to Quicksilver direct interest drilled during and for the year ended December 31, 1998.

                                        GROSS      NET
                                        -----      ---
                  Development Wells:
                     Productive          42        30.4
                     Dry                  0           0
                                       ----        ----
                           Total         42        30.4
                                       ----        ----
                                       ----        ----

                  Exploratory Wells:
                     Productive           9           9
                     Dry                  1           1
                                       ----        ----
                           Total         10          10
                                       ----        ----
                                       ----        ----

ITEM 3.  LEGAL PROCEEDINGS

         The Company was not and currently is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Stockholder's Meeting on March 3, 1999, at which the stockholders elected the following directors: Frank Darden, Thomas F. Darden, Glenn M. Darden, W. Yandell Rogers III, Steven M. Morris, Mark Warner and D. Randall Kent and appointed Deloitte & Touche LLP as accountants for Quicksilver. The Merger with MSR was approved by Quicksilver stockholders by unanimous consent on February 3, 1999.

                                     PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMPARATIVE MARKET DATA

         Quicksilver's common stock started trading publicly on March 5, 1999, on the American Stock Exchange under the symbol "KWK" at $7.50 per share, approximately 10 times MSR's closing price the previous day, which is relational to the conversion ratio.

         MSR's common stock was previously traded on the American Stock Exchange under the symbol "MSR."

         The following table sets forth the quarterly high and low closing sales prices of MSR's common stock for the periods indicated below.

                                  MSR COMMON STOCK
                                HIGH            LOW
                              -----------------------
         1996
           First Quarter      $ 1   1/4      $  13/16
           Second Quarter       1  1/16           3/4
           Third Quarter        1                 3/4
           Fourth Quarter         15/16         11/16

         1997
           First Quarter      $ 1            $  13/16
           Second Quarter       1   1/8         15/16
           Third Quarter        1   1/8           3/4
           Fourth Quarter       1   3/8         15/16

         1998
           First Quarter      $ 1  3/16      $    7/8
           Second Quarter       1  5/16         15/16
           Third Quarter        1   1/8           3/4
           Fourth Quarter         15/16           1/2


         As of March 3, 1999, there were approximately 1,372 common stockholders of record.

         The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for the year ended December 31, 1998, has been derived from the audited combined Consolidated Financial Statements of the Company for such period. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

SELECTED FINANCIAL DATA OF QUICKSILVER
         For the year ended December 31, 1998, in thousands:

COMBINED CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues
  Gas sales                                          $ 32,647
  Oil sales                                             6,276
  Interest and other income                             3,607
                                                     --------
     Total revenues                                    42,530
                                                     --------
Expenses
  Operating expenses                                   14,624
  Depletion and depreciation                           12,365
  General and administrative                            1,430
  Interest                                              6,698
                                                     --------
     Total expenses                                    35,117
                                                     --------
Income before income taxes and minority interest        7,413
Minority interest                                         758

Income tax expense                                     (3,286)
                                                     --------
Net income                                           $  4,885
                                                     --------
                                                     --------
Basic weighted average number of shares
  outstanding for the periods                          11,511
Basic and diluted earnings per share                 $   0.42

COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
       Operating activities                          $ 16,355
       Investing activities                           (16,097)
       Financing activities                              (607)

OTHER COMBINED CONSOLIDATED FINANCIAL DATA:
     Capital expenditures                            $ 16,097
  EBITDA(1)                                            26,476

COMBINED CONSOLIDATED BALANCE SHEET DATA:
     Cash and cash equivalents                       $    294
     Working capital                                    1,291
     Total assets                                     144,600
     Long-term debt (includes current portion)         85,039
     Total stockholders' equity                        32,588

(1) EBITDA (as used in this financial data) is calculated by adding interest, income taxes, and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of Quicksilver's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings or operating earnings, as defined by generally accepted accounting principles, as an indicator of the Quicksilver's financial performance, as an alternative to cash flow, as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

        SELECTED HISTORICAL FINANCIAL DATA OF QUICKSILVER PREDECESSORS

                           MERCURY EXPLORATION COMPANY
                        (Includes Quicksilver Energy, LC)
                    (In thousands, except for per share data)

                                                                Fiscal Years Ended
                                     Three Months Ended            September 30,
                                     December 31, 1997       1997      1996       1995
                                     -----------------       ----      ----       ----
STATEMENTS OF OPERATIONS DATA:
  Revenues ............................   $ 11,049         $ 41,328   $17,388    $ 6,703
  Net income (loss) ...................      2,354            5,115     2,248      1,463
  Net income (loss) per common share...       9.38            20.38      8.96       5.83
  Weighted average shares outstanding..        251              251       251        251
  Cash dividends ......................          0                0         0          0

OTHER INFORMATION:
  Capital expenditures.................   $ 27,750         $ 54,231   $19,779    $ 2,227

BALANCE SHEET DATA:
  Working capital (deficit)............   $ (9,324)        $(13,133)  $ 5,813    $(4,076)
  Total assets ........................    126,506          102,880    50,186     31,272
  Long-term debt ......................     65,275           47,174    19,560      2,150
  Stockholders' equity ................     17,670           15,316    10,427      8,179


                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

                                      YEAR ENDED DECEMBER 31,
                                  -----------------------------
                                     1997      1996       1995
                                  -------    -------    -------
STATEMENTS OF OPERATIONS DATA:
  Revenues .....................  $ 3,021    $ 3,368    $ 1,930
  Net income (loss) ............       19       (617)      (613)
OTHER INFORMATION:
  Capital expenditures .........  $    13    $   132    $ 4,837

BALANCE SHEET DATA:
  Working capital (deficit)       $   343    $   261    $   324
  Total assets .................    9,835     10,551     12,348
  Long-term debt ...............        0          0          0
  Partners' equity .............    9,453     10,313     12,212

                             MSR EXPLORATION, LTD.
       For the Period from Inception March 7, 1997, to December 31, 1997
                               (in thousands)

STATEMENTS OF OPERATIONS DATA:
  Revenues                          $   854
  Net income (loss)                      30
OTHER INFORMATION:
  Capital expenditures              $   592

BALANCE SHEET DATA:
  Working capital (deficit)         $    42
  Total assets                       25,963
  Long-term debt                     10,560
  Stockholders' equity               13,070


Financial data for the years ended 1994 and 1993 are not presented because the operations and net assets contained in the predecessor entities for these periods is not material to the formation of Quicksilver.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- QUICKSILVER RESOURCES INC.

FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company), other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes.

         Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "potential" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include certain factors discussed elsewhere in this Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this annual report.

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES

General

         The following discussion compares the Company's financial condition at December 31, 1998, to its financial condition at December 31, 1997. During 1998, the Company spent approximately $16.1 million on acquisition, development and exploration activities. At December 31, 1998, the Company had $8.1 million in cash and accounts receivable and total assets of $145 million. Long-term debt was $85 million at December 31, 1998.

         Prior to March 4, 1999, the stockholders of the Company approved the Merger with MSR. Pursuant to the Merger, stockholders of MSR received approximately 2,577,700 shares of the Company's Common Stock. As a result of the Merger, MSR ceased to exist and all of its assets and liabilities were transferred to the Company. The Merger was accounted for, in part, as a pooling of interest, and therefore the financial statements for 1998 have been combined. The merged net assets attributable to the minority shareholders have been reported as minority interest. Such minority interest was acquired in March 1999 and will be accounted for under the purchase method of accounting.

         The Company believes that its cash flow from operations are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Cash Flow

         The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. Quicksilver sells the majority of its natural gas production under long-term pricing contracts with approximately 60 percent under ten-year contracts and approximately 35 percent under one- to three-year contracts. As a result, the Company experiences significant predictability to its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract and most of the Company's crude oil sales. Because of the recent price weakness of oil and natural gas, the Company has set its development and exploration budget between $10 million and $12 million in 1999. However, 1999 expenditures will be funded by internally generated cash flow and, depending upon commodity prices, may be increased.

         The Company's net cash provided by operations for the year ended December 31, 1998, was $16.4 million. The only component of net cash provided by operations that showed a negative variance of any magnitude was revenues from sales of crude oil, a function of sharply lower crude oil prices.

         The Company's net cash used in investing for the year ended December 31, 1998, was $16.1 million. Investing activities were comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through a combination of operating cash flow and bank borrowings. The Company's net cash used by financing activities for the year ended December 31, 1998, was $0.6 million. Sources of financing used by the Company have been primarily borrowings under its Credit Facility.

Capital Requirements

         In 1998, $16.1 million of capital was expended primarily on development and exploration activities. The Company's exploration and development capital budget for 1999 is expected to be between $10 million and $12 million. These development and exploration expenditures are currently expected to be funded entirely by internally generated cash flow. The remaining cash flow will be available for debt repayment. Higher product prices may allow the Company to increase its exploration and development activities or allow it to make greater debt repayments. Any acquisitions, joint ventures or additional projects may require greater capital expenditures, but such contingencies will be factored into any financing activities required for any significant capital expenditures.

Bank Facilities

         As part of the Merger of the Company with MSR on March 4, 1999, the Company entered into a new five-year Credit Facility agreement. The then existing debt of $73,993,000 from Quicksilver and $10,848,000 from MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed the lesser of $200 million or the borrowing base. The Borrowing Base is currently $85 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.65 percent or at bank prime. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth and debt service ratio. It also contains certain dividend restrictions.

INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During 1998, the Company received an average of $9.40 per barrel of oil and $2.13 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect in 1998. Should conditions in the industry improve, causing an increase in competition and a resultant relative shortage of oilfield supplies and/or services, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

Quicksilver's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and crude oil, which are dependent upon numerous factors, such as economic, political and regulatory developments as well as competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in prices could have a materially adverse effect on Quicksilver's financial position, results of operations, quantities of reserves that may be economically produced and access to capital.

Quicksilver uses the full-cost method of accounting for its investments in properties. Under this method, all costs of exploration, development and acquisition of oil and natural gas reserves are capitalized into separate country-by- country "full cost pools" as incurred. Properties in each pool are depleted and charged to operations using the unit-of-production method, based on a ratio of current production to total proved natural gas and crude oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization), less deferred taxes, exceed the present value (using a 10 percent discount rate) of estimated future net cash flows from proved oil and natural gas reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down were required, it would result in a non-cash charge to earnings but would not have an impact on cash flows.

Due to the limited existence of the Company, comparisons of the Company's and its predecessor's results of operations may not be meaningful. The Company's 1998 results of operations include MSR's for all of 1998. The 1997 results of operations are from the Company's predecessors and include MSR's from inception March 7, 1997, through December 31, 1997; Mercury Exploration Company for the fiscal year ended September 30, 1997; and Michigan Gas Partners for the year ended December 31, 1997. A significant portion of Mercury's assets and associated revenue and expenses, which result primarily from contract operating and maintenance, were not conveyed to the Company.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH PREDECESSOR'S 12 MONTHS ENDED SEPTEMBER 30, 1997, AND DECEMBER 31, 1997

REVENUE. Total oil and gas revenues for the 12 months ended December 31, 1998, were $38,923,000, an increase of 6 percent over $36,588,000 of predecessor revenue for 1997. Gas revenues for the 1998 period were $32,647,000, approximately 20 percent higher than 1997 predecessor gas revenues of $27,264,000. Gas sales volumes for the 1998 period were 15,319,000 Mcf, a 29 percent increase over 11,854,000 Mcf in 1997. Average gas sale prices declined from $2.30 per Mcf in the 1997 period to $2.13 in 1998. For 1998, approximately 84 percent of Quicksilver's product sales were natural gas. A majority of Quicksilver's natural gas production is sold under long-term contracts with approximately 35 percent under one- to three-year contracts and 60 percent under 10-year contracts. These contracts provide the Company with a significant amount of predictability for its natural gas sales. Oil revenues for 1998 were $6,276,000, a 32 percent decrease from $9,171,000 of predecessor revenues for the same period in 1997. Crude oil production in the 1998 period was 667,000 barrels compared to 619,000 predecessor barrels, an increase of 8 percent. Average oil sales price for 1998 was $9.40 per barrel, compared to $14.62 average price in 1997, a decrease of 36 percent.

INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1998, was $3,607,000, and primarily consisted of $1,632,000 from the sale of tax credits and $1,879,000 from transportation and processing of natural gas.

MINORITY INTEREST. The minority interest in net loss of MSR for 1998 was $758,000. This was the minority interest's 53.5 percent share of MSR's before tax net loss of approximately $1,416,000. As described in the footnotes to the financial statements, this minority interest relates to the portion of the Merger with MSR that was accounted for under the purchase method of accounting.

EXPENSES. Operating expenses for the year ended December 31, 1998, were $14,624,000, or $0.76 per Mcf equivalent, a 22 percent decrease compared to $18,786,000 or $1.20 per Mcf equivalent of predecessor operating expenses for the same period in 1997. Depreciation and depletion expense was $12,365,000 or approximately $0.64 per Mcf equivalent compared to $7,093,000 for 1997. General and administrative expense was $1,430,000 or approximately $0.07 per Mcf equivalent compared to $1,941,000 for 1997. Interest expense was $6,698,000 compared to $5,561,000 for 1997. Quicksilver's interest rate averaged approximately 7.4 percent.

INCOME TAX EXPENSE. Income taxes for the year ended December 31, 1998, consisted of $950,000 due currently and deferred taxes of $2,336,000. The effective tax rate was 40 percent.

NET INCOME. Net income for the year ended December 31, 1998, was $4,885,000 or $0.42 per share, which was approximately 11 percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- MERCURY EXPLORATION COMPANY

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Mercury's statements of income contained elsewhere in this annual report on Form 10-K.

YEAR ENDED SEPTEMBER 30, 1997, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

Mercury acquired the Shell Michigan properties on November 14, 1996. The results of operations of these properties have been included in Mercury's results since November 1, 1996. Unless otherwise indicated, the changes in operating results were primarily the result of the acquisition of these properties.

REVENUES. Total oil and gas revenues for the 1997 period were $41,328,000, an increase of 138 percent compared to $17,388,000 for the 1996 period. In 1997, $32,714,000 of the revenues related to the sale of crude oil and natural gas, compared to $11,771,000 for the 1996 period. Sales volumes for 1997 were 2,144,000 barrels of crude oil equivalent, sold at an average price of $15.26 per barrel, compared to 722,000 barrels of crude oil equivalent sold in the 1996 period at an average price of $16.31 per barrel. This increase in sales was principally due to the purchase of the Shell Michigan properties. The remainder of the revenue for 1997 of approximately $8,614,000, and $5,617,000 in 1996 resulted from contract operations, providing services such as field operations, well supervision, well maintenance and gas marketing.

COSTS AND EXPENSES. Total costs and expenses for the 1997 period were $24,156,000, a 69 percent increase compared to $14,265,000 for the 1996 period. Production expenses for the 1997 period were $16,454,000 ($7.67 per barrel of oil equivalent ("BOE"), a 38 percent increase compared to $11,907,000 ($16.49 per Boe). General and administrative expenses for 1997 were $1,784,000, a 30 percent increase compared to $1,372,000 for 1996. Depreciation and depletion for the 1997 period was $5,918,000 ($2.67 per Boe) compared to $986,000 ($1.37 per
BOE) for 1996.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997, was $5,414,000 compared to $1,620,000 for the 1996 period. Almost all of the increase in interest expense relates to the approximately $57 million borrowed to purchase the Shell Michigan properties.

OTHER INCOME AND EXPENSES. Excluding interest expense noted above, the remainder of other income totals $1,738,000 for the 1997 period, a decrease of $254,000 (13 percent) from $1,992,000 for 1996. Most of the change is attributable to the $279,000 decrease in equity in partnership income. The decrease in net income from the partnerships was primarily due to higher operating costs.

INCOME. Income before minority interest and income taxes was $13,496,000 for the 1997 period compared to $3,495,000 for 1996. These amounts include 100 percent of the results of operations of QELC, a 52 percent-owned subsidiary of Mercury. The minority interest in income of subsidiaries principally applies to QELC.

EARNINGS. Net income was $5,115,000 ($20.38 per share) for the 1997 period compared to $2,248,000 ($8.96 per share) for 1996. Most of the increase relates to the acquisition of the Shell Michigan properties.

LIQUIDITY AND CAPITAL RESOURCES.

CASH FLOW FROM OPERATING ACTIVITIES. Mercury's net cash flow from operations for the year ended September 30, 1997, was $15,356,000 compared to $3,951,000 for the same period in 1996. The increase was principally attributable to the Shell Michigan properties.

CASH FLOW FROM INVESTING ACTIVITIES. Mercury used $53,578,000 for investing activities during the twelve months ended September 30, 1997. Of this amount, $54,231,000 was for capital expenditures, which were principally used for the acquisition of the Shell Michigan properties.

CASH FLOW FROM FINANCING ACTIVITIES. For the year ended September 30, 1997, cash provided by financing activities totaled $39,794,000. Mercury borrowed $94,323,000 and repaid $54,529,000 of debt.

On October 9, 1997, Mercury completed the acquisition of the Destec properties in Michigan from ECT Enocene Enterprises II, Inc. The properties consist of 143 wells with combined proved reserves of approximately 30.8 Bcfe. The purchase price was approximately $23.5 million, which was paid in cash provided primarily by bank debt.

Effective January 1, 1998, Mercury exchanged most of its oil and gas producing properties and most of its long-term debt for Quicksilver common shares.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES. Total oil and gas revenues for the three months ended December 31, 1997, were $11,049,000, an increase of 10 percent compared to $10,016,000 for the 1996 period. In 1997, $9,456,000 of the revenues related to the sale of crude oil and natural gas, compared to $8,178,000 for the 1996 period. Sales volumes for the 1997 period were 723,800 barrels of crude oil equivalent sold at an average price of $13.06 per barrel, compared to 529,500 barrels of oil equivalent sold in the 1996 period at an average price of $15.45 per barrel. The increase in crude oil and natural gas sales was primarily due to the purchase of the Shell Michigan and the Destec properties. The remainder of the revenue (approximately $1,593,000 for the 1997 period and $1,838,000 in 1996) was from oil and gas contract operations, providing services such as field operations, well supervision, well maintenance, and gas marketing.

COSTS AND EXPENSES. Total costs and expenses for the 1997 period were $7,734,000, an increase of 28 percent over $6,039,000 for the 1996 period. Generally, the increase in expense is the result of the acquisition of the Destec and Shell Michigan properties. The Destec results have been included since October 1, 1997, and Shell Michigan since November 1, 1996. Operating expenses for the three months ended December 31, 1997, were $4,736,000 or $6.54 per barrel of oil equivalent (BOE), compared to $4,114,000, or $7.77 per barrel of oil equivalent for the 1996 period. A portion of the improvement in cost per unit of sales was due to economies of scale. The recent acquisitions included mostly producing natural gas properties. Natural gas properties generally cost less to operate on a per unit of sales basis than do oil properties.

Depletion and depreciation expense for the 1997 period was $2,466,000 ($3.41 per BOE) compared to $1,479,000 ($2.79 per BOE) for 1996. The increase in 1997 was due to Mercury's property acquisitions.

General and administrative expenses for the 1997 period were $532,000, a 19 percent increase over $446,000 for the 1996 period.

OTHER INCOME (EXPENSE). Interest expense for the three months ended December 31, 1997, was $1,879,000, an increase of 39 percent over $1,353,000 for the 1996 period. The increase in interest expense primarily was due to the increase in debt related to Mercury's property acquisitions. During the 1997 period, Mercury received a settlement on a lawsuit in the amount of $2,781,000, which was included in other income. The other income items for the 1997 period totaled $652,000, down slightly compared to $750,000 for 1996.

INCOME. Income before income taxes and minority interest was $4,869,000 for the 1997 period compared to $3,374,000 in 1996. These amounts include 100 percent of the results of operations of QELC, a 52 percent-owned subsidiary of Mercury.

The minority interest in income of subsidiary of $1,277,000 for the 1997 period and $1,422,000 for 1996 primarily applies to QELC.

Income taxes were calculated using a statutory rate of 34 percent.

EARNINGS. Net income was $2,354,000 ($9.38 per share) for the 1997 period compared to $1,279,000 ($5.10 per share) for 1996. Most of the increase in earnings relates to the recent property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Mercury's net cash flow from operations for the three months ended December 31, 1997, was $5,651,000.

CASH FLOW FROM INVESTING ACTIVITIES. Mercury used $27,327,000 for investing activities during the three months ended December 31, 1997. Of this amount, $27,750,000 was for capital expenditures, which was principally used for the acquisition of the Destec properties.

CASH FLOW FROM FINANCING ACTIVITIES. For the three months ended December 31, 1997, cash provided by financing activities totaled $23,990,000. Mercury borrowed $25,435,000 and repaid $3,533,000 of debt. Most of the borrowings were from banks and were used principally to purchase the Destec properties.

Effective January 1, 1998, Mercury exchanged most of its oil and gas producing properties and most of its long-term debt for Quicksilver common shares.

YEAR 2000

         The Company has developed a plan (the "Year 2000 Plan") to address the Year 2000 issue caused by computer programs and applications that utilize two-digit date fields rather than four to designate a year. As a result, computer equipment, software and devices with embedded technology that are date-sensitive may be unable to recognize or may misinterpret the actual date. This could result in a system failure or miscalculations causing disruptions of operations.

         The Company has assessed its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including personal computers, accounting/data processing and other miscellaneous systems. Quicksilver has replaced most of the computer equipment and software it currently uses to become Year 2000 compliant. The Company believes that all of its computer equipment and software are currently Year 2000 compliant. Also, in the ordinary course of replacing computer equipment and software, the Company plans to obtain replacements that are in compliance with the Year 2000.

         The non-IT systems include operational and control equipment with embedded chip technology that is utilized in the offices and field operations. These systems were reviewed as part of the Year 2000 plan. Most of the wells are operated by non-computerized equipment. The affected areas were gas processing, telemetry and safety shutdown controls. The Company believes that its operational and control systems are currently Year 2000 compliant.

         Quicksilver is also monitoring the compliance efforts of the significant suppliers, customers and service providers with whom it does business and whose IT and non-IT systems interface with those of the Company to ensure that they will be Year 2000 compliant. If they are not, such failure could affect the ability of the Company to sell its oil and gas and receive payments therefrom and the ability of vendors to provide products and services in support of the Company's operations. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers. However, management believes that ongoing communication with and assessment of the compliance efforts of these third parties will minimize these risks.

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Quicksilver is continuing its analysis of the operational problems and costs that would be reasonably likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company plans to establish a contingency plan for dealing with the most reasonably likely worst case scenario. To date, such scenario has not been clearly identified. The Company plans to continue such analysis and complete a plan by the third quarter of 1999.

         Quicksilver presently does not expect to experience significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationship with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Quicksilver's systems or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS. The audited Company's combined consolidated financial statements as of December 31, 1998, and for the Company's predecessors, are submitted herewith as part of this Form 10-K. See Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers and directors of the Company are listed below, together with a description of their experience and certain other information. Each of the directors was elected for a one-year term at the Company's 1999 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

                     Positions(s)                               Office Held    Term
      Name           Held With Quicksilver                 Age     Since      Expires
-----------------    ----------------------------------    ---  -----------   -------
Thomas F. Darden     Chairman of the Board and Chief       45       1997        2000
                     Executive Officer
Glenn M. Darden      President, Chief Operating Officer    43       1997        2000
                     and Director
Houston Kauffman     Vice President Acquisitions           44       1999        2000
Howard N. Boals      Vice President Finance,               55       1999        2000
                     Secretary and Treasurer
Frank Darden         Director                              71       1997        2000
Steven M. Morris     Director                              46       1997        2000
D. Randall Kent      Director                              72       1997        2000
W. Yandell Rogers    Director                              35       1997        2000
Mark Warner          Director                              35       1999        2000


The business experience of each director and officer is set forth below.

         THOMAS F. DARDEN has served on the board of Quicksilver since December 1997. Previously, he served as President of Mercury. While he was President of Mercury, Mercury developed and acquired interests in over 1,200 producing wells in Michigan, Indiana, Kentucky, Wyoming, Montana, New Mexico and Texas. A graduate of Tulane University with a BA in Economics in 1975, Mr. Darden had been employed by Mercury or its parent corporation, Mercury Production Company, for 22 years. He became a director and the President of MSR on March 7, 1997. On January 1, 1998, he was named Chairman of the Board and Chief Executive Officer of MSR. Mr. Darden has been director and President of Quicksilver since its inception in December 1997 and was elected Chairman of the Board and Chief Executive Officer on March 4, 1999.

         GLENN M. DARDEN has served on the board of Quicksilver since December 1997. He also served with Mercury for 18 years, and for the last five years was the Executive Vice President of that company. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Corporation. He graduated from Tulane University in 1979 with a BA in Earth Sciences. Mr. Darden became a director and Vice President of MSR on March 7, 1997, and was named President and Chief Operating Officer of MSR on January 1, 1998. Mr. Darden has been a director of Quicksilver since its inception in December 1997. He served as Vice President of Quicksilver until he was elected President and Chief Operating Officer on March 4, 1999.

         FRANK DARDEN is a registered professional engineer and Chairman of the Board of Mercury. He founded Mercury's parent corporation and has served as its Chairman since 1965 and as chairman of Mercury since its founding in 1978. Mr. Darden commenced his career in the oil and gas business with Humble Oil and Refining Company in 1948. From 1954 through 1955, he was retained by Empresa Colombiana de Petroleos to organize an engineering department and guide the company's planning for the secondary recovery program in the La Cira Field in the Magdelena Valley of Colombia. From 1956 through 1964, Mr. Darden served as Manager of Operations for Newmont Oil Company, the energy subsidiary of Newmont Mining Corporation, and as Executive Vice President and director of Yucca Water Company. He was a director of MSR from March 7, 1997, until the Merger. Mr. Darden became a director of Quicksilver upon its formation in December 1997.

         HOUSTON KAUFFMAN is a professional landman and graduated from the University of Texas in 1978 with a degree in petroleum land management. From 1979 to 1991, he held various staff and supervisory positions with Amoco Production Company. After receiving his master's degree in business administration from Houston Baptist University in 1991, he was a land manager and ultimately land acquisition and divestment manager with CNG Producing Company. He became manager of business development for Mercury Exploration Company in 1995 and is now Quicksilver's manager of acquisitions, divestments and trades. On March 4, 1999, Mr. Kauffman was elected Vice President of Acquisitions of Quicksilver.

        HOWARD N. BOALS is a certified public accountant with over 20 years experience as a controller for publicly and privately held oil and gas exploration and production companies. From 1992 through 1994, he was the accounting manager for PG & E Resources Inc. of Dallas and, during the prior five years, was controller for Sinclair Resources, Inc. Mr. Boals joined MSR as controller in January 1995. In September 1995, he was named Vice President - Finance and Administration. On October 30, 1997, Mr. Boals was elected to serve as the Vice President - Finance and Administration, Secretary and Treasurer of MSR. On March 4, 1999, he was elected to the same position with Quicksilver.

         STEVEN M. MORRIS is a certified public accountant and President of Morris & Co., a private investment firm in Houston, Texas. From 1988 to 1991, he was Vice President of Finance for ITEX Enterprises, Inc. From 1981 to 1988, Mr. Morris was Financial Vice President of Hanson Minerals Company, a Houston-based oil and gas exploration company. From 1978 to 1981, he was a partner in the certified public accounting firm of Haley & Morris. He served as Senior Accountant with the Houston office of Arthur Young and Company from 1974 to 1977. Mr. Morris was elected a director of MSR in October 1994. Upon the Merger between Quicksilver and MSR on March 4, 1999, Mr. Morris became a director of Quicksilver.

         D. RANDALL KENT is a retired Vice President of the General Dynamics Corporation. He joined General Dynamics/Ft. Worth Division in 1949 and served in various engineering management positions, including Vice President and Chief Engineer of the F-16 Fighter Program. Following his retirement in 1991, Mr. Kent served as a consultant to the Lockheed-Martin Corporation. He graduated from Louisiana State University in 1947 with a BS in mechanical engineering, and from Cornell University in 1949 with an MS in engineering. Mr. Kent was elected a director of MSR in 1997 and, upon the Merger between MSR and Quicksilver, became a director of Quicksilver.

         W. YANDELL ROGERS III has served as Vice President and General Manager of Ridgway's, Inc., based in Houston, Texas, since July 1997. For more than five years prior, he served as Regional Manager for Ridgway's, the largest privately held reprographics firm in the U.S., with more than 60 locations nationwide. He graduated from Southern Methodist University in 1986 with a B.B.A. in finance. Mr. Rogers was elected a director of MSR in 1997 and, upon the Merger between Quicksilver and MSR, became a director of Quicksilver.

         MARK WARNER is currently a Director of Domestic Energy Finance for Enron Capital & Trade Resources in Houston, Texas, where he has worked since 1995. He received a Bachelor's degree in geological engineering from the University of Missouri-Rolla in 1985 and a Master's degree in petroleum engineering from the University of Oklahoma in 1987. From 1987 to 1989, he was a reservoir engineer with Marathon Oil Company in Lafayette, Louisiana, working in the offshore Gulf of Mexico. From 1989 to 1993, he served as Manager of Petroleum Engineering for Remington Oil Company (formerly Box Energy) in Dallas, Texas. In 1995, he received an MBA from the Edwin L. Cox School of Business at Southern Methodist University in Dallas. Mr. Warner currently serves as a member of the board of directors of HV Marine Services, Inc., an integrated marine transportation company in New Orleans, Louisiana. Mr. Warner was elected a director at Quicksilver's 1999 annual meeting.

DIRECTOR COMPENSATION

         Quicksilver has not yet determined the fees to be paid to its directors.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation that Quicksilver's Chairman of the Board and Chief Executive Officer earned for services rendered in all capacities to Quicksilver during the year ended December 31, 1998. No other executive officer currently employed by Quicksilver received salary and bonus in excess of $100,000 during 1998.

                           Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                                                    ------------
                                                                       Awards
                                                                     ----------
                                           Salary Compensation       Securities
                                         -----------------------     Underlying
Name and Principal Position              Salary($)      Bonus($)     Options(#)
---------------------------              ---------      --------     ----------
Thomas F. Darden (1)                       None           None         11,428
  Chairman of the Board
  and Chief Executive Officer

(1) Mr. Darden was granted MSR options in lieu of salary on March 7, 1997. Mr. Darden's common stock options amount to 45 percent of the Company's stock options outstanding.

     Option Grants in Last Fiscal Year.
No stock option or appreciation rights were granted to the individuals during 1998.

         The following table sets forth information concerning the year-end number and value of unexercised options with respect to the officer named in the two immediately preceding tables. Mr. Darden has not exercised any stock options during 1998. The value of the unexercised in-the-month options is based on a value of $7.50 per share of common stock, which is the trading closing price as of March 15, 1999. Amounts reflected are based on the assumed value minus the exercise price multiplied by the number of shares acquired on exercise.

                          Fiscal Year-End Option Values


                              Number of Securities        Value of Unexercised
                             Underlying Unexercised      In-the-Money Options at
                                      Options               December 31, 1998
                              at December 31, 1998
Name                         Vested         Unvested     Vested        Unvested
----                         ------         --------     ------        --------
Thomas F. Darden             11,428            -0-        -0-             -0-


Stock Option Plan

Pursuant to the Merger Agreement with MSR, the Company converted the outstanding options of MSR into options to purchase Quicksilver common shares. During 1997, an aggregate of 24,857 shares were granted under MSR's Plan at an exercise price of $8.75 per share. Options are totally vested and must be exercised within five years of the date of grant. No additional options will be granted under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company, certain information as of March 16, 1999, regarding the beneficial ownership of the Company's common stock of (i) directors, (ii) executive officers, (iii) executive officers and directors as a group and (iv) holders of 5 percent or more of such securities.

                                                        SHARES BENEFICIALLY
                                                                OWNED
                                                        -------------------
NAME OF BENEFICIAL OWNER                                NUMBER      PERCENT
------------------------                                ------      -------
DIRECTORS
         Frank Darden (1).............................   462,443       3.5
         Glenn M. Darden (1)..........................   495,850       3.8
         Thomas F. Darden (1).........................   501,110       3.9
         Steven M. Morris.............................   172,222       1.3
         D. Randall Kent..............................     3,000       0.0
         W. Yandell Rogers III........................     5,000       0.0
         Mark Warner (2)..............................         0         0

EXECUTIVE OFFICERS NOT NAMED ABOVE
         Houston Kauffman.............................     3,900       0.0
         Howard N. Boals (3)..........................     2,500       0.0

DIRECTORS AND EXECUTIVE OFFICES AS A GROUP (4)........ 2,986,429      22.6

HOLDERS OF 5 PERCENT OR MORE NOT NAMED ABOVE
         Mercury Exploration Company (5).............. 4,493,822      33.3
         Quicksilver Energy LC (6).................... 3,030,861      23.5
         Trust Company of the West.................... 1,340,405      10.4
         Joint Energy Development Investments
           Limited Partnership........................ 1,340,405      10.4
         Darden Family Group (7)...................... 9,975,312      71.2


1) Does not include shares beneficially owned by Mercury Exploration Company or Quicksilver Energy LC. See footnotes 4, 5 and 6 below. Does include with respect to each person 110,000 shares subject to immediately exercisable warrants. Also includes with respect to each of Thomas F. Darden and Glenn
     M. Darden 11,428 shares subject to immediately exercisable options. Also includes with respect to each of Thomas F. Darden and Glenn M. Darden 18,660 and 15,250 shares respectively, for which each is co-trustee for family member trusts.

2) Mr. Warner was designated as director under the Stockholder agreement dated April 9, 1998 among Quicksilver and Joint Energy Development Investments Limited Partnership.

3)   Includes 20,000 shares subject to currently exercisable options.

4) Includes 330,000 shares subject to immediately exercisable warrants and 24,857 shares subject to immediately exercisable options. Does not include shares beneficially owned by Mercury Exploration Company.

5) Number of shares indicated includes 594,000 shares subject to immediately exercisable warrants. Each of Frank Darden, Thomas F. Darden and Glenn M. Darden are directors and shareholders of Mercury and share voting and investment power with respect to the 4,493,822 shares of the Company's Common Stock beneficially owned by Mercury. Each such person disclaims beneficial ownership of all such shares.

6) Each of Frank Darden, Thomas F. Darden and Glenn M. Darden are partners of Quicksilver Energy LC and share voting and investment power with respect to the 3,030,861 shares of the Company's Common Stock beneficially owned by Quicksilver Energy LC. Each such person disclaims beneficial ownership of such shares.

7) The Darden Family Group includes Darden family members, Quicksilver Energy, L.C., Mercury Exploration Company and affiliates of Mercury which presently control 8,832,000, (68.5 percent) of the outstanding shares and beneficially approximately 9,975,312 (71.2 percent) shares.

The address of each of Mercury Exploration Company, Quicksilver Energy LC, Frank Darden, Glenn M. Darden, Houston Kauffman and Howard N. Boals is 1619 Pennsylvania Avenue, Fort Worth, Texas 76104. The address of Thomas F. Darden is 720 South Otsego, Gaylord, Michigan 49735.

The address of Steven M. Morris is 952 Echo Lane, Suite 335, Houston, Texas 77024. The address of D. Randall Kent is 4421 Tamworth Road, Fort Worth, Texas 76116. The address of W. Yandell Rogers III is 5711 Hillcroft, Houston, Texas 77036. The address for Mark Warner is 1400 Smith Street, Houston, Texas, 77002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the Merger with MSR, Quicksilver did not have any direct employees other than its top management and officers. Instead, Quicksilver's businesses were managed under a management agreement entered into with Mercury in April 1998. According to the management agreement, Mercury was responsible for the supervision and management of Quicksilver's day-to-day operations. These services included administrative and management activities. In addition, Mercury acted as the operator of Quicksilver's oil and gas properties in Michigan, Wyoming and Montana. Quicksilver paid Mercury a fee based on the number of hours each Mercury employee spent on activities relating to Quicksilver, less overhead expenses paid by Quicksilver under any joint operating agreements. In addition, Quicksilver reimbursed Mercury for specified out-of-pocket expenses. For the year ended December 31, 1998, Quicksilver had paid Mercury a total of approximately $1.2 million under the management agreement.

         Upon completion of the Merger, the existing management agreement was terminated. Quicksilver and Mercury have entered into a new agreement, under which Mercury will provide accounting services to the surviving corporation and will operate its oil and natural gas properties, including the daily activities of producing oil and/or gas from an individual wells and leases, and will continue to provide services as an operator under existing operating agreements. Mercury's compensation will consist of payments and overhead reimbursements to which it or Quicksilver is entitled as operator under existing and future operating agreements for the properties.

         Mercury owns 3,899,822 (30.3 percent) shares of the Company's common stock. Three of Mercury's principal common stock shareholders and directors -- Frank Darden, Thomas Darden and Glenn Darden -- are also directors and officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1998 fiscal year, all such filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.


Financial Statements:                                  Page in this Form 10-K
---------------------                                  ----------------------

INDEX TO FINANCIAL STATEMENTS

QUICKSILVER RESOURCES INC.
Independent Auditors' Report...............................................F-1
Combined Consolidated Balance Sheet December 31, 1998 and 1997.............F-2
Combined Consolidated Statement of Income for the year ended
 December 31, 1998.........................................................F-3
Combined Consolidated Statement of Cash Flows for the year ended
 December 31, 1998.........................................................F-4
Combined Consolidated Statement of Stockholders' Equity for the
 year ended December 31, 1998..............................................F-5
Notes to Combined Consolidated Financial Statements........................F-6



PREDECESSOR FINANCIAL STATEMENTS

MSR EXPLORATION LTD.

Independent Auditors' Report..............................................F-17
Consolidated Balance Sheet at December 31, 1997...........................F-18
Consolidated Statement of Operations
    for the period from inception March 7, 1997, to December 31, 1997.....F-19
Consolidated Statement of Stockholders' Equity
    for the period from inception March 7, 1997, to December 31, 1997.....F-20
Consolidated Statement of Cash Flows
    for the period from inception March 7, 1997, to December 31, 1997.....F-21
Notes to Financial Statements.............................................F-22

MERCURY EXPLORATION COMPANY

Independent Auditors' Report..............................................F-36
Consolidated Balance Sheet at September 30, 1997 and 1996.................F-37
Consolidated Statements of Income for the years ended September 30,
    1997, 1996 and 1995...................................................F-38
Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1997, 1996 and 1995.....................................F-40
Consolidated Statements of Cash Flows for the years ended September 30,
    1997, 1996 and 1995...................................................F-41
Notes to Consolidated Financial Statements................................F-42

MERCURY EXPLORATION COMPANY -- TRANSITION REPORTS

Independent Auditors' Report..............................................F-54
Consolidated Balance Sheet at December 31, 1997...........................F-55
Consolidated Statement of Income for the three months ended
    December 31, 1997.....................................................F-56
Consolidated Statement of Stockholders' Equity for the three months ended December 31, 1997...............................................F-57
Consolidated Statement of Cash Flows for the three months
    ended December 31, 1997...............................................F-58
Notes to Financial Statements.............................................F-59

MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

Independent Auditors' Report..............................................F-69
Balance Sheet at December 31, 1997 and 1996...............................F-70
Statements of Operations for the years ended December 31,
    1997, 1996 and 1995...................................................F-71
Statements of Partner's Capital for the years ended December 31,
    1997, 1996 and 1995...................................................F-72
Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995...................................................F-73
Notes to Financial Statements.............................................F-74


(a) Exhibits:

Exhibit  Sequential
Number   Description
------   -----------
* 2.1 Agreement and Plan of Merger, dated September 1, 1998, among Quicksilver Resources Inc. and MSR Exploration Ltd. is included as Appendix A to the Proxy Statement/Prospectus included in Part I of this Registration Statement and is incorporated herein by reference.

* 2.2    Amendment No. 1 to Agreement and Plan of Merger.

  2.3 Second Amended and Restated Credit Agreement among Quicksilver Resources Inc., as borrower, NationsBank, N.A., as administrative agent and the financial institutions listed therein, dated March 1, 1999, and effective March 4, 1999 (filed herewith).

* 4.1    Restated certificate of incorporation of Quicksilver Resources Inc.

* 4.2    Bylaws of Quicksilver Resources Inc.

* 4.3    Form of Quicksilver Resources Inc. Common Stock Certificate.

*10.2 Agreement and Plan of Reorganization and Merger, dated March 31, 1998, by and among Quicksilver Resources Inc., Quicksilver Energy, L.C., Michigan Gas Partners, Limited Partnership, Mercury Exploration Company, Trust Company of the West and Joint Energy Development Investments Limited Partnership.

*10.3 Agreement Regarding Merger Agreement, dated April 9, 1998, by and among Quicksilver Resources Inc., Quicksilver Energy, L.C., Michigan Gas Partnership, Limited Partnership, Mercury Exploration Company, Trust Company of the West and Joint Energy Development Investments Limited Partnership.

*10.4 Registration Rights Agreement, dated April 9,1998, by and among Quicksilver Resources Inc., Joint Energy Development Investments Limited Partnership and Trust Company of the West.

*10.5 Stockholders Agreement, dated April 9, 1998, by and among Quicksilver Resources, Inc., Mercury Exploration Company, Quicksilver Energy, L.C., Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self, Jeff Cook, Jack L. Thurber, Trust Company of the West, Joint Energy Development Investments Limited Partnership and Mercury Production Company.

*10.6 Amendment No. 1 to Stockholders Agreement, dated September 1, 1998, by and among Quicksilver Resources Inc., Mercury Exploration Company, Quicksilver Energy, L.C., Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self, Jeff Cook, Jack L. Thurber, Trust Company of the West, Joint Energy Development Investments Limited Partnership and Mercury Production Company.

*10.7 Stock Transfer Agreement, dated April 9, 1998, by and between Mercury Exploration Company and Joint Energy Development Investment Limited Partnership.

*10.8 Amendment No. 1 to Stock Transfer Agreement, dated September 1, 1998, by and between Mercury Exploration Company and Joint Energy Limited Partnership.

*10.9 Amended and Restated Credit Agreement, dated April 9, 1998, by and between Quicksilver Resources Inc. and NationsBank of Texas, N.A.

*10.10 Put/Call Agreement dated April 9, 1998, by and between Mercury Exploration Company and Trust Company of the West.

*10.11 Amendment No. 1 to Put/Call Agreement, dated September 4, 1998, by and between Mercury Exploration Company and Trust Company of the West.

*10.12 Management Agreement, dated April 9, 1998, by and between Mercury Exploration Company and Quicksilver Resources Inc.

*10.13 Agreement regarding Warrants, dated September 1, 1998, by and among Quicksilver Resources Inc., Mercury Exploration Company, Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self, Joint Energy Development Investment Limited Partnership and Trust Company of the West.

*10.14 Agreement, dated September 1, 1998, by and among Quicksilver Resources Inc., Joint Energy Development Investments Limited Partnership,
         Trust Company of the West and Mercury Exploration Company.

*10.15 Management Agreement, dated September 1, 1998, by and between Mercury Exploration Company and Quicksilver Resources Inc.

 10.16 Wells Agreement, filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-29769) and incorporated herein by reference.

*10.17 Letter Agreement and Fee Letter from NationsBank, N.A., dated July 17, 1998.

*10.18 Agreement Regarding Future Financing, dated April 9, 1998, by and among Quicksilver Resources Inc., Enron Trade & Capital Resources Corp., Trust Company of the West and NationsBank of Texas, N.A.

*10.19 Amendment No. 2 to Put/Call Agreement dated January 8, 1999, by and between Mercury Exploration Company and Trust Company of the West.

 27.     Financial Data Schedule (filed herewith)

* Filed as part of Quicksilver's Registration Statement on Form S-4 (SEC. No. 33-66709.) and incorporated herein by reference.

REPORTS ON FORM 8-K

The Company filed a Form 8-K on March 18, 1999, announcing the completion of the Merger with and between the Company and MSR effective March 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Quicksilver Resources Inc.
                                            (the "Registrant")

Dated: March 30, 1999                  by:  /s/ Thomas F. Darden
                                          ------------------------------------
                                           Thomas F. Darden
                                           Chairman of the Board
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                          DATE
---------                         -----                          ----

  /s/  Thomas F. Darden           Chairman of the Board,         March 30, 1999
--------------------------------  Chief Executive Officer
Thomas F. Darden                  and Director


  /s/  Glenn M. Darden            President,                     March 30, 1999
--------------------------------  Chief Operating Officer
Glenn M. Darden                   and Director


  /s/  Howard N. Boals            Vice President - Finance       March 30, 1999
--------------------------------  Chief Accounting Officer
Howard N. Boals


  /s/  Frank Darden               Director                       March 30, 1999
--------------------------------
Frank Darden


  /s/  Steven M. Morris           Director                       March 30, 1999
--------------------------------
Steven M. Morris


   /s/ D. Randall Kent            Director                       March 30, 1999
--------------------------------
D. Randall Kent


   /s/ W. Yandell Rogers, III     Director                       March 30, 1999
--------------------------------
W. Yandell Rogers, III


  /s/ Mark Warner                 Director                       March 30, 1999
--------------------------------
Mark Warner

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas


We have audited the accompanying combined consolidated balance sheets of Quicksilver Resources Inc. (the Company) as of December 31, 1998 and 1997, and the related combined consolidated statement of income, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Fort Worth, Texas
March 29, 1999

                                QUICKSILVER RESOURCES INC.
                          Combined Consolidated Balance Sheets
                                December 31, 1998 and 1997
                    In thousands, except for share and per share data

ASSETS                                                        1998          1997
                                                           ----------    ----------
CURRENT ASSETS
    Cash and cash equivalents                              $      294    $      643
    Accounts receivable                                         7,776         1,167
    Inventories and other current assets                          751           687
                                                           ----------    ----------
          Total current assets                                  8,821         2,497

PROPERTIES, PLANT, AND EQUIPMENT - NET ("full cost")          134,810       131,060

OTHER ASSETS                                                      969           355
                                                           ----------    ----------
                                                           $  144,600    $  133,912
                                                           ----------    ----------
                                                           ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                      $       67    $      161
    Accounts payable                                            5,772         1,362
    Accrued liabilities                                         1,691           592
                                                           ----------    ----------
          Total current liabilities                             7,530         2,115

LONG-TERM DEBT                                                 84,972        84,656

UNEARNED REVENUES                                               1,338         2,680

DEFERRED INCOME TAXES                                          11,953         9,617

MINORITY INTEREST IN MSR EXPLORATION LTD.                       6,219         6,992

STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.01
       Authorized 10,000,000 shares
       Issued and outstanding - none                                0             0
    Common Stock, par value $0.01
       Authorized 40,000,000 shares,
       Issued and outstanding 11,510,800                          115           115
    Additional paid in capital                                 27,574        27,723
    Retained earnings                                           4,899            14
                                                           ----------    ----------
          Total stockholders' equity                           32,588        27,852
                                                           ----------    ----------
                                                           $  144,600    $  133,912
                                                           ----------    ----------
                                                           ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                         QUICKSILVER RESOURCES INC.
                  Combined Consolidated Statement of Income
                    For the Year Ended December 31, 1998
                    In thousands, except for per share data

REVENUES
    Gas sales                                                      $ 32,647
    Oil sales                                                         6,276
    Interest and other income                                         3,607
                                                                   --------

          Total revenues                                             42,530
                                                                   --------

EXPENSES
    Operating expenses                                               14,624
    Depletion and depreciation                                       12,365
    General and administrative                                        1,430
    Interest                                                          6,698
                                                                   --------

          Total expenses                                             35,117
                                                                   --------
Income before income taxes and minority interest                      7,413
                                                                   --------

Minority interest in net loss of MSR Exploration Ltd.                   758
                                                                   --------

Income before income taxes                                            8,171
                                                                   --------
Income tax expense
    Current                                                             950
    Deferred                                                          2,336
                                                                   --------
          Total income tax expense                                    3,286
                                                                   --------

NET INCOME                                                         $  4,885
                                                                   --------
                                                                   --------

Basic and diluted earnings per share                               $   0.42
                                                                   --------
                                                                   --------

Basic and diluted weighted average number of shares outstanding      11,511
                                                                   --------
                                                                   --------


   The accompanying notes are an integral part of these financial statements.

                             QUICKSILVER RESOURCES INC.
               Combined Consolidated Statement of Stockholders' Equity
                       For the Year Ended December 31, 1998
                                  In thousands

                                                                    Paid in
                                                                    Capital                      Total
                                              Common Stock         In Excess     Retained     Stockholders'
                                           Shares       Amount       Of Par      Earnings        Equity
                                         --------      ------      ---------     --------     -------------
Inception January 1, 1998                     100        $  1       $27,851       $    0         $27,852

Stock dividend retroactively applied       10,211         102          (102)                           0

Merger with MSR Exploration Ltd.,
   shares under common control for
   merger effective on March 4, 1999,
   retroactively applied                    1,200          12           (26)          14               0
                                         --------      ------     ---------     --------       ---------

   Adjusted balance January 1, 1998        11,511         115        27,723           14          27,852

Stock registration fees                                                (149)                        (149)

Net income                                                                         4,885           4,885
                                         --------      ------     ---------     --------       ---------


Balance December 31, 1998                  11,511        $115       $27,574       $4,899         $32,588
                                         --------      ------     ---------     --------       ---------
                                         --------      ------     ---------     --------       ---------


   The accompanying notes are an integral part of these financial statements.

                            QUICKSILVER RESOURCES INC
                    Combined Consolidated Statement of Cash Flows
                       For the Year Ended December 31, 1998
                                  In thousands

OPERATING ACTIVITIES:
    Net income                                                 $  4,885
    Charges and credits to net income not affecting cash
       Depletion and depreciation                                12,365
       Deferred income taxes                                      2,336
       Recognition of unearned revenues                          (1,342)
       Change in minority interest in subsidiary                   (758)
       Amortization of deferred loan costs                           66
    Changes in assets and liabilities
       Accounts receivable                                       (6,609)
       Inventory and other assets                                   (97)
       Accounts payable                                           4,410
       Accrued liabilities                                        1,099
                                                               --------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES                    16,355
                                                               --------

INVESTING ACTIVITIES:
    Acquisition of properties and equipment                     (16,097)
                                                               --------
NET CASH FROM (USED FOR) INVESTING ACTIVITIES                   (16,097)
                                                               --------

FINANCING ACTIVITIES:
    Notes payable, bank proceeds                                 10,493
    Principal payments on long-term debt                        (10,271)
    Deferred financing costs                                       (680)
    Stock registration fees                                        (149)
                                                               --------

NET CASH FROM (USED FOR) FINANCIAL ACTIVITIES                      (607)
                                                               --------

NET INCREASE (DECREASE) IN CASH                                    (349)

CASH AT BEGINNING OF PERIOD                                         643
                                                               --------

CASH AT END OF PERIOD                                          $    294
                                                               --------
                                                               --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest expense                         $  5,617
                                                               --------
                                                               --------
    Cash payments for income taxes                             $    600
                                                               --------
                                                               --------


   The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES, INC.
              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year Ended December 31, 1998

1.  BUSINESS COMBINATION

    FORMATION OF QUICKSILVER

Quicksilver Resources, Inc. (the "Company" or "Quicksilver") was formed as a Delaware Corporation in December 1997 to combine certain oil and gas properties pursuant to a merger. On January 1, 1998, Mercery Exploration Company ("Mercury"), Quicksilver Energy, L.C. ("QELC"), Michigan Gas Partners Limited Partnership ("Michigan Gas Partners"), Trust Company of the West ("TCW"), Joint Energy Development Investments Limited Partnership ("JEDI"), and Quicksilver Resources Inc. entered into an agreement and plan of reorganization and merger to combine certain oil and gas properties owned by Mercury, QELC, and Michigan Gas Partners by causing Michigan Gas Partners to be merged with Quicksilver and by causing certain assets and liabilities of Mercury and QELC to be transferred to and assumed by Quicksilver. Quicksilver was the surviving corporation of the merger.

In exchange for the contribution of properties and debt Quicksilver issued shares of common stock. The common stock was issued to contributing parties based on their ownership interest in the oil and gas properties. The oil and gas properties were evaluated based on the net present value of their reserves. The reserves were discounted at 10 percent and reduced for any associated debt. The conversion of debt to equity was valued at its face value. The net values for all properties and debt were summarized and the percentage of each contributed piece to the total was used to allocate shares of common stock back to the shareholders.

In the business combination, the surviving corporation issued 1,340,404 (13 percent of the outstanding) shares of common stock, $.01 par value, for all JEDI partnership interests in Michigan Gas Partners. Mercury did not receive consideration for its partnership interests in Michigan Gas Partners. Quicksilver issued 3,325,955 shares of common stock to Mercury in exchange for certain Mercury oil and gas properties in Michigan and Wyoming, and Quicksilver assumed debts related to the oil and gas properties transferred from Mercury. Quicksilver also issued 3,030,860 shares of Quicksilver common stock to QELC in exchange for all of QELC's oil and gas properties in Michigan and Wyoming. In addition, Quicksilver assumed debts related to QELC's oil and gas producing properties. Quicksilver issued 1,273,176 shares of common stock to individuals for their interests in the assets of Mercury and QELC to be transferred to Quicksilver in the business combination.
Quicksilver satisfied debt owed to TCW under a credit agreement dated
November 14, 1996 between TCW and QELC, by paying $17,075,000 in cash to TCW and by issuing 1,340,404 (13 percent of the outstanding) shares of common stock to TCW in exchange for a $10,000,000 credit on the debt.

The formation of Quicksilver was accounted for under provisions of Accounting Principal Board Opinion Number 16 (APB 16) "Business Combinations". Under APB 16, Mercury and QELC were considered companies under common control and were accounted for at historical cost. The merger of Michigan Gas Partners into Quicksilver was accounted for using the purchase method with a fair value of $10 million. The fair value of Michigan Gas Partners was based on the conversion of the $10,000,000 of debt of TCW for 13 percent of Quicksilver's common shares which was the same percentage issued to the partners of Michigan Gas Partners. Michigan Gas Partners' net book value was $8,884,000 at January 1, 1998. All of the valuation adjustment was assigned to oil and gas properties. An amount of $1,116,000 was allocated to Michigan Gas Partners' book value of producing oil and gas properties to complete the accounting.

    MERGER OF MSR EXPLORATION LTD. WITH AND INTO QUICKSILVER

On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd.
ABP 16, provides that exchanges or transfers of net assets between companies under common control must be accounted for at historical cost in a manner similar to that of pooling of interest accounting. Furthermore, APB 16 indicates that the purchase method of accounting should be used if the effect of a transfer or exchange is to acquire all of the outstanding shares held by minority interests. Prior to the merger Quicksilver Energy, L.C., Mercury, and the principal stockholders of Mercury, comprised of the Darden family (the "Mercury Group"), controlled Quicksilver though their approximate 74 percent ownership of Quicksilver. The Mercury Group was considered to control MSR because the Mercury Group and two other individuals affiliated with Mercury own approximately 46.5 percent of the MSR common stock, controlled MSR's executive committee of its board of directors, and held warrants to purchase 11 million

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued

1.  BUSINESS COMBINATION - CONTINUED

shares of MSR common stock. Accordingly, Quicksilver was considered the "accounting acquiror" and transferred approximately 46.5 percent of MSR's net assets to Quicksilver at historical cost. The remainder of MSR's net assets, approximately 53.5 percent that relate to minority interests, will be valued and recorded based on the purchase method of accounting in 1999. Although the merger did not occur until 1999, MSR's financial statements have been combined with the Company's as the entities were under common control. Also, a minority interest has been reflected on the December 31, 1998, balance sheet and statement of income since the merger occurred subsequent to year end.

2.  MERGERS AND ACQUISITIONS

On March 4, 1999, the Company completed the MSR merger. The merger qualified as a tax-free exchange and was accounted for in part as a pooling of interest for entities under common control, with the minority interest accounted for under the purchase method. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR Exploration Ltd. based on a conversion ratio of 1 share (the merger exchange ratio) of the Company's common stock for ten (10) shares of MSR common stock. MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 58,857 shares and 1,110,000 shares, respectively. The minority interest reflected on the Company's balance sheet and statement of income is approximately 53.5 percent of MSR's net assets and results of operations for the period.

The Company's financial statements have been restated for the period prior to the business combination to include the combined financial results of the Company and MSR. Total revenues, income (loss) before income taxes, and net income for the year ended December 31, 1998, for the individual companies prior to the merger are as follows in thousands:

                                    Quicksilver     MSR
                                     Resources  Exploration
                                        Inc.        Ltd.       Total
                                    ----------- -----------   --------
Total revenues                        $38,716     $ 3,814     $42,530
Income (loss) before income taxes     $ 8,829     $(1,416)    $ 7,413
Net income (loss)                     $ 5,559     $  (674)    $ 4,885

There were no significant intercompany transactions between the Company and MSR Exploration Ltd.

3.  SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and other significant accounting policies are as follows:

NATURE OF OPERATIONS

Quicksilver Resources Inc. was formed to own various oil and gas properties in the states of Michigan and Wyoming. Substantially all of the Company's revenue is derived from the production and sale of natural gas, crude oil, condensate, and plant products.

ACCOUNTS RECEIVABLE

The Company's customers are large oil and natural gas purchasers. The Company does not require collateral, and receivables are generally due in 30-60 days. Management considers all accounts receivable current and collectible; accordingly, no allowance for doubtful accounts has been established.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued


3. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED


MAJOR CUSTOMERS

At December 31, 1998, three purchasers accounted for approximately 21%, 19%, and 17%, respectively, of the Company's total consolidated oil and gas sales. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of crude oil in tanks and well equipment spares and supplies.

PROPERTIES, PLANT, AND EQUIPMENT

The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration, and development activities.

The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Other plant and equipment are depreciated on the straight-line basis as follows:

     Gas processing plants and gathering systems -- over fifteen to twenty years.
     Other equipment -- over ten years
     Building -- over forty years

Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed annually (unless economic events warrant more frequent reviews). In addition, a quarterly impairment analysis of aggregated properties is performed by the Company using discounted future net cash flows determined based upon current prices and costs.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued


3. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED


REVENUE RECOGNITION

The Company recognized revenue as quantities of oil and gas are sold or volumes of gas are transported to the buyer, and utilizes the sales method of accounting for oil and gas imbalances. The Company's net imbalance was immaterial at December 31, 1998.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

Environmental compliance costs, including on going maintenance and monitoring, are expensed as incurred. Environmental remediation costs, which improve the condition of a property, are capitalized.

DEFERRED CHARGES

Financing charges related to the acquisition of debt are deferred and amortized on a straight-line basis over the term of that debt.

JOINT VENTURE OPERATIONS

Certain of the Company's exploration and development activities relating to oil and gas are conducted jointly with others. The accompanying financial statements reflect only the Company's proportionate interest in such activities.

INCOME TAXES

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes primarily related to differences between the basis of properties, plant, and equipment for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

CASH EQUIVALENTS AND TIME DEPOSITS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments with an original maturity in excess of three months are considered to be time deposits.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, time deposits, accounts receivable, and notes payable, accounts payable, and long-term debt. The fair value of long-term debt is estimated at the present value of future cash flows discounted at rates consistent with comparable maturities for credit risk.
The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per share" ("EPS") which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for 1998 have been presented to conform to the SFAS No. 128 requirements.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued


3.   SIGNIFICANT ACCOUNTING POLICIES - continued

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the statement of financial position. The Company adopted SFAS No. 130 on January 1, 1998. Net income and comprehensive income are the same.

SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," became effective for fiscal years beginning after December 15, 1997. This statement establishes standards for defining and reporting business segments. The Company adopted SFAS No. 131 on January 1, 1998. As substantially all of the Company's revenue is derived from the production and sale of natural gas, crude oil, condensate and plant products, which are operated as one segment, this standard did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management is currently evaluating the effect of adopting SFAS No. 133 on the Company's financial statements.

4.   PROPERTIES, PLANTS, AND EQUIPMENT

     Capitalized costs are shown below in thousands.

                                               December 31, 1998   December 31, 1997
                                               -----------------   -----------------
     Proved oil and gas properties                $   178,128         $   166,843
     Unproved oil and gas interests                     3,584               3,216
     Accumulated depletion and depreciation           (53,225)            (41,217)
                                                  -----------         -----------
                                                  $   128,487         $   128,842

     Other equipment                                   10,064               5,620
     Accumulated depreciation                     $    (3,741)        $    (3,402)
                                                  -----------         -----------
                                                  $   134,810         $   131,060
                                                  -----------         -----------
                                                  -----------         -----------


5.   OTHER ASSETS

     Other assets, in thousands, consist of:

                                                           December 31, 1998   December 31, 1997
                                                           -----------------   -----------------
     Deferred loan cost                                            $755               $118
     Less accumulated amortization                                   91                  4
                                                                   ----               ----
         Net deferred loan costs                                    664                114

     Environmental escrow bonds                                     305                241
                                                                   ----               ----
                                                                   $969               $355
                                                                   ----               ----
                                                                   ----               ----

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued


6.   NOTES PAYABLE AND LONG-TERM DEBT

                                                  December 31, 1998   December 31, 1997
                                                  -----------------   -----------------
     Long-term debt, in thousands, consists of:
     Notes payable to a bank
       (7.1% at December 31, 1998)                    $   84,841          $   84,453

     Various loans                                           198                 364
                                                      ----------          ----------

     Less current maturities                              85,039              84,817
                                                             (67)               (161)
                                                      ----------          ----------
                                                      $   84,972          $   84,656
                                                      ----------          ----------
                                                      ----------          ----------

Long-term debt maturities are as follows, in thousand of dollars:

                        Periods Ending              December 31, 1998
                        --------------              -----------------
                            1998                             $      0
                            1999                                   67
                            2000                                   20
                            2001                                   20
                            2002                                    4
                            2003                                    4
                         Thereafter                            84,924
                                                             --------
                                                             $ 85,039
                                                             --------
                                                             --------

     As part of merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The existing debt of $73,993,000 and $10,848,000 from Quicksilver and MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $200 million. The Borrowing Base is currently $85 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. As the Company's option, loans may be Prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.65% or bank prime. On March 4, 1999, the Company locked in its interest rate at 7.38% for the next six months. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, and debt service ratio. The Company currently is in compliance with all such restrictions.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued

7.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998, and December 31, 1997, are as follows in thousands:

                                               1998         1997
                                             -------      -------
    Deferred tax assets
      Tax credit sale and unearned income    $ 3,811      $ 4,597
      Net operating loss carryforwards         2,500        2,301
      Investment tax credits                     -            171
                                             -------      -------
        Total deferred tax assets            $ 6,311      $ 7,069

    Deferred tax liabilities
      Properties, plant, and equipment       $18,264      $16,686
                                             -------      -------
        Total deferred tax liabilities       $18,264      $16,686
                                             -------      -------
          Net deferred tax liabilities       $11,953      $ 9,617
                                             -------      -------
                                             -------      -------

No valuation allowance is required because the deferred tax assets will be utilized by the reversal of the deferred tax liabilities. As the deferred tax liabilities reverse and create taxable income, the tax assets will offset this tax liability.

The provisions for income taxes for the year ended December 31, 1998, are as follows in thousands:

    United States Federal
      Current                     $  950
      Deferred                     2,336
                                  ------
                                  $3,286
                                  ------
                                  ------

A reconciliation of the statutory federal income tax rate and the effective tax rate for the year ended December 31, 1998, is as follows:

    U.S. federal statutory tax rate                            34.0%
    Statutory reduction of net operating loss carryforwards     6.2%
                                                               -----
    Effective income tax rate                                  40.2%
                                                               -----
                                                               -----

Under Internal Revenue Code Section 382, a change of ownership was deemed to have occurred for MSR. Due to the limitations imposed by Section 382, a portion of MSR's net operating losses could not be utilized. However, starting in 1999, the Company has approximately $7,500,000 of net operating loss carryforwards available from MSR to reduce future U.S. taxable income. These U.S. net operating loss carryforwards will begin to expire in 2001.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued

8.  UNEARNED REVENUES

The Quicksilver Properties include certain properties which carry IRS code
Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production. During 1997 these credits were conveyed through the sale of the working interests to a bank. The agreement with the bank provided that the Company would receive cash, payment for future production on the properties, and payment for a portion of tax credits taken by the bank. The agreement included a fixed payment note which provides for the Company to receive a minimum of approximately $7 million plus interest for the future production on the properties. A portion of the initial cash payment represented an advance payment for the first eighteen months of tax benefits. As of December 31, 1998, and December 31, 1997, a balance of $1,338,000 and $2,680,000 respectively, in unearned revenues existed as a result of the cash consideration received in excess of the tax benefit earned. At December 31, 1998, and December 31, 1997, $538,000 and $2,005,000 respectively, of the unearned revenues represented advance payments on tax benefits, which will be recognized as earned through 1999. The balance of $800,000 will remain unearned until the tax benefits of the IRS Code Section 29 expire at December 31, 2002.

9.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 40 million shares of common stock with a par value of one cent ($0.01) and 10 million shares of preferred stock with a par value of one cent ($0.01). At December 31, 1998, the Company had 100,000 shares of common stock outstanding.

As part of the merger with MSR Exploration Ltd., the Company agreed to exchange one share of its common stock for each 10 shares of MSR common stock. To effect the exchange ratio, the present shareholders of the Company will be issued an additional 10,210,800 shares in the form of a stock dividend. Upon completion of the merger the founding shareholders will own 10,310,800 (80%) of the shares of the Company and former MSR shareholders will own approximately 2,577,700 (20%) of the common shares of the Company. All references in the financial statements to numbers of shares and per share amounts have been restated to reflect the stock dividend.

The Company currently has 11,510,800 shares of common stock outstanding. MSR's outstanding options and warrants were converted into options and warrants to purchase Company common stock. As a result of the merger, the Company has outstanding warrants to purchase common stock of 555,000 shares at $12.50 per share, 555,000 shares at $20.00 per share, 28,000 shares at $33.75 per share, and 6,0000 shares at $0.01 per share and options to purchase 24,857 shares of common stock at $8.75 per share.

Stock Option Plan

Pursuant to the merger agreement with MSR, the Company converted the outstanding options of MSR into options to purchase Quicksilver common shares. During 1997, an aggregate of 24,857 shares were granted under MSR's plan at an exercise price of $8.75 per share. Options are totally vested and must be exercised within five years of the date of grant. No additional options will be granted under the plan.

10. RELATED PARTY TRANSACTIONS

When the Company was formed on January 1, 1998, it entered into a Management Agreement (the Management Agreement) for Mercury Exploration Company (Mercury) to act as operator of the Company's oil and gas properties in Michigan, Wyoming and Montana under a joint operating agreement. The Company has no operating employees; Mercury performs all operations on behalf of the Company. In its capacity as operator, Mercury pays all costs and expenses of operations and distributes all net revenues associated with the Company's properties. The Company reimburses Mercury for its actual cost for direct and indirect expenses incurred by Mercury for the benefit of the Company and its properties. The indirect expenses for which Mercury is reimbursed include employee compensation, office rent, office supplies, and employee benefits. During 1998, the Company paid Mercury a total of approximately $1.2 million under the management agreement.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued


10.  RELATED PARTY TRANSACTIONS - continued

Mercury generally allocated its expenses among the Company and other entities for which Mercury's services are provided by multiplying the aggregate amount of indirect expenses incurred by Mercury by the time that the employees of Mercury spend on managing Quicksilver properties and dividing by the aggregate time that the employees of Mercury spend on all the entities for which Mercury provides similar services. Management believes the allocated method and amounts are reasonable.

Mercury owns 3,899,822 (30.3%) shares of the Company's common stock, and three of Mercury's directors - Frank Darden, Thomas Darden, and Glenn Darden
- are also directors and officers of the Company.

11.  SUPPLEMENTAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Company's proved oil and gas reserves at December 31, 1998, have been estimated by S. A. Holditch & Associates, Inc. and at December 31, 1997, by Citadel Engineering, Ltd. and Mercury in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

Estimated Reserves

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located in the continental United States, are as follows:

Reserve Quantities


                                                   Oil       Gas
                                                  (MBbl)    (MMcf)
                                                  ------    -------
Proved Reserves
  As of January 1, 1997                           21,137    100,918
    Purchase of reserves                           3,646     50,701
    Revisions of previous estimates                  686        332
    Production for 1997                             (933)   (13,117)
                                                  ------    -------
  As of January 1, 1998                           24,536    138,834
    Revision of estimates                         (5,886)         -
    Extensions and discoveries                         -     29,683
    Production for 1998                             (667)   (15,315)
                                                  ------    -------
  As of December 31, 1998                         17,983    153,202
                                                  ------    -------
                                                  ------    -------
Proved Developed Reserves
  As of January 1, 1997                            5,335     91,729
  As of January 1, 1998                            8,932    119,669
  As of December 31, 1998                          9,829    123,743

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued

11.  SUPPLEMENTAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     -  CONTINUED


Standardized Measure

The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate, and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract. Future production, development, and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a ten percent annual discount factor for the years ended December 31, 1998 and 1997 in thousands of dollars.

                                                              1998         1997
                                                           ---------    ---------
Future cash flows                                          $ 607,336    $ 629,499
Future production and development costs                     (331,599)    (300,273)
Future income tax expense                                    (55,106)     (46,733)
                                                           ---------    ---------
Future net cash flows                                        220,631      282,493
10% annual discount for estimated timing of cash flows       (92,212)    (134,848)
                                                           ---------    ---------
Standardized measure of discounted future net cash flows   $ 128,419    $ 147,645
                                                           ---------    ---------
                                                           ---------    ---------

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                              1998         1997
                                                           ---------    ---------
Net changes in price and production costs                  $   2,920    $  (5,362)
Development costs incurred                                     8,283        3,303
Revision of estimates                                        (26,889)       2,908
Changes in estimated future development costs                (17,340)      (1,654)
Purchases of reserves                                          1,715       32,247
Extensions, discoveries and improved recovery, net of
  future production and development costs                     22,600            -
Net changes in income taxes                                   (4,471)      13,519
Sales of oil and gas net of production costs                 (24,346)     (28,013)
Accretion of discount                                         14,765       11,558
Other                                                          3,537      (10,217)
                                                           ---------    ---------
Net increase (decrease)                                    $ (19,226)   $  18,289
                                                           ---------    ---------
                                                           ---------    ---------


Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

                          QUICKSILVER RESOURCES, INC.
          NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS - continued

11. SUPPLEMENTAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to the Company.

Costs incurred in oil and gas property acquisition, exploration, and development activities for the year ended December 31, 1998, in thousands:

    Acquisition of properties              $ 1,715
    Exploration costs                        1,095
    Development costs                        8,283
                                           -------
      Total                                $11,093
                                           -------
                                           -------

Capitalized cost for oil and gas properties at December 31, 1998 and 1997 in thousands:

                                                    1998       1997
                                                    ----       ----
    Proved oil and gas properties                 $178,128   $166,843
    Unproved oil and gas interests                   3,584      3,216
    Accumulated depletion and depreciation         (53,225)   (41,217)
                                                  --------   --------
                                                  $128,487   $128,842
                                                  --------   --------
                                                  --------   --------

Results of operations from producing activities, for the year ended December 31, 1998, in thousands:

    Oil and gas sales                                      $ 38,923
    Operating expenses                                      (14,577)
    Depletion and depreciation                              (12,198)
                                                           --------
                                                             12,148
    Income taxes                                             (4,130)
                                                           --------
    Results of operations from producing activities
      (excluding corporate overhead and interest costs)    $  8,018
                                                           --------
                                                           --------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas


We have audited the accompanying consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the period from inception March 7, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the period from inception March 7,1997 to December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 25, 1998
(December 18, 1998 as to Note 12)

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1997

        ASSETS

             Cash and cash equivalents                            $    528,000
             Time deposits                                              59,000
             Accounts receivable                                       507,000
             Inventories                                               248,000
             Prepaid expenses                                           32,000
                                                                  ------------
                     Total current assets                            1,374,000

        PROPERTIES, PLANT AND EQUIPMENT - NET
             ("full cost")                                          24,234,000

        OTHER ASSETS                                                   355,000
                                                                  ------------
                                                                  $ 25,963,000
                                                                  ------------
                                                                  ------------


        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
             Current portion of long-term debt                         $88,000
             Accounts payable                                          652,000
             Accrued liabilities                                       592,000
                                                                  ------------
                     Total current liabilities                       1,332,000
                                                                  ------------

        LONG-TERM DEBT                                              10,560,000
                                                                  ------------

        DEFERRED INCOME TAXES                                        1,001,000
                                                                  ------------

        STOCKHOLDERS' EQUITY
             Common stock, $0.01 par value
                  Authorized 50,000,000 shares, issued and
                  outstanding 25,777,014                               258,000
             Paid in capital in excess of par value                 12,812,000
             Foreign currency translation adjustment                   (30,000)
             Retained earnings                                          30,000
                                                                  ------------
                                                                    13,070,000
                                                                  ------------
                                                                  $ 25,963,000
                                                                  ------------
                                                                  ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Period from Inception, March 7, 1997 to
                               December 31, 1997

         REVENUE
             Oil sales                                                $257,000
             Gas sales                                                 570,000
             Interest and other income                                  27,000
                                                                 -------------
                  Total revenues                                       854,000
                                                                 -------------


         EXPENSES
             Operating expenses                                        228,000
             Production taxes                                           68,000
             Depletion and depreciation                                220,000
             General and administrative                                146,000
             Interest                                                  147,000
                                                                 -------------
                  Total expenses                                       809,000
                                                                 -------------

         Income before income taxes                                     45,000

         Income tax (expense) benefit                                 (15,000)
                                                                 -------------

         Net income                                                    $30,000
                                                                 -------------
                                                                 -------------


         Basic and diluted earnings per share                            $0.00
                                                                 -------------
                                                                 -------------

         Basic weighted average number of shares
             outstanding for the period                             14,801,000
                                                                 -------------
                                                                 -------------

         Diluted weighted average number of shares
             outstanding for the period                             14,838,000
                                                                 -------------
                                                                 -------------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                     MSR EXPLORATION LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Period from Inception, March 7, 1997 to
                              December 31, 1997

                                                                               Cumulative
                                                                 Paid in        Foreign                      Total
                                                                 Capital        Currency                     Stock-
                                           Common Stock         in Excess     Translation     Retained      holders'
                                      ------------------------
                                        Shares       Amount       of Par       Adjustment     Earnings       Equity
                                      ------------ ----------- -------------  ------------- ------------- -------------
Inception March 7, 1997
Issuance of shares in exchange for
     oil and gas properties            12,000,000    $120,000  $    337,000    $        0    $         0   $   457,000

Merger - Issuance of shares in
     exchange for Old MSR shares
     (Note 1)                          13,777,014     138,000    12,400,000                                 12,538,000

Warrants payable - 60,000 warrants
     issued  in payment of bank
     commitment fee                                                  75,000                                     75,000

Translation adjustments                                                           (30,000)                     (30,000)

Net income
                                                                                                  30,000        30,000
                                      ------------ ----------- -------------  ------------- ------------- -------------

    Balance at December 31, 1997       25,777,014    $258,000  $ 12,812,000    $  (30,000)   $    30,000   $13,070,000
                                      ------------ ----------- -------------  ------------- ------------- -------------
                                      ------------ ----------- -------------  ------------- ------------- -------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Period from Inception, March 7, 1997 to December 31, 1997

OPERATING ACTIVITIES
      Net income                                                                $30,000
      Charges and credits to net loss not affecting cash
           Depletion and depreciation                                           220,000
           Deferred income taxes                                                 15,000
      Changes in assets and liabilities
           Receivables                                                          236,000
           Inventories and prepaid expenses                                     (22,000)
           Accounts payable and accrued liabilities                            (153,000)
                                                                         ---------------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES                                   326,000
                                                                         ---------------

INVESTING ACTIVITIES
      Property, plant and equipment expenditures                               (592,000)
      Cash received in merger                                                   350,000
      Change in cumulative foreign currency translation                         (30,000)
                                                                         ---------------

NET CASH FROM (USED FOR) INVESTING  ACTIVITIES                                 (272,000)
                                                                         ---------------

FINANCING ACTIVITIES
      Principal payments on long-term debt                                   10,575,000
      Proceeds from debt borrowings                                         (10,040,000)
      Payment of financing costs                                                (61,000)
                                                                         ---------------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                   474,000
                                                                         ---------------

CASH AT END OF PERIOD                                                          $528,000
                                                                         ---------------
                                                                         ---------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MSR Exploration Ltd. (the Company), and its wholly owned subsidiaries. The Company's consolidated financial statements include the operations of the Company from its inception on March 7, 1997 and Old MSR's operations since October 31,1997, the effective date of the Merger. All significant inter-company transactions and balances have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY AND MERGER

MSR Exploration Ltd. ( "the Company"), formerly Mercury Montana, Inc., was organized on March 7, 1997, under the laws of the State of Delaware for the purpose of acquiring from Mercury Exploration Company (Mercury) and thereafter exploring, developing and operating all of the Company's oil and natural gas properties located in Montana (the "Mercury Properties"). Upon formation of the Company, Mercury conveyed to the Company the Mercury Properties and associated debt in exchange for a majority of the then outstanding Company common stock and warrants to purchase additional shares of Company common stock. Certain directors, officers and agents of Mercury also conveyed to the Company certain contractual rights in the Mercury Properties in exchange for shares of Company common stock and warrants. The Mercury Properties included approximately 75 crude oil producing wells which were subject to a prior production payment, forward-sale agreement between Mercury and a third party covering a period from October 1996 through December 1997. The agreement was the obligation of Mercury; consequently the oil revenue and associated expenses from these properties belonged to Mercury through December 31, 1997, and started accruing to the Company on January 1, 1998.

On March 26, 1997, MSR Exploration Ltd., ("Old MSR") , an Alberta, Canada corporation, entered into an agreement with the Company, then known as Mercury Montana, Inc. and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of a merger of the Company and Old MSR. The Company was the surviving corporation in the merger and changed its name to MSR Exploration Ltd. after the merger was effective. The merger was accounted for under the purchase method of accounting.

At a combined Annual, General and Special Meeting of Shareholders of the Old MSR held on October 30, 1997, the shareholders elected directors and approved the domestication or continuance of Old MSR from Alberta, Canada to Delaware, U.S.A. The domestication of Old MSR into Delaware was required for the merger to become effective. The merger was subsequently approved on October 31, 1997, by written consent of the stockholders of Old MSR.

As part of the merger, the Company issued to Old MSR shareholders one share of common stock of the Company for each of the 13,777,014 outstanding shares of Old MSR common stock. Each of the 12,000,000 shares of common stock of the Company outstanding prior to the merger remained outstanding. The combined total number of outstanding shares is 25,777,014. All such shares are listed for trading on the American Stock Exchange. In addition, the Company paid $4 million of Mercury Exploration Company bank debt. Outstanding warrants to purchase 5.5 million shares of common stock of the Company at $1.25 per share and 5.5 million shares at $2.00 per share also remained outstanding after the merger, as did Company stock options to purchase an aggregate of 228,570 shares of Company common stock at $0.875 per share granted in lieu of salaries. An outstanding warrant to purchase 280,000 shares of common stock of the Old MSR at $3.375 per share was converted to an equivalent right to acquire shares of the Company.

Three members of Old MSR's Board of Directors, Otto J. Buis, Patrick M. Montalban and Steven M. Morris, together with two independent directors, D. Randall Kent and W. Yandell Rogers, III, were elected to the Board of Directors of Old MSR at its October 30, 1997 meeting. With the completion of the merger, Messrs. Buis, Montalban, Morris, Kent and Rogers became directors of the Company joined by Frank Darden, Thomas F. Darden and Glenn M. Darden, the directors of the Company prior to the merger and also directors of Mercury.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PRINCIPAL BUSINESS ACTIVITY AND MERGER (CONTINUED)

On October 31, 1997, the Company restructured the Old MSR's revolving credit facility and entered into a new credit agreement with a bank. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years.

U.S. DOLLAR REPORTING

The majority of the Company's business is transacted in U.S. dollars and, accordingly, the consolidated financial statements are expressed in that currency.

ACCOUNTS RECEIVABLE

The Company's customers are large oil and natural gas purchasers. The Company does not require collateral, and receivables are generally due in 30-60 days. Management considers all accounts receivable current and collectible; accordingly, no allowance for doubtful accounts has been established.

MAJOR CUSTOMERS

For the period from inception March 7, 1997, to December 31, 1997, three purchasers, Rio Vista Energy, Ltd., Montana Power Company, and J.N. Petroleum Marketing, Inc., accounted for approximately 42%, 22% and 11%, respectively of the Company's total consolidated oil and gas sales. The Company has a contract with Montana Power Company which expires January 1, 2004, to sell all gas processed through one of the company's gas plants. Gas prices are re-determined each January during the contract term. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of crude oil in tanks and well equipment spares and supplies.

PROPERTIES, PLANT AND EQUIPMENT

The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration and development activities.

The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PROPERTIES, PLANT AND EQUIPMENT (CONTINUED)

Other plant and equipment are depreciated on the straight-line basis as follows:
         Gas processing plants and gathering systems - over eight years
         Other equipment - over three to seven years

Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed annually (unless economic events warrant more frequent reviews). In addition, a quarterly impairment analysis of aggregated properties is performed by the Company using discounted future net cash flows determined based upon current prices and costs.

REVENUE RECOGNITION

The Company recognizes revenue as quantities of oil and gas sold or volumes of gas transported, and utilizes the entitlement method of accounting for oil and gas imbalances. Under this method, the Company recognizes revenue for its proportionate share of volumes sold. Any over-produced amount is recorded as deferred revenue and any under-produced amount is recorded as current revenue and revenue receivable. The Company had no significant over or under-produced positions as of December 31, 1997.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

Environmental compliance costs, including on going maintenance and monitoring, are expensed as incurred. Environmental remediation costs, which improve the condition of a property, are capitalized.

DEFERRED CHARGES

Financing charges related to the acquisition of debt are deferred and amortized over the term of that debt using the effective interest method.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable local currency; therefore, translation is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using a weighted average exchange rate for the year.

JOINT VENTURE OPERATIONS

Certain of the Company's exploration and development activities relating to oil and gas are conducted jointly with others. The accompanying financial statements reflect only the Company's proportionate interest in such activities.

INCOME TAXES

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of properties, plant and equipment for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EARNINGS PER SHARE (CONTINUED)

number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted weighted average number of shares outstanding includes 16,000 shares for the period attributable to the assumed exercise of dilutive common stock options. Earnings per share amounts for 1997 have been presented to conform to the SFAS No. 128 requirements.

CASH EQUIVALENTS AND TIME DEPOSITS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments with an original maturity in excess of three months are considered to be time deposits.

STOCK-BASED COMPENSATION

Compensation expense is recorded with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. The Company has not elected the fair value method of accounting for stock-based compensation encouraged, but not required, by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, time deposits, accounts receivable, notes payable, accounts payable and long-term debt. The Company estimates that the carrying amount of these items is a reasonable estimate of their fair value.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

2.  PRODUCTION PAYMENT / FORWARD SALE OF OIL

The Mercury Properties contributed to the Company by Mercury, upon its inception, were subject to a production payment. Mercury and Supply Development Group, Inc. (SDG) entered into a Production Payment Agreement in October 1996. Pursuant to the agreement SDG was entitled to an aggregate of 320,000 barrels of oil produced from certain properties of Mercury, including the Mercury Properties. Mercury could satisfy this obligation by delivering to SDG proceeds from the sale of oil produced rather than delivering the oil "in kind", unless SDG elected to take oil "in kind". Pursuant to the Merger Agreement among the Company, Old MSR, and Mercury dated as of March 26, 1997, as amended, Mercury was entitled to all of the oil revenue and income attributable to the Mercury Properties until the Production Payment Amount had been delivered to SDG; provided that Mercury must reimburse the Company for all costs and expenses of oil production. Mercury's obligation to SDG was satisfied on December 31, 1997. No amounts associated with the Production Payment Agreement are reflected in the Company's financial statements, as the Production Payment Agreement was an obligation of Mercury.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  PRO FORMA CONDENSED CONSOLIDATED DATA

The following pro forma condensed consolidated data for the years ended December 31, 1997 and 1996 are presented as if the merger of the Company with Old MSR had been consummated on January 1, 1996, which includes adjustments to Old MSR. The Company's revenue and expenses subject to a prior forward sale were excluded from the Company's statements of operations and from this pro forma data. Oil revenues and direct operating expenses subject to the forward sale for 1997 were approximately $2,180,000 and $1,536,000 respectively, and for 1996 were approximately $689,000 of revenues and $308,000 of associated expenses. For 1996 the oil revenues and associated expenses subject to the forward sale relate to the final three months of 1996. Revenues and expenses associated with the forward sale began to accrue to the Company on January 1, 1998.

In thousands except for per share amounts

                                                 January 1
                                                    To          From Inception
    1997                                          March 6         March 7 to
    ----                                         Predecessor      December 31      Pro Forma
                                                 Historical       Historical       Unaudited
                                                 ----------       ----------       ---------
Revenue                                             $   57          $  854          $ 4,454
Expenses                                                31             824            4,604
                                                    ------          ------          -------
Net income (loss)                                   $   26          $   30            ($150)
                                                    ======          ======          =======

Basic and diluted earnings (loss) per share         $ 0.00          $ 0.00           ($0.01)
                                                    ======          ======          =======
Weighted average number of
  of shares outstanding                             12,000          12,000           25,777
                                                    ======          ======          =======


    1996                                                          Predecessor       Pro Forma
    ----                                                          Historical        Unaudited
                                                                  ----------        ---------
Revenue                                                             $2,070           $6,446
Expenses                                                             1,188            6,512
                                                                    ------           ------
    Net income (loss)                                               $  882            ($66)
                                                                    ======           ======

Basic and diluted earnings (loss) per share                                          ($0.00)
                                                                                     ======
Weighted average number of
  of shares outstanding                                                              12,000
                                                                                     ======

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  BANKRUPTCY

On February 2, 1992, Old MSR filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Old MSR elected to voluntarily file for bankruptcy primarily due to its substantial net losses and its inability to negotiate an agreeable restructuring of indebtedness with its then primary lender.

On September 12, 1992, Old MSR filed a plan of reorganization with the Bankruptcy Court which was subsequently amended on December 11, 1992 and March 2, 1993, to reflect agreements between Old MSR and its creditors. As of December 31, 1997, the remaining amounts due to these creditors totaled $150,500.

5.  PROPERTIES PLANT AND EQUIPMENT

Capitalized costs at December 31, 1997, are shown below in thousands.

Proved oil and gas properties                                     $ 39,930
Unproved oil and gas interests                                         847
Accumulated depletion and depreciation                             (17,917)
                                                               -----------
                                                                    22,860
                                                               -----------

Gas processing plants and gathering systems                          3,851
Other equipment                                                        830
Accumulated depreciation                                            (3,307)
                                                               -----------
                                                                     1,374
                                                               -----------
                                                                  $ 24,234
                                                               -----------
                                                               -----------

6.  OTHER ASSETS

Other assets included deferred charges related to the acquisition of long-term debt (amortized over the life of that debt using the effective interest method) and restricted cash (held in a letter of credit in lieu of a plugging and abandonment bond required by the U.S. Environmental Protection Agency). Amounts presented in thousands.

                                                                   1997
                                                               ------------
Deferred loan cost                                                    $118
Less accumulated amortization                                           (4)
                                                               -----------
Net deferred loan cost                                                 114

Restricted cash                                                        241
                                                               -----------
Total other assets                                                    $355
                                                               -----------
                                                               -----------

                    MSR EXPLORATION LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  NOTE PAYABLE AND LONG-TERM DEBT

                                                                   1997
                                                               -----------
Long-term debt, in thousands, consists of:
Note payable to a bank
  (7.6% at December 31, 1997)                                     $10,498

Various pre-petition claims at interest rates ranging
  from 6% to 10%, due in monthly, quarterly and annual
  installments, including interest                                    150
                                                               -----------

                                                                   10,648
Less current maturities
                                                                      (88)
                                                               -----------
                                                                  $10,560
                                                               -----------
                                                               -----------

Long-term debt maturities are as follows, in thousands of dollars:

YEARS ENDING DECEMBER 31,                                        Amount
-------------------------                                     ------------
               1998                                                   $88
               1999                                                    62
               2000                                                  None
               2001                                                  None
               2002                                                10,498
            Thereafter                                               None
                                                              ------------

                                                                  $10,648
                                                              ------------
                                                              ------------

As part of the formation of the Company on March 7, 1997, the Company agreed to guarantee the repayment of $4.0 million of debt owed by Mercury Exploration Company to a bank. On October 31, 1997, the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guarantee by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, debt service ratio and contains certain dividend restrictions.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997, are as follows in thousands:

                                                                1997
                                                            -----------
Deferred tax assets:
        Operating loss carryforwards                            $2,301
        Investment tax credits                                     171
                                                            -----------
          Total deferred tax assets                              2,472

Deferred tax liabilities:
        Properties, plant and equipment                          3,473
                                                            -----------
          Total deferred tax liabilities                         3,473
                                                            -----------

                  Net deferred tax liabilities                  $1,001
                                                            -----------
                                                            -----------

The income tax expense for the period from inception March 7, 1997 to December 31, 1997 was $15,000. This amount represents a deferred provision as no current tax provision or benefit was realized. No valuation allowance is required because the deferred tax assets will be used up by the reversal of the deferred tax liabilities. As the deferred tax liabilities reverse and create taxable income, the tax assets will offset this tax liability.

The Company has U.S. net operating loss carryforwards of approximately $6,500,000 available to reduce future U.S. taxable income subject to certain limitations. These U.S. net operating loss carryforwards begin to expire in 2001. The Company also has Canadian expense carryforwards totaling approximately $2,000,000 available to reduce future Canadian taxable income. These Canadian expense carryforwards have no expiration date. Use of these U.S. and Canadian carryforwards is dependent on future taxable income.

9.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 of common stock with a par value of one cent ($0.01) and 10,000,000 shares of preferred stock with a par value of one cent ($0.01). The Company currently has outstanding 25,777,014 shares of common stock, warrants to purchase additional shares of common stock, 5,550,000 shares at $1.25 per share, 5,550,000 shares at $2.00 per share, and options to purchase 248,570 shares of common stock at $0.875 per share, and common stock warrants for 280,000 shares at $3.375 per share, and 60,000 shares at $0.01 per share.

As a result of the merger of Old MSR with and into the Company on October 31, 1997 pursuant to the terms of the Agreement and Plan of Merger, dated as of March 26, 1997, as amended, among Old MSR, the Company and Mercury Exploration Company, each outstanding share of common stock, no par value per share, of Old MSR outstanding immediately prior to the effective time of the Merger, was converted into the right to receive one share of common stock, par value $0.01 per share, of the Company. In accordance with Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended, the Company has succeeded to the obligations of Old MSR under the Exchange Act and will continue to file reports with the Securities and Exchange Commission using the Commission File Number (No. 1-8523) utilized by its predecessor. In connection with the Merger, the Company changed its name from Mercury Montana, Inc. to MSR Exploration Ltd.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  STOCKHOLDERS' EQUITY (continued)

STOCK OPTION PLAN

The 1997 Stock Option Plan of the Company (the "Plan") was adopted by the Board of Directors of the Company and approved by its shareholders and became effective as of March 7, 1997. The Plan permits the granting of options to purchase shares of the Company's common stock. All employees and directors of the Company are eligible to participate in the Plan. An aggregate of 250,000 shares of the Company's common stock have been authorized and reserved for issuance under the Plan. The Company's Board of Directors has increased the authorized share to a total of 500,000 shares, subject to shareholder approval. As of December 31, 1997, options to purchase an aggregate of 248,570 shares of the Company's common stock have been granted under the Plan at an exercise price of $0.875 per share. Options are totally vested when granted and must be exercised within five years of the date of grant. The Company's Compensation Committee of the Board of Directors determines who shall be granted options under the Plan and the terms thereof, and administers the Plan. No options may be granted under the Plan after March 7, 2007.

No compensation cost has been recognized at date of grant of the stock options because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan, the Company's net income would have been reduced by $62,000 for the period ended December 31, 1997. The fair value of the options were calculated in accordance with the Black-Scholes option pricing model using an expected volatility of 26%, expected option term of five years and a risk-free rate of return of 6%. Pro forma basic and diluted earnings per share were $0.00.

10.  RELATED PARTY TRANSACTIONS

On October 31, 1997, the Company and Mercury Exploration Company (Mercury) have entered into a Management Agreement. Pursuant to the Agreement, Mercury will be managing all of the operations of the Company's various oil and gas properties and gas gathering and compression facilities located in Montana and Texas. Mercury will also provide accounting, administrative, and advisory services.

The Company agreed to reimburse Mercury for its costs and expenses incurred in connection with managing such operations and pay a management fee equal to 10 percent of such costs and expenses. The term of the Management Agreement is for two years and thereafter for successive one-year terms. At December 31, 1997 the Company owed Mercury approximately $52,000 for payment of costs incurred on behalf of the Company . No management fee has been paid or accrued for the period ended December 31, 1997.

Mercury owns 6,480,000 shares of the Company's common stock and three of Mercury's directors and officers - Frank Darden, Thomas Darden, and Glenn Darden - are also directors and officers of the Company.

                      MSR EXPLORATION LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  SUPPLEMENTAL CASH FLOW INFORMATION

For the period from inception, March 7, 1997, to December 31, 1997, in thousands:

                                                                        1997
                                                                    ------------
Cash paid during the year:
      Interest                                                      $        134
                                                                    ------------
                                                                    ------------
      Income taxes                                                  $          0
                                                                    ------------
                                                                    ------------
Non-cash financing activities:
      Purchase of the net assets of Old MSR by issuance of
        13,777,014 shares of common stock. Amount includes assets
        totaling $20,034,000, including cash of $350,000, and
        liabilities totaling $8,496,000, including long-term debt
        of $6,114,000.                                              $     12,538
                                                                    ------------
                                                                    ------------
      Consideration for financing costs by
         issuance of common stock warrants                          $         75
                                                                    ------------
                                                                    ------------

12.  STATEMENTS OF REVENUE AND DIRECT OPERATING EXPENSES

                                                 For the Period           Twelve Months
                                                 From January 1,              Ended
                                                  to March 6,              December 31,
                                                      1997                    1996
                                                -----------------        ----------------
                                                                In Thousands
REVENUES
      Oil sales                                              $ 0                  $1,855
      Gas sales                                               57                     215
                                                -----------------        ----------------
          Total                                               57                   2,070
                                                -----------------        ----------------

DIRECT OPERATING EXPENSES
      Operating expenses                                       0                     989
      Production taxes                                         7                     199
                                                -----------------        ----------------
          Total                                                7                   1,188
                                                -----------------        ----------------

EXCESS OF REVENUES OVER
  DIRECT OPERATING EXPENSES                                  $50                  $  882
                                                -----------------        ----------------
                                                -----------------        ----------------

a.  Basis of Presentation

Historical financial statements reflecting financial position, results of operations and cash flows required by generally accepted accounting principles are not presented for the period for January 1 to March 6, 1997, and for the year ended December 31, 1996, as such information is neither readily available on an individual property basis nor meaningful for the properties included in the Merger. Accordingly, this statement of revenues and direct operating expenses is presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

The accompanying statement of revenues and direct operating expenses represent the Company's pre-Merger net ownership interest in the properties included in the Merger and are presented on the full cost accrual basis of accounting. Depreciation, depletion, and amortization, allocated general and administrative expenses, interest expense, and income taxes have been excluded because the property interests included in the Merger were from a newly formed business, and the expenses incurred would not necessarily be indicative of the expenses to be incurred by the Company after the Merger.

b.  Forward Sale of Oil Revenues

The Mercury Properties were subject to a Production Payment Agreement entered into in October 1996 between Mercury and a third party. The Agreement was the obligation of Mercury and was for the period from October 1, 1996, to December 31, 1997. The Company's oil revenues and associated operating expenses included in the statements of revenues and direct operating expenses do not include any amounts which were subject to the Agreement. The oil revenues and associated expenses relating to the production payment forward sale started accruing to the Company on January 1, 1998.

The oil revenues and associated expenses dedicated to the production payment forward sale from October 1, 1996, through December 31, 1996 were excluded from the Statement of Revenues and Direct Operating Expenses. Such amounts were also excluded form the Company's statement of operations for the period from Inception, March 7, 1997, to December 31, 1997. To provide information about the Company for 1998 and beyond, revenues subject to the forward sales agreement amounted to $689,000 for 1996. Direct operating expenses subject to the sale were $308,000 for 1996.

               DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)

The following information about the Company's oil and gas producing activities has been prepared in accordance with Statement of Financial Standards No. 69, Disclosures about Oil and Gas Producing Activities.

The Company believes that the valuation method prescribed by Statement of Financial Standards No. 69 does not provide the best estimate of current economic value of its oil and gas reserves as unproved reserves are not attributed any economic value and the use of year end price assumptions and a 10% discount rate are arbitrary. The pro forma amounts for 1996 are presented as if the Company had been in existence, owned the Mercury Properties, and had been combined with Old MSR since January 1, 1996.

PROVED OIL AND GAS QUANTITIES

The following information summarizes the Company's estimated net quantities of proved and proved-developed oil and gas reserves. The December 31, 1997 and 1996 end of year reserves are based on estimates of Citadel Engineering Ltd., petroleum consultants.

Year Ended December 31, 1997                                  Oil                  Gas
                                                            (MBbl)                (MMcf)
                                                       ------------------   -------------------
Proved reserves
     Beginning of year - pro forma
                                                                   5,281                 1,339
     Revisions of previous estimates
                                                                     686                   332
     Purchase of reserves in place - Old MSR
                                                                   3,646                19,870
     Production
                                                                    (143)                 (322)
                                                       ------------------   -------------------

     End of year
                                                                   9,470                21,219
                                                       ------------------   -------------------
                                                       ------------------   -------------------

Proved developed reserves
     Beginning of year - pro forma
                                                                   1,628                 1,339
                                                       ------------------   -------------------
                                                       ------------------   -------------------

     End of year
                                                                   4,412                16,484
                                                       ------------------   -------------------
                                                       ------------------   -------------------

Year Ended December 31, 1996 - pro forma                      Oil                  Gas
                                                            (MBbl)                (MMcf)
                                                       ------------------   -------------------
Proved reserves
     Beginning of year
                                                                   5,291                 1,401
     Revisions of previous estimates
                                                                     120                    25
     Production
                                                                    (130)                  (87)
                                                       ------------------   -------------------

     End of year
                                                                   5,281                 1,339
                                                       ------------------   -------------------
                                                       ------------------   -------------------

Proved developed reserves
     Beginning of year
                                                                   1,638                 1,401
                                                       ------------------   -------------------
                                                       ------------------   -------------------

     End of year
                                                                   1,628                 1,339
                                                       ------------------   -------------------
                                                       ------------------   -------------------

             DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
                                 (Unaudited)

The following standardized measure of discounted future net cash flows relating to proved oil and gas reserves has been computed using year end prices, except where contractual arrangements in place at year end provide for future price changes and costs, in thousands.

                                                                              As of December 31,
                                                                          1997                 1996
                                                                   ------------------   ------------------
                                                                                             Pro Forma
Future cash flows                                                           $178,672             $119,585
Future production and development costs                                      (70,242)             (71,893)
Future income tax expense                                                    (25,474)             (10,200)
                                                                   ------------------   ------------------
                                                                              82,956               37,492
10% annual discount for timing of cash flows                                 (44,581)             (20,445)
                                                                   ------------------   ------------------

Standardized measure of discounted cash flows                               $ 38,375             $ 17,047
                                                                   ------------------   ------------------
                                                                   ------------------   ------------------

The standardized measure of discounted cash flows does not include any value relating to the Company's gathering, processing, and transmission of gas reserves owned by other companies. The following table sets out in aggregate the principle source of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1997, in thousands.

                                                                                 1997
                                                                           -----------------
Sales of oil and gas produced, net of
     production costs                                                             $    (531)
Net changes in price and production costs
                                                                                     (5,628)
Purchase of reserves in place
                                                                                     20,817
Revisions of previous quantity estimates
                                                                                      2,908
Development costs incurred during the year
                                                                                         62
Accretion of discount
                                                                                      1,705
Net change in income taxes
                                                                                      1,234
Other
                                                                                        761
                                                                           -----------------
Net increase (decrease)
                                                                                     21,328
Balance at beginning of year - pro forma
                                                                                     17,047
                                                                           -----------------

Balance at end of year                                                            $  38,375
                                                                           -----------------
                                                                           -----------------

Costs incurred in oil and gas property acquisition, exploration and development activities, in thousands:

                                                            Inception-
                                                           March 7,1997
                                                                to            Year Ended
                                                           December 31,      December 31,
                                                               1997              1996
                                                          ---------------  ----------------
Property acquisition costs                                       $19,583               $ 0
                                                          ---------------  ----------------
                                                          ---------------  ----------------

Exploration costs                                                   $530               $ 0
                                                          ---------------  ----------------
                                                          ---------------  ----------------

Development costs                                                $    62               $84
                                                          ---------------  ----------------
                                                          ---------------  ----------------

                                   (Unaudited)

Results of operations from producing activities, in thousands:

                                                            Inception-
                                                           March 7,1997
                                                                to             Year Ended
                                                           December 31,       December 31,
                                                               1997              1996
                                                          --------------     --------------

Oil and gas sales                                                  $ 827           $ 2,070
Operating expenses                                                  (228)           (1,054)
Production taxes                                                     (68)             (199)
Depletion and depreciation                                          (220)             (273)
                                                          --------------     --------------
                                                                     311               544
Income taxes                                                        (106)             (185)
                                                          --------------     --------------
Results of operations from producing activities
     (excluding corporate overhead and
     interest costs)                                               $ 205           $   359
                                                          --------------     --------------
                                                          --------------     --------------


                        SELECTED QUATERLY FINANCIAL DATA
                                   (Unaudited)

The following table summarizes selected quarterly financial data for the fourth quarter ended December 31, 1997.

                                            December 31,
                                                1997
                                          -----------------
                                            In thousands
        Revenue                                       $729
                                          -----------------

        Net income (loss)                             $(19)
                                          -----------------
                                          -----------------

        Basic and diluted earnings
          (loss) per share                             Nil
                                          -----------------
                                          -----------------

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Mercury Exploration Company
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Mercury Exploration Company as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Exploration Company as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As described in Note 13, the Company has changed its accounting policy for accounting for oil and gas properties from the successful efforts method to the full cost method.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
October 26, 1998

                           MERCURY EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                           1997             1996
                                                                                         --------         --------
ASSETS

CURRENT ASSETS
     Cash                                                                                $  4,530          $  2,958
     Securities available for sale                                                             30                40
     Trade accounts receivable                                                              9,226             6,494
     Other accounts receivable                                                                110                 -
     Inventory, at lower of average cost or market                                            754               887
     Notes receivable - current portion                                                        27                40
                                                                                         --------         ---------

              Total current assets                                                         14,677            10,419

INVESTMENT IN PARTNERSHIPS                                                                  6,937             6,200

PROPERTY AND EQUIPMENT
     Oil and gas properties ("full cost")
         Proven                                                                            85,665            25,979
         Unproven                                                                           1,305             1,710
     Land, buildings and leasehold improvements                                             1,579             1,174
     Furniture and equipment                                                                  594               478
     Transportation equipment                                                                 582               502
                                                                                         --------         ---------

                                                                                           89,725            29,843
     Less accumulated depreciation and depletion                                            8,621             2,720
                                                                                         --------         ---------

                                                                                           81,104            27,123

OTHER ASSETS
     Drilling bonds                                                                           162               274
     Deposit on property acquisition                                                           -              6,170
                                                                                         --------         ---------

                                                                                              162             6,444
                                                                                         --------         ---------

TOTAL ASSETS                                                                             $102,880          $ 50,186
                                                                                         --------         ---------
                                                                                         --------         --------


                The accompanying notes are an integral part of
                          these financial statements.

                                                                                           1997             1996
                                                                                       ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                $ 13,534          $  3,415
     Accounts payable                                                                       6,055             4,655
     Accrued liabilities                                                                    1,698             3,635
     Advances payable                                                                       2,360             2,839
     Royalties payable                                                                      1,984             1,483
     Accounts payable - related partnerships                                                  107               168
     Income taxes payable                                                                      -                 37
     Unearned income                                                                        2,072                -
                                                                                       ------------     ------------


              Total current liabilities                                                    27,810            16,232

DEFERRED INCOME TAXES                                                                       6,650             3,939

LONG-TERM LIABILITIES
     Long-term debt                                                                        47,174            19,560

MINORITY INTEREST IN SUBSIDIARIES                                                           5,930                28

STOCKHOLDERS' EQUITY
     Common shares, no par value,
         1,000,000 shares authorized;
         250,950 shares issued and outstanding                                              1,087             1,087
     Retained earnings                                                                     14,229             9,340
                                                                                       ------------     ------------

                                                                                           15,316            10,427
                                                                                       ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $102,880           $50,186
                                                                                       ------------     ------------
                                                                                       ------------     ------------

                The accompanying notes are an integral part of
                         these financial statements.

                           MERCURY EXPLORATION COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                            1997           1996             1995
                                                                         ----------     ----------       ----------
OIL AND GAS REVENUE                                                       $ 41,328       $ 17,388          $  6,703

COSTS AND EXPENSES
     Production                                                             16,454         11,907             3,849
     General and administrative expenses                                     1,784          1,372             1,234
     Depreciation, depletion and amortization                                5,918            986               349
                                                                         ----------     ----------       ----------

              Income from operations                                        17,172          3,123             1,271

OTHER INCOME (EXPENSE)
     Gain on sale of assets                                                      -              -                 5
     Interest expense                                                       (5,414)        (1,620)             (324)
     Interest income                                                           196            200               239
     Equity in partnership income                                              731          1,010               884
     Management fee income                                                     204            176               162
     Rental income                                                             221            189                99
     Miscellaneous income (expense)                                            386            417              (189)
                                                                         ----------     ----------       ----------

              Income before minority interest
                  and income taxes                                          13,496          3,495             2,147

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                                  5,687             28                 -
                                                                         ----------     ----------       ----------

              Income before income taxes                                     7,809          3,467             2,147

INCOME TAXES                                                                 2,694          1,219               684
                                                                         ----------     ----------       ----------

NET INCOME                                                                $  5,115       $  2,248          $  1,463
                                                                         ----------     ----------       ----------
                                                                         ----------     ----------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                        250,950        250,950           250,950
                                                                         ----------     ----------       ----------
                                                                         ----------     ----------       ----------

EARNINGS PER SHARE                                                        $  20.38       $   8.96          $   5.83
                                                                         ----------     ----------       ----------
                                                                         ----------     ----------       ----------

  The accompanying notes are an integral part of these financial statements.

                           MERCURY EXPLORATION COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                         Common        Retained
                                                                         Shares        Earnings            Total
                                                                        --------       ---------         ---------
BALANCE,
     September 30, 1994                                                    1,087           5,629             6,716

     Net income                                                                -           1,463             1,463
                                                                        --------       ---------         ---------

BALANCE,
     September 30, 1995                                                    1,087           7,092             8,179

     Net income                                                                -           2,248             2,248
                                                                        --------       ---------         ---------

BALANCE,
     September 30, 1996                                                    1,087           9,340            10,427

     Distribution to shareholders                                              -            (226)             (226)

     Net income                                                                -           5,115             5,115
                                                                        --------       ---------         ---------

BALANCE,
     September 30, 1997                                                 $  1,087       $  14,229         $  15,316
                                                                        --------       ---------         ---------
                                                                        --------       ---------         ---------

  The accompanying notes are an integral part of these financial statements.

                           MERCURY EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                            1997           1996             1995
                                                                         ----------     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                         $ 39,687       $ 15,568          $  7,111
     Rent received                                                             221            188                99
     Interest received                                                         196            200               239
     Cash paid to suppliers and employees                                  (19,204)       (10,290)           (5,002)
     Interest paid                                                          (5,414)        (1,620)             (295)
     Income tax paid                                                          (130)           (95)              (49)
                                                                         ----------     ----------       ----------

              Net cash provided by operating activities                     15,356          3,951             2,103

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable equity securities                         14              3                 9
     Proceeds from sale of assets                                              586            560                -
     Redemption of bonds                                                       112              -                58
     Repayment of advance from affiliates                                        -            313               854
     Distribution received from partnerships                                 1,194          1,192               225
     Purchases of bonds                                                          -            (71)               90
     Payments received on notes receivable                                      12             60              (156)
     Advance from affiliates                                                   (61)             -               (16)
     Purchases of marketable equity securities                                  (4)           (14)              (27)
     Deposits paid on property acquisitions                                      -         (4,370)           (1,800)
     Investments in partnerships                                            (1,200)            -             (2,838)
     Capital expenditures                                                  (54,231)       (19,779)           (2,227)
                                                                         ----------     ----------       ----------

              Net cash used in investing activities                        (53,578)       (22,106)           (5,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                            89,052         17,888             5,950
     Payment on advance from stockholders                                        -              -               (47)
     Proceeds from production loans                                          5,271              -                 -
     Payments on production loans                                           (3,199)             -                 -
     Distributions to minority interest                                        (11)             -                 -
     Principal paid on long-term debt                                      (51,319)        (1,093)              (52)
                                                                         ----------     ----------       ----------

              Net cash provided by financing activities                     39,794         16,795             5,851
                                                                         ----------     ----------       ----------

              Net increase (decrease) in cash                                1,572         (1,360)            2,126

CASH, beginning of period                                                    2,958          4,318             2,192
                                                                         ----------     ----------       ----------

CASH, end of period                                                       $  4,530       $  2,958          $  4,318
                                                                         ----------     ----------       ----------
                                                                         ----------     ----------       ----------

  The accompanying notes are an integral part of these financial statements.

                           MERCURY EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                          1997           1996              1995
                                                                         -------       --------          --------
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

     Net income                                                          $ 5,115       $  2,248          $  1,463

     Adjustments to reconcile net income to
         net cash provided by operating activities

         Depreciation and depletion                                        5,918            986               349
         Minority interest in income                                       5,687             28                 -
         Gain on sale of assets                                                -              -                (5)
         Partnership income                                                 (731)        (1,010)             (884)
         Deferred income taxes                                             2,710          1,114               622
         Changes in operating assets and liabilities
              Accounts receivable                                         (2,732)         2,322              (731)
              Inventory                                                      134           (499)             (388)
              Prepaid expenses                                                 -              -             2,094
              Accounts payable                                             1,400            261               931
              Accrued liabilities                                         (1,937)         2,434               (87)
              Advances payable                                              (479)           891            (3,440)
              Royalties payable                                              501         (4,735)            1,866
              Income taxes payable                                          (147)            10                12
              Other                                                          (83)           (99)              301
                                                                         -------       --------          --------

              Net cash provided by operating activities                  $15,356       $  3,951          $  2,103
                                                                         -------       --------          --------
                                                                         -------       --------          --------

SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:

     During 1997, notes payables were issued in exchange for assets of approximately $152,000.

     In 1997, stockholders' equity was reduced by approximately $226,000 as a result of transfer of property to shareholders.

  The accompanying notes are an integral part of these financial statements.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The nature of operations and significant accounting policies are as follows:

         NATURE OF OPERATIONS

              Mercury Exploration Company's (the Company) operations consist primarily of oil and gas development and production in Texas, New Mexico, Montana, Wyoming, Michigan, Indiana, Kansas, Oklahoma, Kentucky and North Dakota.

         CONSOLIDATION POLICY

              The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Mercury Michigan, Inc., Quicksilver Pipeline, L.L.C. (organized in 1996) of which the Company owns 52%, Quicksilver Energy, L.C. (organized in 1996) of which the Company owns 52%, and Mercury Montana, Inc. (organized in 1997) of which the Company owns 54%. As a result of the consolidation, intercompany transactions have been eliminated.

         USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FINANCIAL INSTRUMENTS

              Financial instruments of the Company consist of cash, marketable equity securities, accounts receivable, notes receivable, investments in partnerships, accounts payable and debt. Recorded values of cash, accounts receivable, notes receivable and accounts payable approximate fair values due to the short maturities of the instruments. Investments in partnerships consist of ownership interests in privately held entities with no quoted market prices. An estimate of fair value cannot be made without incurring excessive costs. Investments in marketable equity securities were determined by quoted prices. Recorded values of notes payable approximate fair values based upon current interest rates.

         INVENTORY

              Inventory consists of oil and gas equipment available for use in production.

         OIL AND GAS PROPERTY AND EQUIPMENT

              The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration and development activities.

     OIL AND GAS PROPERTY AND EQUIPMENT

         The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

         The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

         Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.


     OTHER PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is provided for using the straight-line and accelerated methods. Depreciation methods are designed to amortize the cost of assets over their estimated useful lives. Estimated useful lives of major categories of property and equipment are as follows:

              Land, buildings and leasehold improvements         40 years
              Furniture and equipment                            5 - 10 years
              Transportation equipment                           5 years

         Maintenance, repairs, renewals and betterments, which do not enhance the value or increase the basic productive capacity of assets are charged to expense as incurred.


     INVESTMENTS IN SECURITIES

         The Company has adopted Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company's investments in securities are classified as follows:

              TRADING SECURITIES - Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The Company does not, nor does it intend to, trade investments that it owns.

              SECURITIES TO BE HELD TO MATURITY - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

              SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of its debt and equity securities not classified as trading securities nor as securities to be held to maturity.

         Unrealized holding gains and losses on securities available for sale if material, are reported as a net amount in a separate component of stockholders' equity until realized.
     NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Gains and losses on the sale of securities available for sale are determined using the specific identification method.

     ACCOUNTS RECEIVABLE

         The Company has not provided an allowance for doubtful accounts. All receivables considered doubtful have been charged to current operations, and it is management's opinion that no additional material amounts are doubtful of collection.

     CASH FLOW PRESENTATION

         For purposes of the statement of cash flows, time deposits that mature in three months or less, certificates of deposit and restricted cash are considered cash and cash equivalents.

     EARNINGS PER COMMON SHARE

         The Company has adopted Statement No. 128, EARNINGS PER SHARE, issued by the Financial Standards Accounting Board. Adoption of Statement No. 128 had no effect upon 1997, 1996 or 1995 earnings per share computations.

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share have not been presented since the Company has no outstanding options or warrants to purchase its common stock.

     CONCENTRATION OF CREDIT RISK

         The Company regularly maintains cash in bank deposit accounts, which exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     ACCOUNTING CHANGES

         The Financial Accounting Standards Board has issued the following Statements of Financial Accounting Standards effective for fiscal years beginning after December 15, 1997:

         No. 130 - Reporting Comprehensive Income

              Requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         No. 131 - Disclosures About Segments of an Enterprise and Related Information

              Requires disclosure of operating segments based upon information used internally for evaluating segment performance and allocating resources.

         No. 132 - Employers' Disclosures About Pensions and other
              Post-retirement Benefits

              Revises employers' disclosures about pensions and other post-retirement plans.

         The Company will adopt the above standards effective January 1, 1998. Adoption is not expected to have a significant effect upon current financial statements.


NOTE 2.  SECURITIES AVAILABLE FOR SALE

     Securities available for sale consist of equity securities and are carried at cost, which approximates market at September 30, 1997 and 1996. Market value was determined by quoted prices.

     Included in net income for the years ended September 30, 1997 and 1996 is a $241 gain and $161 loss, respectively, from sales of marketable equity securities. The cost of the securities sold was determined by the specific identity method.

NOTE 3.  TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable at September 30 consist of the following:

                                                                               1997         1996
                                                                             --------     --------
                                                                                 (in thousands)
         Oil and gas revenue receivable                                      $  8,235     $  6,188
         Joint interest billings receivable                                       991          306
                                                                             --------     --------

                                                                             $  9,226     $  6,494
                                                                             --------     --------
                                                                             --------     --------


NOTE 4.   INVESTMENT IN PARTNERSHIPS

     Investment in partnerships is stated at cost plus the proportionate share of invested accumulated income. The Company's investment in partnerships consists of a 10% interest in Michigan Gas Partners, Ltd., a 6% interest in Frederic HOF Limited Partnership, and a 50% interest in Wilderness Energy, L.C. None of these entities individually is considered a significant subsidiary of the Company. The following is a summary of the combined financial position and combined results of operations of the Company's investments in partnerships as of and for the years ended September 30:

                                                                1997           1996         1995
                                                              --------       --------     --------
                                                                         (in thousands)
         Current assets                                       $  5,127       $  7,311     $  8,085
         Property, plant and equipment                          40,102         44,392       45,916
         Other assets                                               25            274          299
                                                              --------       --------     --------
              Total assets                                    $ 45,254       $ 51,977     $ 54,300
                                                              --------       --------     --------
                                                              --------       --------     --------
         Current liabilities                                  $    200       $  3,502     $  4,358
         Partnership equity                                     45,054         48,475       49,942
                                                              --------       --------     --------
              Total liabilities and partnership equity         $45,254        $51,977     $ 54,300
                                                              --------       --------     --------
                                                              --------       --------     --------
         Oil and gas revenue                                  $  9,830       $  9,973     $  8,116
                                                              --------       --------     --------
                                                              --------       --------     --------
         Net income                                           $  2,857       $  3,840     $  3,889
                                                              --------       --------     --------
                                                              --------       --------     --------
         Company's investment                                 $  6,937       $  6,200     $  6,285
                                                              --------       --------     --------
                                                              --------       --------     --------

NOTE 5.   LONG-TERM DEBT

     Long-term debt at September 30 consists of the following:

                                                                           1997           1996
                                                                         -------         -------
                                                                              (in thousands)
         Note payable to bank with interest at prime, due in
         monthly payments of $82,750, with final payment due
         on December 31, 2002, retired in 1997, secured by
         investment in Wilderness Energy, L.C. and Frederic
         HOF Limited Partnership.                                        $     -         $ 3,000

         Notes payable to various entities, due in monthly
         payments ranging from $186 to $3,895, including
         interest ranging from 7% to 10.63%, secured by land,
         buildings and equipment.                                            673             615

         Note payable to bank, interest at 8.75%, unsecured, due
         on October 17, 1998, retired in 1997.                                 -           8,800

         Note payable to bank, due in monthly installments of
         $210,000 in 1997, including interest at 8.18%, secured
         by the assets of Mercury Exploration, Inc. in Wyoming
         and Montana, retired in 1997.                                         -          10,560

         Note payable to bank, due in monthly payments ranging
         from $165,000 to $88,333, including interest at
         7.655%, secured by producing oil and gas properties.              8,680               -

         Line of credit to bank, due on January 1, 2002,
         including interest at Libor + 1.125%, secured by
         producing oil and gas properties.                                 4,900               -

         Note payable to bank, due in monthly payments of
         $82,750, with interest at prime + .25%, with final
         payment due January 1, 2003, secured by oil and gas
         producing properties                                              4,255               -

         Note payable to bank, due in monthly payments of
         $866,667, including interest at 7.59% (based on rate
         swap), with final payment due on December 27, 2000,
         secured by oil and gas producing properties and
         investment in Quicksilver Energy, L.C.                           15,200               -

         Note payable to bank, due in quarterly payments
         ranging from $1,400,000 to $600,000, beginning in
         August 1999, including interest at 9%, with final
         payment due on March 31, 2007, secured by oil and gas
         producing properties and investment in Quicksilver
         Energy, L.C.                                                     27,000               -
                                                                         -------         -------
                                                                          60,708          22,975
                                                                         -------         -------
         Less current maturities                                          13,534           3,415
                                                                         -------         -------
                                                                         $47,174         $19,560
                                                                         -------         -------
                                                                         -------         -------

     Aggregate maturities of long-term debt are as follows:

              1998                                     $13,534
              1999                                      10,335
              2000                                       7,170
              2001                                       6,220
              2002                                      10,353
              Thereafter                                13,096
                                                       -------
                                                       $60,708
                                                       -------
                                                       -------


NOTE 6.  INCOME TAXES

     The Company provides for deferred income taxes resulting from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Temporary differences result primarily from intangible development costs being capitalized and amortized for financial reporting purposes but expensed for tax reporting purposes and different income recognition criteria for debt extinguishments. Also included in income taxes is the portion of state taxes based on income.

     The Company's income tax provision is as follows:

                                                        1997       1996      1995
                                                       -------    -------   ------
                                                               (in thousands)
         Current                                       $  (16)    $   105   $   62
         Deferred                                       2,710       1,114      622
                                                       -------    -------   ------

                                                       $ 2,694    $ 1,219   $  684
                                                       -------    -------   ------
                                                       -------    -------   ------


     The tax effects of net operating loss carryforwards and temporary differences at September 30, 1997 and 1996 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                         1997        1996
                                                        ------      ------
         Deferred tax assets
            Net operating loss carryforwards            $  539      $  128
            Tax credit carryforwards                       253         322
                                                        ------      ------
                                                           792         450
                                                        ------      ------

         Deferred tax liabilities
            Property and equipment                      $5,458      $2,114
            Long term debt                               1,198       1,559
            Investments                                    786         716
                                                        ------      ------
                                                         7,442       4,389
                                                        ------      ------

            Total deferred taxes, net                   $6,650      $3,939
                                                        ------      ------
                                                        ------      ------

     There is no material difference between the statutory tax rate and the provision for taxes used in the accompanying financial statements.

     The Company has U.S. net operating loss carryforwards of approximately $1,600,000 available to reduce future U.S. taxable income subject to certain limitations. These U.S. net operating loss carryforwards will expire in 2012.

NOTE 7.   PROFIT SHARING AND SAVINGS PLAN

     The Company sponsors a defined contribution pension plan. All full-time employees are eligible for participation upon completion of one year's service. Employee contributions to the plan for the year ended September 30, 1997, 1996 and 1995 were $199,000, $162,000 and $106,000, respectively.
     The Company made contributions of $200,000, $117,000 and $78,000 in 1997, 1996 and 1995, respectively.

NOTE 8.  OPERATING LEASES

     The Company's leasing operations consist principally of the leasing of automobiles under operating leases that expire over the next three years.

     The future minimum annual rentals on noncancellable leases in effect at September 30, 1997, which have initial or remaining terms of more than one year, are as follows:

         1998                                                $ 87,000
         1999                                                  70,000
         2000                                                  17,000

     Total rental expense under operating leases was $129,000, $115,000 and $162,000 in 1997, 1996 and 1995, respectively.

NOTE 9.  FUTURES CONTRACT

     There were no significant realized or unrealized gains or losses on this agreement at September 30, 1997. The Company has entered into this agreement as a hedge against any downward movement in the commodity price of oil through December 31, 1997. The agreement terminates at December 31, 1997. The Company has received a cash payment in advance of the deliver of the oil at a fixed price of approximately $17.48 per barrel. The market price for oil at September 30, 1997, was less than this price.

NOTE 10.  CONTINGENCIES

     The Company is a defendant in a lawsuit filed by a former employee with potential exposure of $500,000. The Company believes the lawsuit is without merit and is vigorously defending its position, and does not expect the ultimate outcome to materially affect the Company's financial position.

NOTE 11.  SUBSEQUENT EVENTS

     The Company settled a lawsuit in December of 1997, which resulted in a gain of approximately $2,781,000.

     In October 1997, Mercury Montana, Inc. merged with MSR Exploration, Inc. As a result of the merger, Mercury Exploration Company obtained an approximate 25% ownership interest in MSR Exploration, Inc.

     Effective January 1, 1998, Mercury transferred substantially all producing oil and gas properties to a newly formed related company, Quicksilver Resources Inc., in exchange for common stock in Quicksilver.

     Subsequently on September 1, 1998, Quicksilver Resources Inc. entered into a merger agreement with MSR Exploration Ltd.

NOTE 12.  ACQUISITIONS

     On November 14, 1996, Quicksilver Energy L.C., a 52 percent owned subsidiary of Mercury, consummated the acquisition of certain property interests from Shell Western Exploration & Production, Inc. (the Shell Properties). Such interests are primarily located in Michigan and, as of January 1, 1998, had combined proved reserves of approximately 42.5 Bcfe. The aggregate purchase price for the interests was approximately $57.7 million, which was paid in cash principally with bank debt.

NOTE 12.  ACQUISITIONS - CONTINUED

     The following unaudited pro forma summary presents the consolidated results of operations of Mercury for the years ended September 30, 1997, 1996 and 1995 as if the acquisition had occurred at the beginning of each fiscal year.

                                Year Ended              Year Ended             Year Ended
                           September 30, 1997       September 30, 1996      September 30, 1995
                           ------------------       ------------------      ------------------
                                        (In thousands, except for per share data)
     Revenues                   $44,599                   $47,802                  $26,783
     Net income                   5,457                    10,227                    5,832
     Earnings per share           21.74                    40.75                     23.39


     On October 9, 1997, Mercury consummated the acquisition of certain property interests from ECT Enocene Enterprises II (the Destec Properties). Such interests are primarily located in Michigan and, as of January 1, 1998, had combined proved reserves of approximately 25.4 Bcfe. The aggregate purchase price for the interests was approximately $23.5 million, which was paid in cash principally with debt from Mercury's credit facility.

     The following unaudited pro forma summary presents the consolidated results of operations of Mercury for the years ended September 30, 1997 and 1996 as if the acquisition had occurred at the beginning of each fiscal year. The 1996 pro forma amounts also give effect to the Shell Properties acquisition discussed above.

                                          Year Ended                 Year Ended
                                      September 30, 1997          September 30, 1996
                                      ------------------          ------------------
                                        (In thousands, except for per share data)
     Revenues                               $51,856                      $54,026
     Net income                               8,330                       12,646
     Earnings per share                       33.19                        50.38


NOTE 13.  CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

     Pursuant to the merger agreement with MSR Exploration Ltd. dated September 1, 1998, the Company has changed its accounting policy for oil and gas properties from the successful efforts method to the full cost method. Accordingly, the Company's financial statements have been restated to apply the change retroactively. The effect of the accounting change on income as previously reported for 1997, 1996 and 1995 is:

                                             1997      1996    1995
                                             ----      ----    ----
                                                 (In thousands)
      Effect on:
         Income before extraordinary
            item and net income              $4,219    $1,169   $ 200
         Earnings per common share           $16.81    $ 4.66   $0.80


     Adoption of the full cost method of accounting for oil and gas properties was mandated in the September 1998 merger agreement with MSR and is consistent with the accounting policy of MSR previously disclosed to its shareholders and the general public. In addition, the Company believes the full cost method of accounting for oil and gas properties more accurately reflects management's exploration objectives and results by including all costs incurred in oil and gas producing activities as integral to the acquisition, discovery and development of whatever reserves ultimately result from its efforts as a whole.

NOTE 14.   SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED)

     The Company's proved oil and gas reserves at September 30, 1997, have been estimated by the Company's petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

     There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

     Estimated Reserves

     Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located in the continental United States, are as follows:

     Reserve Quantities

                                                     Year Ended September 30,
                                                    1997       1996      1995
                                                   ------     ------    ------
     Proved reserves:
       Crude Oil (MBbls)
          Beginning of period                      20,473        980       997
          Revisions of previous estimates               -        450         -
          Purchase of reserves in place             1,436     19,608         -
          Production                                (835)      (565)       (17)
                                                   ------     ------    ------

          End of period                            21,074     20,473       980
                                                   ------     ------    ------
                                                   ------     ------    ------

          Minority interest end of period             374          0         0

       Natural Gas (MMcf):
          Beginning of period                      20,571     22,523    23,127
          Revisions of previous estimates            (881)    (3,041)        -
          Purchase of reserves in place            66,114      2,029         -
          Production                               (7,852)      (940)     (604)
                                                   ------     ------    ------

          End of period                            77,952     20,571    22,523
                                                   ------     ------    ------
                                                   ------     ------    ------

          Minority interest end of period          21,401          0         0

     Proved developed reserves:
       Crude Oil (MBbls)
          Beginning of period                       5,955        113       130
          End of period                             6,873      5,955       113

          Minority interest end of period             374          0         0

       Natural Gas (MMcf)
          Beginning of period                      18,542     19,295    19,899
          End of period                            69,883     18,542    19,295
          Minority interest end of period          21,401          0         0

     Company's proportional interest in proved
     reserves of investee's accounted for by
     the equity method - end  of year               1,352      1,701     2,641

NOTE 14.   SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED) - CONTINUED

     Standardized Measure

     The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract. Future production, development and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.


     Standardized Measure (in thousands):                            Year Ended September 30,
                                                              1997           1996            1995
                                                            ---------      ---------       ---------
     Future cash flows                                      $ 457,196      $ 375,012       $ 56,067
     Future production and development costs                 (255,999)      (231,817)       (30,418)
     Future income tax expense                                (48,301)       (41,985)        (6,675)
                                                            ---------      ---------       --------
                                                              152,896        101,210         18,974
     10% annual discount for timing of cash flows             (70,805)       (51,810)       (10,556)
                                                            ---------      ---------       ---------

     Standardized measure of discounted
        cash flows                                          $  82,091      $  49,400       $   8,418
                                                            ---------      ---------       ---------
                                                            ---------      ---------       ---------
     Company's share of equity method investee's
     standardized measure of discounted future net
     cash flows                                             $   1,101      $   1,048       $   1,189


     Primary changes in standardized measure of discounted future net cash flows (thousands of dollars):

                                                              1997           1996         1995
                                                            --------       --------      -------
     Net changes in prices and production costs             $ (2,176)      $ (2,201)     $ 2,845
     Development costs incurred                               (1,755)        (2,832)        (405)
     Changes in estimated future development costs
                                                              (1,654)        (4,395)           -
     Purchases of reserves-in-place                           62,355         71,115            -
     Net change in income taxes                               (5,932)       (17,531)        (994)
     Sales of oil and gas, net of production costs           (21,923)        (5,482)      (2,854)
     Accretion of discount                                     4,940            842          614
     Other                                                    (1,164)         1,466          458
                                                            --------       --------      -------
                                                            $ 32,691       $ 40,982      $  (336)
                                                            --------       --------      -------
                                                            --------       --------      -------

     Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

     These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standard Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to Mercury.

NOTE 14.   SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED) - CONTINUED

Costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

                                                      Year Ended September 30,
                                                    1997        1996       1995
                                                   -------     -------    ------
     Property acquisition costs                    $53,162     $14,631    $    0

     Exploration costs                             $ 3,027     $   778    $  550

     Development costs                             $     0     $     0    $2,095

     Company's share of equity method investee's
     costs of property acquisition, exploration
     and development                               $     0     $   120    $  511


Results of operations from producing activities (in thousands):

                                                        Year Ended September 30,
                                                     1997           1996          1995
                                                   --------       --------      -------
     Oil and gas sales                             $ 34,440       $ 12,169      $ 2,106
     Operating expenses                             (17,312)       (11,945)      (4,321)
     Production taxes                                (2,169)          (739)         (78)
     Depletion and depreciation                      (5,361)          (796)        (271)
                                                   --------       --------      -------
                                                      9,598         (1,311)      (2,564)
     Income taxes                                    (3,263)             0            0
                                                   --------       --------      -------

     Results of operations from producing
       activities (excluding corporate
       overhead and internal costs)                $  6,335       $ (1,311)     $(2,564)
                                                   --------       --------      -------
                                                   --------       --------      -------

     Minority interest in results of
       operations                                  $  5,667       $      0      $     0
                                                   --------       --------      -------
                                                   --------       --------      -------

     Company's share of equity method
       investee's results of operations from
       producing activities                        $    (81)      $     85      $     7

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Mercury Exploration Company
Fort Worth, Texas



We have audited the accompanying consolidated balance sheet of Mercury Exploration Company as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Exploration Company as of December 31, 1997, and the results of its operations and its cash flows for the three months then ended in conformity with generally accepted accounting principles.



WEAVER AND TIDWELL, L.L.P.



Fort Worth, Texas
November 30, 1998

                           MERCURY EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

ASSETS

CURRENT ASSETS
   Cash                                                                            $   6,844
   Securities available for sale                                                          27
   Trade accounts receivable                                                           9,635
   Inventory, at lower of average cost or market                                         899
   Notes receivable - current portion                                                     81
                                                                                   ---------
       Total current assets                                                           17,486

INVESTMENT IN MSR EXPLORATION, LTD.                                                      119
INVESTMENT IN PARTNERSHIPS                                                             6,556

PROPERTY AND EQUIPMENT
   Oil and gas properties                                                            109,591
   Land, buildings and leasehold improvements                                          1,407
   Furniture and equipment                                                               683
   Transportation equipment                                                               45
                                                                                   ---------
                                                                                     112,426
                                                                                   ---------

   Less accumulated depreciation and depletion                                        10,383
                                                                                     102,043

OTHER ASSETS                                                                             302
                                                                                   ---------

TOTAL ASSETS                                                                       $ 126,506
                                                                                   ---------
                                                                                   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                           $  13,335
    Accounts payable                                                                   6,744
    Accrued liabilities                                                                  826
    Advances payable                                                                   3,420
    Royalties payable                                                                  1,631
    Income taxes payable                                                                 854
                                                                                   ---------
            Total current liabilities                                                 26,810
                                                                                   ---------

UNEARNED                                                                               2,567
REVENUES
DEFERRED INCOME TAXES                                                                  7,070
LONG-TERM DEBT                                                                        65,275
MINORITY INTEREST IN SUBSIDIARIES                                                      7,114

STOCKHOLDERS'S EQUITY
    Capital stock, no par value
          1,000,000 shares authorized;
          250,950 shares issued and outstanding                                        1,087
    Retained earnings                                                                  6,583
                                                                                      17,670
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                            $ 126,506
                                                                                   ---------
                                                                                   ---------

                The accompanying notes are an integral part of
                         this financial statement.

                           MERCURY EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

OIL AND GAS REVENUES                                                       $11,049

COSTS AND EXPENSES
   Operating expenses                                                        4,736
   Depletion and depreciation                                                2,466
   General and administrative                                                  532
                                                                           -------

       Income from operations                                                3,315
                                                                           -------

OTHER INCOME (EXPENSE)
   Interest expense                                                        (1,879)
   Interest income                                                              27
   Equity in partnerships                                                       78
   Management fee income                                                        54
   Rental income                                                                32
   Miscellaneous income                                                        461
   Income from litigation settlement                                         2,781
                                                                           -------

       Income before income taxes
         and minority interest                                               4,869

MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                                              1,277
                                                                           -------

       Income before income taxes                                            3,592

INCOME TAXES                                                                 1,238

NET INCOME                                                                 $ 2,354
                                                                           -------
                                                                           -------

Weighted average shares outstanding                                        250,950
                                                                           -------
                                                                           -------

Earnings per share                                                         $  9.38
                                                                           -------
                                                                           -------

              The accompanying notes are an integral part of
                         this financial statement.

                           MERCURY EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                             COMMON SHARES      RETAINED EARNINGS      TOTAL
                             -------------      -----------------      -----
BALANCE
   September 30, 1997           $ 1,087              $14,229          $ 15,316

   Net income                                          2,354             2,354
                                -------              -------          --------

BALANCE
   December 31, 1997            $ 1,087              $16,583          $ 17,670
                                -------              -------          --------
                                -------              -------          --------










               The accompanying notes are an integral part of
                         this financial statement.

                           MERCURY EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                        $  2,354
        Adjustments to reconcile net income
          to net cash provided by operating activities:
        Depreciation and depletion                                                           2,466
        Minority interest in undistributed subsidiary earnings                               1,277
        Partnership income                                                                     (78)
        Reduction of unearned revenues                                                      (1,593)
        Deferred income taxes                                                                  273
        Changes in operating assets and liabilities
            Accounts receivable                                                                 (7)
            Inventory                                                                         (223)
            Accounts payable                                                                   575
            Accrued liabilities                                                               (859)
            Advances payable                                                                 1,060
            Royalties payable                                                                 (353)
            Income taxes payable                                                               964
            Other                                                                             (205)
                                                                                          --------

            Net cash provided by operating activities                                        5,651
                                                                                          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                               (27,750)
        Proceeds from sale of marketable equity securities                                       4
        Proceeds from bond maturities                                                           65
        Distribution received from partnerships                                                458
        Advances on notes receivable                                                           (15)
        Investments in common stock not held for resale                                       (119)
                                                                                          --------

            Net cash used in investing activities                                          (27,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                                         25,435
        Receipt of unearned revenues                                                         2,088
        Principal paid on long-term debt                                                    (3,533)
                                                                                          --------

            Net cash provided by financing activities                                       23,990
                                                                                          --------

            Net increase (decrease) in cash                                                  2,314

CASH, beginning of period                                                                    4,530
                                                                                          --------

CASH, end of period                                                                       $  6,844
                                                                                          --------
                                                                                          --------

                  The accompanying notes are an integral part of
                            this financial statement.

                           MERCURY EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The nature of operations and significant accounting policies are as follows:

     NATURE OF OPERATIONS

         Mercury Exploration Company's (the Company) operations consist primarily of oil and gas development and production in Texas, New Mexico, Wyoming, Michigan, Indiana, Kansas, Oklahoma, Kentucky and North Dakota.

     CONSOLIDATION POLICY

         The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Mercury Michigan, Inc., Quicksilver Pipeline, L.L.C. (organized in 1996) of which the Company owns 52%, and Quicksilver Energy, L.C. (organized in 1996) of which the Company owns 52%. As a result of the consolidation, intercompany transactions have been eliminated.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS

         Financial instruments of the Company consist of cash, marketable equity securities, accounts receivable, notes receivable, investments in partnerships, accounts payable and debt. Recorded values of cash, accounts receivable, notes receivable and accounts payable approximate fair values due to the short maturities of the instruments. Investments in partnerships consist of ownership interests in privately held entities with no quoted market prices. An estimate of fair value cannot be made without incurring excessive costs. Investments in marketable equity securities were determined by quoted prices. Recorded values of notes payable approximate fair values based upon current interest rates.

     INVENTORY

         Inventory consists of oil and gas equipment available for use in production.

      OIL AND GAS PROPERTY AND EQUIPMENT

         The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration and development activities.

         The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

         The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

         Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

     OTHER PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is provided for using the straight-line and accelerated methods. Depreciation methods are designed to amortize the cost of assets over their estimated useful lives. Estimated useful lives of major categories of property and equipment are as follows:

              Land, buildings and leasehold improvements              40 years
              Furniture and equipment                             5 - 10 years
              Transportation equipment                                 5 years

         Maintenance, repairs, renewals and betterments, which do not enhance the value or increase the basic productive capacity of assets are charged to expense as incurred.

     INVESTMENTS IN SECURITIES

         The Company has adopted Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company's investments in securities are classified as follows:

              TRADING SECURITIES - Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The Company does not, nor does it intend to, trade investments that it owns.

              SECURITIES TO BE HELD TO MATURITY - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

              SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of its debt and equity securities not classified as trading securities nor as securities to be held to maturity.

              Unrealized holding gains and losses on securities available for sale if material, are reported as a net amount in a separate component of stockholders' equity until realized.

              Gains and losses on the sale of securities available for sale are determined using the specific identification method.

     ACCOUNTS RECEIVABLE

         The Company has not provided an allowance for doubtful accounts. All receivables considered doubtful have been charged to current operations, and it is management's opinion that no additional material amounts are doubtful of collection.

     CASH FLOW PRESENTATION

         For purposes of the statement of cash flows, time deposits that mature in three months or less and certificates of deposit are considered cash and cash equivalents.

     EARNINGS PER COMMON SHARE

         The Company has adopted Statement No. 128, EARNINGS PER SHARE, issued by the Financial Standards Accounting Board. Adoption of Statement No. 128 had no effect upon 1997 earnings per share computations.

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share have not been presented since the Company has no outstanding options or warrants to purchase its common stock.

     CONCENTRATION OF CREDIT RISK

         The Company regularly maintains cash in bank deposit accounts, which exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     ACCOUNTING CHANGES

         The Financial Accounting Standards Board has issued the following Statements of Financial Accounting Standards effective for fiscal years beginning after December 15, 1997:

         NO. 130 - REPORTING COMPREHENSIVE INCOME

              Requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
                   AND RELATED INFORMATION

              Requires disclosure of operating segments based upon information used internally for evaluating segment performance and allocating resources.

         NO. 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS
                   AND OTHER POST-RETIREMENT BENEFITS

              Revises employers' disclosures about pensions and other post-retirement plans.

         The Company will adopt the above standards effective January 1, 1998. Adoption is not expected to have a significant effect upon current financial statements.


NOTE 2.  SECURITIES AVAILABLE FOR SALE

              Securities available for sale consist of equity securities and are carried at cost, which approximates market at December 31, 1997. Market value was determined by quoted prices.

              Included in net income for the three months ended December 31, 1997, is a $594 gain from sales of marketable equity securities. The cost of the securities sold was determined by the specific identity method.

NOTE 3.  TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable at December 31, 1997, consist of the following:

                                                           (In thousands)
         Oil and gas revenue receivable                        $  8,023
         Joint interest billings receivable                       1,612
                                                               --------

                                                               $  9,635
                                                               --------
                                                               --------

NOTE 4.   INVESTMENT IN PARTNERSHIPS

     Investment in partnerships is stated at cost plus the proportionate share of invested accumulated income. The Company's investment in partnerships consists of a 10% interest in Michigan Gas Partners, Ltd., a 6% interest in Frederic HOF Limited Partnership, and a 50% interest in Wilderness Energy, L.C. The following is a summary of the combined financial position and combined results of operations of the Company's investments in partnerships as of and for the three months ended December 31, 1997:

                                                           (In thousands)
         Current assets                                       $  4,141

         Property, plant and equipment                          37,831
                                                              --------

              Total assets                                    $ 41,972
                                                              --------
                                                              --------


         Current liabilities                                  $    674

         Partnership equity                                     41,298
                                                              --------

              Total liabilities and partnership equity        $ 41,972
                                                              --------
                                                              --------

         Oil and gas revenue                                  $  3,209
                                                              --------
                                                              --------

         Net income                                           $    767
                                                              --------
                                                              --------

         Company's investment                                 $  6,556
                                                              --------
                                                              --------

NOTE 5.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

     For December 31, 1997                                    (In thousands)
         Unproved oil and gas properties                       $    3,079
         Proved oil and gas properties                            106,512
                                                               ----------

                                                                  109,591

         Less accumulated depreciation and depletion                9,127
                                                               ----------

         Net capitalized costs                                 $  100,464
                                                               ----------
                                                               ----------

         Company's share of equity method investee's
            net capitalized costs                              $      911
                                                               ----------
                                                               ----------

NOTE 6.   LONG-TERM DEBT

     Long-term debt at December 31, 1997 consists of the following:

(In thousands)
         Notes payable to various entities, due in monthly payments ranging from
         7% to 10.63%, secured by land, buildings and equipment.                              645

         Note payable to bank, due in monthly payments ranging from $165,000 to
         $88,333, including interest at 7.655%, secured by producing oil and
         gas properties.                                                                    8,020

         Line of credit to bank, due on January 1, 2002, including interest at
         Libor + 1.125%, secured by producing oil and gas properties.                      26,335

         Note payable to bank, due in monthly payments of $82,750, with interest at prime + .25%, with final payment due January 1, 2003, secured by oil
         and gas producing properties                                                       4,010

         Note payable to bank, due in monthly payments of $866,667, including interest at 7.59% (based on rate swap), with final payment due on
         December 27, 2000, secured by oil and gas producing properties and
         investment in Quicksilver Energy, L.C.                                            12,600

         Note payable to bank, due in quarterly payments ranging from $1,400,000 to $600,000, beginning in August 1999, including interest at 9%, with final payment due on March 31, 2007, secured by oil and gas producing
         properties and investment in Quicksilver Energy, L.C.                             27,000
                                                                                          -------

                                                                                           78,610

         Less current maturities                                                           13,335
                                                                                          -------

                                                                                          $65,275
                                                                                          -------
                                                                                          -------

     Aggregate maturities of long-term debt are as follows:

              1999                                                         $13,335
              2000                                                           8,896
              2001                                                           6,876
              2002                                                           6,034
              2003                                                          31,874
              Thereafter                                                    11,595
                                                                           -------

                                                                           $78,610
                                                                           -------
                                                                           -------

NOTE 7.  INCOME TAXES

     The Company provides for deferred income taxes resulting from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Temporary differences result primarily from intangible development costs being capitalized and amortized for financial reporting purposes but expensed for tax reporting purposes and different income recognition criteria for debt extinguishments. Also included in income taxes is the portion of state taxes based on income.

     The Company's income tax provision at December 31, 1997, is as follows:

                                                     (In thousands)
         Current                                       $     965

         Deferred                                            273
                                                       ---------
                                                       $   1,238
                                                       ---------
                                                       ---------

     The tax effects temporary differences at December 31, 1997, that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                               (In thousands)
         Deferred tax assets
              Tax credit carryforwards           $    738
                                                 --------
                                                      738
                                                 --------
         Deferred tax liabilities
              Property and equipment                5,992
              Long term debt                        1,187
              Investments                             629
                                                 --------
                                                    7,808
                                                 --------

         Total deferred taxes, net                 $7,070
                                                 --------
                                                 --------

     There is no material difference between the statutory tax rate and the provision for taxes used in the accompanying financial statements.

     The Company has tax credit carryforwards available to offset regular federal income taxes of approximately $738,000 due to expire in 2002.

NOTE 8.   PROFIT SHARING AND SAVINGS PLAN

     The Company sponsors a defined contribution pension plan. All full-time employees are eligible for participation upon completion of one year's service. Employee contributions to the plan for the three months ended December 31, 1997 were $61,500. The Company made no contributions for the three months ended December 31, 1997.

NOTE 9.  OPERATING LEASES

     The Company's leasing operations consist principally of the leasing of automobiles under operating leases that expire over the next three years.

     The future minimum annual rentals on noncancellable leases in effect at December 31, 1997, which have initial or remaining terms of more than one year, are as follows:

                  1998                                  $108,000
                  1999                                    81,000
                  2000                                    33,000

     Total rental expense under operating leases was $26,000, for the three months ended December 31, 1997.

NOTE 10.  FUTURES CONTRACT

    The Company has entered into an agreement for the future delivery of approximately 41,800 barrels of oil. The contract qualifies as a hedge for financial reporting purposes. Accordingly, changes in the value of the contract are recognized in income when the effects of changes in oil prices are recognized. There were no significant realized or unrealized gains or losses on this agreement at September 30, 1997. The Company has entered into this agreement as a hedge against any downward movement in the commodity price of oil through December 31, 1997. The agreement terminates at December 31, 1997. The Company has received a cash payment in advance of the delivery of the oil at a fixed price of approximately $17.48 per barrel. The market price for oil at September 30, 1997, was less than this price.

NOTE 11.  TAX CREDIT SALE

     In December 1997, the Company transferred certain properties, which carry IRS Code Section 29 income tax benefits, to an unrelated party and received consideration as follows:

     a.  Initial payment of $2,553,000
     b.  Fixed payment note of $5,093,000
     c.  Credit payment note
     d.  Production payment

     Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production. A portion of the initial cash payment represented an advance payment for the first eighteen months of tax benefits. As of December 31, 1997, a balance of $2,448,000 in unearned revenues existed as a result of cash consideration received in excess of the tax benefit earned. For accounting purposes, the transfer does not qualify for sale or gain recognition. Accordingly, the accompanying financial statements continue to include the Company's costs, revenues and expenses associated with the assets transferred.

NOTE 12.  SUPPLEMENTAL CASHFLOW INFORMATION

     In October 1998, the Company exchanged its 54% interest in a subsidiary, Mercury Montana, Inc., for a 25% interest in MSR Exploration Ltd. The investment in MSR Exploration Ltd. is being accounted for under the equity method of accounting. Assets and liabilities of Mercury
     Montana, Inc. at the date of exchange were as follows:

     Non-Cash Investing and Financing Activities

                                                                        (In thousands)
         Assets
           Inventory                                                      $     78
           Oil and gas properties, net                                       4,345
           Other assets                                                         50
                                                                          --------

         Total Assets                                                       $4,473
                                                                          --------
                                                                          --------

NOTE 12.  SUPPLEMENTAL CASHFLOW INFORMATION - CONTINUED

         Liabilities
           Accounts payable                                                    395
           Accrued liabilities                                                  13
           Deferred income taxes                                              (147)
           Long-term debt                                                    4,000
           Minority interest in subsidiaries                                    93
                                                                          --------

         Total Liabilities                                                 $ 4,354
                                                                          --------
                                                                          --------

         Investment in MSR Exploration Ltd.                                $   119
                                                                          --------
                                                                          --------

NOTE 13.  CONTINGENCIES

     The Company is a defendant in a lawsuit filed by a former employee with potential exposure of $500,000. The Company believes the lawsuit is without merit and is vigorously defending its position, and does not expect the ultimate outcome to materially affect the Company's financial position.

NOTE 14.  SUBSEQUENT EVENTS

     Effective January 1, 1998, Mercury transferred substantially all producing oil and gas properties to a newly formed related company, Quicksilver Resources Inc., in exchange for common stock in Quicksilver.

     Subsequently on September 1, 1998, Quicksilver Resources Inc. entered into a merger agreement with MSR Exploration Ltd.

NOTE 15.  SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED)

    The Company's proved oil and gas reserves at December 31, 1997, have been estimated by the Company's petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

    There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

    Estimated Reserves

    Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located in the continental United States, are as follows:

    Reserve Quantities December 31, 1997
                                                                                  Petroleum             Natural
                                                                                   Liquids                Gas
                                                                                   (bbls)                (MMCF)
                                                                                --------------         ---------
                                                                                (in thousands)
     Reserves at September 30, 1997                                                 21,074                77,952
         Purchases of reserves-in-place                                                  -                30,831
         Sale of reserves-in-place                                                  (5,840)               (1,339)
         Production                                                                   (168)               (3,339)
                                                                                  --------             ---------

     Reserves at December 31, 1997                                                  15,066               104,105
                                                                                  --------             ---------
                                                                                  --------             ---------


NOTE 15.  SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED) - CONTINUED

     Total proved developed reserves at December 31, 1997                            4,520                90,585
                                                                                  --------             ---------
                                                                                  --------             ---------

     Company's proportional interest in reserves of investee's
     accounted for by the equity method-end of year                                      0                     0
                                                                                  --------             ---------
                                                                                  --------             ---------


      Standardized Measure

     The following tables present the Company's standardized measure of discounted future net cash flows and changes relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract. Future production, development and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.

     Standardized Measure (in thousands): December 31, 1997

         Future cash inflows                                                                              $ 417,051
         Future development and production costs                                                           (213,408)
         Future income tax expense                                                                          (40,965)
                                                                                                          ----------

         Future net cash flows                                                                              162,678
         10% annual discount                                                                                (71,774)

         Standardized measure of discounted future cash flows                                             $  90,904
                                                                                                          ----------
                                                                                                          ----------

         Company's share of equity method
         investee's standardized measure of discounted future net cash flows                              $   1,101
                                                                                                          ----------
                                                                                                          ----------

    Primary changes in standardized measure of discounted future net cash flows (thousands of dollars) for the three months ended December 31, 1997:

         Net changes in prices and production costs                                                      $    1,708
         Sale of reserves-in-place                                                                          (20,443)
         Development costs incurred                                                                          (1,486)
         Changes in estimated future development costs                                                           -
         Purchases of reserves-in-place                                                                      32,247
         Net change in income taxes                                                                           2,052
         Sales of oil and gas, net of production costs                                                       (6,313)
         Accretion of discount                                                                                2,052
         Other                                                                                               (1,004)
                                                                                                          ----------

                                                                                                          $   8,813
                                                                                                          ----------
                                                                                                          ----------

    Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

    These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to the Company.



NOTE 15.  SUPPLEMENTAL OIL AND GAS RESERVE DATA  (UNAUDITED) - CONTINUED

Costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

    For the three months ended December 31, 1997

     Property acquisition costs                         $ 25,152


     Exploration costs                                        32

     Development costs                                     2,566

     Company's share of equity
        Method investee's costs of
        Property acquisition,
        Exploration and development                     $      0


    Results of operations from producing activities (in thousands):

    For the three months ended December 31, 1997

     Oil and gas sales                                    $9,456
     Operating expenses                                   (2,661)
     Production taxes                                       (563)
     Depletion and depreciation                           (2,442)
                                                      ---------
                                                           3,790


     Income taxes                                         (1,289)
     Results of operations from
        producing activities
        (excluding corporate
        overhead and interest costs)                  $   2,501
                                                      ---------
                                                      ---------

     Minority interest in results of
        operations                                    $   1,269
                                                      ---------
                                                      ---------
     Company's share of equity
        method investee's results of
        operations for producing
        activities                                    $      12
                                                      ---------
                                                      ---------

INDEPENDENT AUDITOR'S REPORT


To the Partners
Michigan Gas Partners Limited Partnership

We have audited the accompanying balance sheets of Michigan Gas Partners Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Gas Partners Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 8, the Company has changed its accounting policy for accounting for oil and gas properties from the successful efforts method to the full cost method.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
October 26, 1998

                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
                                  BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                   1997        1996
                                                 -------     -------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $    56     $    55
   Oil and gas revenue receivable                    669         444
                                                 -------     -------

          Total current assets                        725        499

PROPERTY AND EQUIPMENT
    Producing oil and gas leases                  13,668      13,655
    Less accumulated depletion,
      depreciation and amortization                4,558       3,603
                                                 -------     -------

                                                   9,110      10,052
                                                 -------     -------

TOTAL ASSETS                                     $ 9,835     $10,551
                                                 -------     -------
                                                 -------     -------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Accounts payable                             $   150     $   238
    Deferred liabilities                             232           -
                                                 -------     -------

          Total current liabilities                  382         238

PARTNERS' CAPITAL                                  9,453      10,313
                                                 -------     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 9,835     $10,551
                                                 -------     -------
                                                 -------     -------

  The accompanying notes are an integral part of this financial statement.

                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     1997        1996       1995
                                                   -------     -------    -------
REVENUES
    Oil and gas sales                              $ 2,894     $ 3,212    $ 1,732
    Gas compressor reimbursement                       110         156        198
    Other income                                        17           -          -
                                                   -------     -------    -------

          Total revenues                             3,021       3,368      1,930


COSTS AND EXPENSES
    Lease operating expenses                         1,922       1,853      1,183
    Production taxes                                   114         133         70
    Depletion, depreciation and amortization           955       1,067        839
    Impairment of oil and gas properties                 -         902        423
    General and administrative                          11          30         28
                                                   -------     -------    -------

          Total cost and expenses                    3,002       3,985      2,543
                                                   -------     -------    -------


NET INCOME (LOSS)                                  $    19     $  (617)   $  (613)
                                                   -------     -------    -------
                                                   -------     -------    -------

    The accompanying notes are an integral part of this financial statement.

                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

BALANCE, DECEMBER 31, 1994                                 $ 8,482

    Distributions                                             (494)

    Capital contributed                                      4,838

    Net loss                                                  (613)
                                                           -------

BALANCE, DECEMBER 31, 1995                                  12,213

    Distributions                                           (1,283)

    Net loss                                                  (617)
                                                           -------
BALANCE, DECEMBER 31, 1996                                  10,313

    Distributions                                             (879)

    Net income                                                  19
                                                           -------
BALANCE, DECEMBER 31, 1997                                 $ 9,453
                                                           -------
                                                           -------

   The accompanying notes are an integral part of this financial statement.

                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                              1997        1996        1995
                                                            -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from oil and gas sales                     $ 2,938     $ 3,211     $ 1,561
   Cash received from gas compressor reimbursement               90          74         173
   Cash paid to suppliers and employees                      (2,135)     (1,913)     (1,148)
                                                            -------     -------     -------

          Net cash provided by operating activities             893       1,372         586

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (13)       (132)     (4,837)
                                                            -------     -------     -------

          Net cash used in investing activities                 (13)       (132)     (4,837)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions                                  (879)     (1,283)       (494)
    Capital contributions                                         -           -       4,838
                                                            -------     -------     -------

          Net cash provided by
            (used in) financing activities                     (879)     (1,283)      4,344
                                                            -------     -------     -------

              Net increase (decrease) in cash                     1         (43)         93

CASH, beginning of period                                        55          98           5
                                                            -------     -------     -------

CASH, end of period                                         $    56     $    55     $    98
                                                            -------     -------     -------
                                                            -------     -------     -------


RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

    Net income (loss)                                       $    19     $  (617)    $  (613)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation, depletion and amortization                  955       1,067         839
      Impairment of oil and gas properties                        -         902         423
      Changes in operating assets and liabilities
         Oil and gas revenue receivable                        (225)        (83)       (196)
         Accounts payable                                       (88)        103         133
         Deferred liabilities                                   232           -           -
                                                            -------     -------     -------

         Net cash provided by operating activities          $   893     $ 1,372     $   586
                                                            -------     -------     -------
                                                            -------     -------     -------

   The accompanying notes are an integral part of this financial statement.

                    MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

     The accounting policy relative to the carrying value of property and equipment is indicated in the caption on the balance sheets. The nature of operations and other significant accounting policies are as follows:

     NATURE OF OPERATIONS

         Michigan Gas Partners Limited Partnership was formed to own and operate various oil and gas properties in the state of Michigan. Substantially all of the Company's revenue is derived from the production and sale of natural gas.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     OIL AND GAS PROPERTY AND EQUIPMENT

         The Partnership follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration and development activities.

         The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

         The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

         Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

     STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

     FEDERAL INCOME TAXES

         Federal income taxes are not recorded, as the results of operations are not taxable to the Partnership, but are includable in the respective income tax returns of the partners.

NOTE 2.   RELATED PARTY TRANSACTIONS

     In accordance with the partnership agreement, the Partnership contracts with a partner for all property exploration costs and continuing costs of operations. In addition, approximately $220,000 and $209,000, respectively, of oil and gas receivables at December 31, 1997 and 1996 are due from the partner and substantially all accounts payable for 1997 and 1996 are due to the partner.

NOTE 3.   SALE OF PROPERTIES

     In December 1997, the Partnership transferred certain properties with a cost of $6,195,000 to an unrelated party and received consideration as follows:

         a.   Initial payment of $232,000
         b.   Fixed payment note of $2,017,000
         c.   Credit payment note with a maximum amount of $4,000,000
         d.   Production payment

     For accounting purposes, the transfer does not qualify for sale or gain recognition. Accordingly, the accompanying financial statements continue to include the partnership's costs, revenues and expenses associated with the assets transferred. Any gain on the properties transferred will be recognized based upon future production of the properties.

NOTE 4.   ALLOCATION OF NET INCOME OR LOSSES
            AND DISTRIBUTION OF CASH FLOWS

     Net income equal to adjusted federal taxable income, as defined, is allocated to the partners' capital accounts to the extent of cash flows, so distributable, as defined. Remaining net income and net loss, as defined, are allocated to the partners' capital accounts in proportion to their prospective capital accounts and partnership interests in a manner specified in the partnership agreement.

NOTE 5.   IMPAIRMENT OF PROPERTY AND EQUIPMENT

     In 1996 and 1995, the Partnership recognized an impairment loss for certain oil and gas properties based upon revision of the properties' reserves by independent petroleum engineers. The impairment loss recognized in the accompanying 1996 and 1995 financial statements was measured as the amount by which the carrying amount of the oil and gas properties exceeded their fair value. Fair value was determined based upon estimated future cash flows for the properties, discounted at a ten percent annual rate.

NOTE 6.   SUBSEQUENT EVENTS

     Effective January 1, 1998, the Michigan Gas Partners transferred substantially all producing oil and gas properties to a newly formed related company, Quicksilver Resources Inc., in exchange for common stock of Quicksilver.

NOTE 7.   SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS ACTIVITIES-
          UNAUDITED

     Quantities of Oil and Gas Reserves

     The following table presents estimates of the Partnership's proved reserves, all of which have been prepared by the engineers of the Partnership's General Partner. Substantially all of the Partnership's crude oil and natural gas activities are conducted in the United States.

NOTE 7. SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS ACTIVITIES-UNAUDITED - CONTINUED

     Reserve Quantities for the years ended December 31, 1997, 1996 and 1995.

                                                   1997      1996     1995
                                                  ------    ------   ------
       Proved reserves:

          Natural Gas (MMcf):

            Beginning of period                   17,014    26,405    30,487
            Production                            (1,199)   (1,306)    (915)
            Revisions of previous estimates       (2,288)   (8,085)  (3,167)
                                                  ------    ------   ------

            End of period                         13,527    17,014   26,405
                                                  ------    ------   ------
                                                  ------    ------   ------
      Proved developed reserves:

          Natural Gas (MMcf):

            Beginning of year                     25,667    24,190   15,956
            End of year                           15,956    25,667   12,600


     The reduction in the reserves of Michigan Gas Partners from 1996 to 1997 is due primarily to the decision not to spend $3.2 million for drilling and development of existing leases. Michigan Gas Partners put its properties up for sale in 1997 and elected not to spend the capital to develop its reserves. Because no additional development was planned, the 1997 reserve report removed those potential reserves from its report and increased the decline in production. No reasonable sales price was received for the properties, and the assets were eventually merged into Quicksilver in 1998.

     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves.

     The following standardized measure of discounted future net cash flows was computed in accordance with the rules and regulations of the Securities and Exchange Commission and Financial Accounting Standards Board Statement No. 69 using year end prices and costs. No values are given to unproved properties or to probable reserves that may be recovered from proved properties.

     The inexactness associated with estimating reserve quantities, future production and revenue streams and future development and production expenditures, together with the assumptions applied in valuing future production, substantially diminishes the reliability of this data. The values so derived are not considered to be an estimate of fair market value. The Partnership therefore cautions against its simplistic use.

     The following tabulation reflects the Partnership's estimated discounted future cash flows from natural gas production:

NOTE 7.   SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS ACTIVITIES-
            UNAUDITED - CONTINUED

         For the years ended December 31, 1997, 1996 and 1995, in thousand of dollars.

                                                              1997           1996         1995
                                                            --------       --------     --------
            Future cash flows                               $ 39,203       $ 42,342     $ 55,715

            Future production and development costs          (23,680)       (27,266)     (34,926)
            Future income tax expense                              -              -            -
                                                            --------       --------     --------
                                                              15,523         15,076       20,789

           10% annual discount for timing of cash flows       (4,509)        (4,600)      (8,900)
                                                            --------       --------     --------

           Standardized measure of discounted
           cash flows                                       $ 11,014       $ 10,476     $ 11,889
                                                            --------       --------     --------
                                                            --------       --------     --------

         Primary changes in the standardized measure of discounted future net cash flows, in thousands:

                                                              1997           1996         1995
                                                            --------       --------     --------
          Sales of oil and gas produced, net of
               production costs                             $   (858)      $   (326)    $   (479)
          Net changes in price and production costs            3,164          1,848       (6,354)
          Change in estimated future development costs           468            445        5,539
          Revisions of previous quantity estimates            (2,254)        (5,535)      (1,648)
          Development costs incurred during the year             (13)          (132)      (4,837)
          Accretion of discount                                1,047          1,189        1,768
          Other                                               (1,016)         1,098          217
                                                            --------       --------     --------
          Net increase (decrease)                                538         (1,413)      (5,794)
          Balance at beginning of year                        10,476         11,889       17,683
                                                            --------       --------     --------

          Balance at end of year                            $ 11,014       $ 10,476     $ 11,889
                                                            --------       --------     --------
                                                            --------       --------     --------


         Changes in the supply and demand for oil, natural gas liquids, hydrocarbon price volatility, inflation, timing of production, reserve revisions and other factors make these estimates inherently imprecise and subject to substantial revision. As a result, these measures are not the Partnership's estimates for future cash flows nor do these measures serve as an estimate of current market value.

NOTE 8.  CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

     Pursuant to the merger agreement with MSR Exploration Ltd. dated September 1, 1998, the partnership has changed its accounting policy for oil and gas properties from the successful efforts method to the full cost method. Accordingly, the Partnership's financial statements have been restated to apply the change retroactively. The effect of the accounting change on income as previously reported for 1997, 1996, and 1995 is:

NOTE 8.  CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES - CONTINUED

                                                 1997      1996      1995
                                                ------    ------    ------
                                                     (in thousands)
     Effect on:
       Income before extraordinary item
         and net income                         $1,738    $(659)    $(812)


     Adoption of the full cost method of accounting for oil and gas properties was mandated in the September 1998 merger agreement with MSR and is consistent with the accounting policy of MSR previously disclosed to its shareholders and the general public. In addition, the Company believes the full cost method of accounting for oil and gas properties more accurately reflects management's exploration objectives and results by including all costs incurred in oil and gas producing activities as integral to the acquisition, discovery and development of whatever reserves ultimately result from its efforts as a whole.