Form 10-Q
period 1999-03-31
QUICKSILVER RESOURCES INC
filed 1999-05-14
CIK 1060990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ To ___________

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

       Registrants' telephone number, including area code: (817) 877-3151

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
      Common Stock, par value                  American Stock Exchange
         $0.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 14, 1999, the registrant had 12,888,500 outstanding shares of its common stock, $0.01 par value.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999, and March 31, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1998 (not presented herein); and in our report dated March 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
May 10, 1999

                           QUICKSILVER RESOURCES INC.
                   Condensed Consolidated Balance Sheets
            In thousands, except for share and per share amounts

                                                            March 31,    December 31,
                                                              1999           1998
                                                           ----------    ------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $      404     $      294
  Accounts receivable, net of allowance for doubtful
    accounts of $1,350 at March 31, 1999                        9,560          7,776
  Inventories and other current assets                            747            751
                                                           ----------     ----------
          Total current assets                                 10,711          8,821

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")           142,486        134,810

OTHER ASSETS                                                    3,668            969
                                                           ----------     ----------
                                                           $  156,865     $  144,600
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                        $       46     $       67
  Accounts payable                                              9,507          5,772
  Accrued liabilities                                           1,117          1,691
                                                           ----------     ----------
          Total current liablities                             10,670          7,530
                                                           ----------     ----------

LONG-TERM DEBT                                                 87,652         84,972

UNEARNED REVENUE                                                1,135          1,338

DEFERRED INCOME TAXES                                          14,838         11,953

MINORITY INTEREST in MSR Exploration Ltd.                           -          6,219

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.01
    Authorized 10,000,000 shares
    issued and outstanding - none                                   -              -
  Common stock, $0.01 par value
    Authorized 40,000,000 shares,
    issued and outstanding 12,888,500 and 11,510,800              129            115
  Paid in capital in excess of par value                       38,027         27,574
  Retained earnings                                             4,414          4,899
                                                           ----------     ----------
          Total stockholders' equity                           42,570         32,588
                                                           ----------     ----------
                                                           $  156,865     $  144,600
                                                           ==========     ==========

     The accompanying notes are integral part of these financial statements.

                                QUICKSILVER RESOURCES INC.
                       Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31, 1999 and 1998
                          In thousands, except for the per share data
                                         (Unaudited)



                                                   1999                 1998
                                                  ------               ------

REVENUES
  Gas sales                                     $ 7,196               $ 8,130
  Oil sales                                         931                 1,988
  Interest and other income                         904                   673
                                                 ------                ------
      Total revenues                              9,031                10,791
                                                 ------                ------
EXPENSES
  Operating Expenses                              3,227                 3,734
  Depletion and depreciation                      2,815                 3,000
  Provision for doubtful accounts                 1,350                   -
  General and administrative                        820                   227
  Interest                                        1,695                 1,924
                                                  -----                 -----
      Total expenses                              9,907                 8,885
                                                  -----                 -----
Income (loss) before income taxes
  and minority interest                            (876)                1,906
Minority interest in net loss of
  MSR Exploration Ltd.                              141                   104
                                                  -----                 -----

Income (loss) before income taxes                  (735)                2,010

Income taxes (benefit)                             (250)                  714
                                                  ------                -----

NET INCOME (LOSS)                               $  (485)              $ 1,296
                                                ========               ======

Basic and diluted earnings (loss) per share     $  (0.04)             $  0.11
                                                ========               ======
Basic and diluted weighted average number
  of shares outstanding for the periods           11,939               11,511
                                                ========               ======


         The accompanying notes are an integral part of these statements.

                                QUICKSILVER RESOURCES INC.
                       Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 1999 and 1998
                                        In thousands
                                         (Unaudited)



                                                   1999                 1998
                                                  ------               ------
OPERATING ACTIVITIES
   Net income (loss)                            $  (485)              $  1,296
   Charges and credits to net income
    not affecting cash
      Depletion and depreciation                  2,815                  3,000
      Provision for doubtful accounts             1,350                     -
      Deferred income taxes                        (250)                   492
      Recognition of unearned revenue              (203)                  (362)
      Change in minority interest in
       subsidiary                                  (141)                  (100)
      Amortization of deferred loan costs            32                     -
    Changes in assets and liabilities
      Accounts receivable                        (3,134)                (1,718)
      Inventory, prepaid expenses and other           4                    (45)
      Accounts payable                            3,735                  7,373
      Accrued liabilities                          (574)                   506
                                                --------              ---------
NET CASH FROM (USED FOR) OPERATING  ACTIVITIES    3,149                 10,442
                                                --------              ---------
INVESTING ACTIVITIES
    Acquisition of properties and
     equipment                                   (2,742)                (3,544)
    Advance on purchase of properties            (2,700)                   -
                                                --------              ---------
NET CASH FROM (USED FOR) INVESTING ACTIVITIES    (5,442)                (3,544)
                                                --------              ---------
FINANCING ACTIVITIES
    Notes payable, bank proceeds                  3,214                  3,000
    Principal payments on long-term debt           (555)               (10,142)
    Deferred financing costs                        (31)                   -
    Stock registration fees                        (225)                   -
                                                --------              ---------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES     2,403                 (7,142)
                                                --------              ---------

NET INCREASE (DECREASE) IN CASH                     110                   (244)

CASH AT BEGINNING OF PERIOD                         294                    643
                                               ---------              ---------

CASH AT END OF PERIOD                           $   404               $    399
                                               =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash payments for interest expense          $  2,240              $  1,918
                                               =========              =========
    Cash payments for income taxes              $   -                 $    -
                                               =========              =========
    Common stock issued for acquisition
      of minority interest in MSR
      Exploration Ltd.                             1,377                    -
                                               =========              =========



   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   Three Months Ended March 31, 1999 and 1998


Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. (the "Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999, and March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

In exchange for the contribution of properties and debt, Quicksilver issued shares of common stock. The common stock was issued to contributing parties based on their ownership interest in the oil and gas properties. The oil and gas properties were evaluated based on the net present value of their reserves. The reserves were discounted at 10 percent and reduced for any associated debt. The conversion of debt to equity was valued at its face value. The net values for all properties and debt were summarized, and the percentage each contributed to the total was used to allocate shares of common stock to the shareholders.

In the business combination, the surviving corporation issued 1,340,404 (13 percent of the outstanding) shares of common stock, $.01 par value, for all JEDI partnership interests in Michigan Gas Partners. Mercury did not receive consideration for its partnership interests in Michigan Gas Partners. Quicksilver issued 3,325,955 shares of common stock to Mercury in exchange for certain Mercury oil and gas properties in Michigan and Wyoming, and Quicksilver assumed debts related to the oil and gas properties transferred from Mercury. Quicksilver also issued 3,030,860 shares of Quicksilver common stock to QELC in exchange for all of QELC's oil and gas properties in Michigan and Wyoming. In addition, Quicksilver assumed debts related to QELC's oil and gas producing properties. Quicksilver issued 1,273,176 shares of common stock to individuals for their interests in the assets of Mercury and QELC to be transferred to Quicksilver in the business combination. Quicksilver satisfied debt owed to TCW under a credit agreement dated November 14, 1996, between TCW and QELC, by paying $17,075,000 in cash to TCW and by issuing 1,340,404 (13 percent of the outstanding) shares of common stock to TCW in exchange for a $10,000,000 credit on the debt.

The formation of Quicksilver was accounted for under provisions of Accounting Principal Board Opinion Number 16 (APB 16), "Business Combinations". Under APB 16, Mercury and QELC were considered companies under common control and were accounted for at historical cost. The merger of Michigan Gas Partners into Quicksilver was accounted for using the purchase method with a fair value of $10 million. The fair value of Michigan Gas Partners was based on the conversion of TCW's $10,000,000 of debt into 13 percent of Quicksilver's common shares. This was the same percentage issued to the partners of Michigan Gas Partners. Michigan Gas Partners' net book value was $8,884,000 at January 1, 1998. All of the valuation adjustment was assigned to oil and gas properties, and a total of $1,116,000 was allocated to Michigan Gas Partners' book value of producing oil and gas properties to complete the accounting.

MERGER OF MSR EXPLORATION LTD. WITH AND INTO QUICKSILVER

On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd. APB 16 provides that exchanges or transfers of net assets between companies under common control must be accounted for at historical cost in a manner similar to that of pooling of interest accounting. Furthermore, APB 16 indicates that the purchase method of accounting should be used if the effect of a transfer or exchange is to acquire all of the outstanding shares held by minority interests. Prior to the merger Quicksilver Energy, L.C., Mercury, and the principal stockholders of Mercury, comprised of the Darden family (the "Mercury Group"), controlled Quicksilver through their approximate 74 percent ownership of Quicksilver. The Mercury Group was considered to control MSR because the Mercury Group and two other individuals affiliated with Mercury owned approximately 46.5 percent of MSR's common stock, controlled MSR's executive committee of its board of directors, and held warrants to purchase 11 million shares of MSR common stock. Accordingly, Quicksilver was considered the "accounting acquiror" and transferred approximately 46.5 percent of MSR's net assets to Quicksilver at historical cost. The remainder of MSR's net assets, the approximate 53.5 percent related to minority interests, was valued and recorded based on the purchase method of accounting. Although the merger did not occur until 1999, MSR's financial statements as of December 31, 1998, and March 31, 1998, have been combined with the Company's since the entities were under common control. Also, a minority interest has been reflected on the December 31, 1998, balance sheet and the statements of operations since the merger closed on March 4, 1999.

2.  MERGERS AND ACQUISITIONS

On March 4, 1999, the Company completed the MSR merger. The merger qualified as a tax-free exchange and was accounted for in part as a pooling of interests for entities under common control, with the minority interest accounted for under the purchase method. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR Exploration Ltd. based on a conversion ratio of one share of the Company's common stock for ten shares of MSR common stock (the merger exchange ratio). MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 58,857 shares and 1,110,000 shares, respectively. The minority interest reflected on the Company's December 31, 1998, balance sheet and statements of operations is approximately 53.5 percent of MSR's net assets and results of operations for the periods prior to March 4, 1999.

The Company's financial statements have been restated for the period prior to the business combination to include the combined financial results of the Company and MSR. Total revenues, income (loss) before income taxes and minority interest, and net income (loss) for the individual companies are as follows in thousands:

For the three months ended March 31, 1999:

                                                     Quicksilver        MSR
                                                      Resources     Exploration
                                                         Inc.           Ltd.         Total
                                                     -----------    -----------     -------
Total revenues                                         $ 8,570        $   461       $ 9,031

(Loss) before income taxes and minority interest       $  (612)       $  (264)      $  (876)

 Net (loss)                                            $  (362)       $  (123)      $  (485)

For the three months ended March 31, 1998:

                                                            Quicksilver      MSR
                                                             Resources    Exploration
                                                               Inc.          Ltd.          Total
                                                            -----------   ------------    -------
Total revenues                                                $ 9,695       $ 1,096       $10,791

Income (loss) before income taxes and minority interest       $ 2,100       $  (194)      $ 1,906

Net income (loss)                                             $ 1,386       $   (90)      $ 1,296

There were no significant intercompany transactions between the Company and MSR Exploration Ltd.

3.  NOTES PAYABLE AND LONG-TERM DEBT

                                                      MARCH 31, 1999
                                                      --------------
     Long-term debt, in thousands, consists of:
        Notes payable to banks
          (7.38% at March 31, 1999)                       $ 84,850
        Note payable to affiliated company                   2,000
        Various loans                                          848
                                                          --------
                                                            87,698

        Less current maturities                                (46)
                                                          --------
                                                          $ 87,652
                                                          ========

Long-term debt maturities are as follows, in thousands of dollars:

                          Periods Ending                  March 31
                          --------------                  --------
                               1999                             46
                               2000                          2,720
                               2001                             20
                               2002                              4
                               2003                              4
                            Thereafter                      84,904
                                                          --------
                                                          $ 87,698
                                                          ========

As part of the merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The existing debt of $73,993,000 and $10,848,000 from, respectively, Quicksilver and MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $200 million. The Borrowing Base is currently $85 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from natural gas and crude oil production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.65 percent or at bank prime. On March 4, 1999, the Company locked in its interest rate at 7.38 percent for the next six months. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. The Company also has entered into an 15 month $2,000,000 note agreement with an affiliated company, which can be prepaid at the Company's option. Interest, which is payable at maturity, is tied to the LIBOR and is currently 7.25 percent.

4.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 40 million shares of common stock with a par value of one cent ($0.01) and 10 million shares of preferred stock with a par value of one cent ($0.01). At December 31, 1998, the Company had 100,000 shares of common stock outstanding.

As part of the merger with MSR Exploration Ltd., the Company agreed to exchange one share of its common stock for each ten shares of MSR common stock. To effect the exchange ratio, the founding shareholders of the Company were issued an additional 10,210,800 shares, prior to the merger, in the form of a stock dividend. Upon completion of the merger the founding shareholders owned 10,310,800 (80%) of the shares of the Company and former MSR shareholders owned approximately 2,577,700 (20%) of the common shares of the Company. A total of 1,200,000 shares of MSR common stock was held under common control, and 1,377,700 shares were held by minority shareholders. All references to numbers of shares and per share amounts in the financial statements dated prior to the effective date of the merger, March 4, 1999, have been restated to reflect the stock dividend plus 1,200,000 shares held under common control or a total of 11,510,800 common shares.

The Company now has 12,888,500 shares of common stock outstanding. Outstanding options and warrants for MSR stock were converted into options and warrants to purchase Company common stock. As a result of the merger, the Company has outstanding warrants to purchase common stock of 555,000 shares at $12.50 per share, 555,000 shares at $20.00 per share, 28,000 shares at $33.75 per share, and 6,000 shares at $0.01 per share and options to purchase 24,857 shares of common stock at $8.75 per share.

5. ACCOUNTS RECEIVABLE - CONTINGENCY LOSS

The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management considers a portion of the approximately $2,450,000 account receivable associated with this purchaser to be uncollectible; accordingly, an allowance for doubtful accounts of $1,350,000 has been established at March 31, 1999. All contracts with that purchaser have been terminated, and the gas has been recontracted with a credit-worthy purchaser.

                           QUICKSILVER RESOURCES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

General

The following discussion compares the Company's financial condition at March 31, 1999, to its financial condition at December 31, 1998.

Prior to March 4, 1999, the stockholders of the Company approved the merger with MSR. Pursuant to the merger, stockholders of MSR received approximately 2,577,700 shares of the Company's common stock. As a result of the merger, MSR ceased to exist, and all of its assets and liabilities were transferred to the Company. The merger was accounted for, in part, as a pooling of interest; therefore the financial statements have been combined. The merged net assets attributable to the minority interest shareholders have been reported as a minority interest. Such minority interest was acquired in March 1999 and was accounted for under the purchase method of accounting at December 31, 1998.

The Company believes that its cash flows from operations are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Cash Flow

The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. Quicksilver sells approximately 70 percent of its natural gas production under long term contracts. As a result, the Company experiences significant predictability to its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales. Because of the recent price weakness of oil and natural gas, the Company has reduced its development and exploration budget. However, 1999 expenditures will be funded by internally generated cash flow and, depending upon commodity prices, may be increased.

The Company's net cash provided by operations for the three months ended March 31, 1999, was $3,149,000 compared to $10,442,000 for the same period last year.

The Company's net cash used in investing for the three months ended March 31, 1999, was $5,442,000. Investing activities were comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through a combination of operating cash flow and bank borrowings. The Company's net cash from financing activities for the three months ended March 31, 1999, was $2,403,000. Sources of financing used by the Company primarily have been borrowings under its Credit Facility.

Capital Requirements

On March 31, 1999, the Company announced it had signed a purchase and sale agreement with Unocal Corporation's Spirit Energy 76 unit to acquire substantially all of Spirit Energy's natural gas and crude oil assets in Michigan. Total consideration to Spirit Energy is $27 million in cash, which will be provided by the Company's Credit Facility, and $3 million in Quicksilver common stock. The properties include Spirit Energy's ownership in the Garfield Unit and the Beaver Creek Richfield Unit. Quicksilver's working interest ownership in Garfield will increase to 99% from 54%. The purchase includes approximately 20,000 net leasehold acres producing about 13,000 Mcf equivalent (Mcfe) net per day. Estimated reserves were not disclosed.

The transaction is scheduled to close during the second quarter with an effective date of January 1, 1999. The stock component of the purchase will be distributed to Spirit Energy over a three year period and will be subject to downward adjustment in correlation to certain costs, expenses, and liabilities incurred during this period. As a part of the purchase and sale agreement the Company advanced to Unocal as an earnest money deposit $2,700,000, which was funded by long term debt. This earnest money deposit is included in other assets in the accompanying condensed consolidated balance sheet at March 31, 1999.

Bank Facilities

As part of the merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The then existing debt of $73,993,000 from Quicksilver and $10,848,000 from MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed the lesser of $200 million or the borrowing base. The Borrowing Base is currently $85 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.65 percent or at bank prime. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio.

RESULTS OF OPERATIONS

Quicksilver's revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for natural gas and crude oil, which are dependent upon numerous factors such as economic, political, and regulatory developments as well as competition from other sources of energy. The energy markets historically have been highly volatile, and future decreases in prices could have a materially adverse effect on Quicksilver's financial position, results of operations, quantities of reserves that may be economically produced, and access to capital.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and with the Company's audited combined consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

REVENUES. Total revenues for the three months ended March 31, 1999, were $9,031,000, a 16 percent decrease from the $10,791,000 of total revenues for the same period in 1998.

Gas sales for the 1999 period were $7,196,000, a decrease of 11 percent when compared with first quarter 1998 sales of $8,130,000. This decrease was primarily due to first quarter 1998 gas balancing allocations and first quarter 1999 Garfield Unit workover projects. An over-allocation of volumes under gas balancing agreements during the first quarter of 1998 resulted from prior period under-allocations. During the first quarter of 1999 the Company took its normal allocations. Gas sales volumes for the three months ended March 31, 1999, were 3,353,500 Mcf, a decrease of 14 percent from the 1998 volumes of 3,893,000 Mcf. During the 1999 quarter, the Company sold its gas at an average price of $2.15 per Mcf compared to the 1998 price of $2.09 per Mcf, a 3 percent increase.

Oil sales for the three months ended March 31, 1999, were $931,000, a 53 percent decrease from the $1,988,000 for the same period in 1998. Average crude oil prices were $9.14 per barrel during the three months ended March 31, 1999, compared to a 1998 price of $10.78 per barrel. Sales volumes decreased 45 percent from 184,000 barrels in 1998 to 102,000 barrels for the first quarter of 1999. The decrease in oil sales volumes was primarily the result of the shutting in of wells due to low crude oil prices. Interest and other income for the three months ended March 31, 1999, was $904,000, a 34 percent increase compared to $673,000 for the 1998 period.

EXPENSES. Total expenses for the three months ended March 31, 1999, were $9,907,000, a 12 percent increase over the expenses of the comparable period in 1998. Operating expenses for the first quarter of 1999 were $3,227,000, a 14 percent decrease from operating expenses of $3,734,000 for the 1998 period. The decrease in operating expenses was primarily attributable to the reduction in sales volumes.

Depletion and depreciation expense for the three months ended March 31, 1999, was $2,815,000, a six percent decrease compared to $3,000,000 for the same period in 1998. The decrease was due to reduced sales volumes; however, the depletion and depreciation rate per Mcfe of sales increased to $0.71 in the 1999 period from $0.60 in 1998 based on year end evaluations of Company reserves.

The provision for doubtful accounts of $1,350,000 was established due to the bankruptcy of one of the Company's natural gas purchasers. The total amount of production for which Quicksilver has made an allowance is equal to approximately six percent of the Company's estimated production for all of 1999 on an Mcfe basis.

General and administrative expenses (G&A) for the first quarter of 1999 were $820,000 as compared to $227,000 for 1998. The increase in G&A was due to the fees incurred completing the merger, additional compliance costs associated with being a larger public company, and the resultant increase in personnel.

Interest expense for the first quarter of 1999 was $1,695,000, a decrease of 12 percent compared to $1,924,000. The decrease was the result of lower average interest rates.

NET INCOME (LOSS). For the first quarter ended March 31, 1999, the net loss was $485,000 compared to net income of $1,296,000 for the 1998 period. The 1999 first quarter loss was the result of establishing the $1,350,000 allowance for doubtful accounts related to the bankruptcy of one of the Company's natural gas purchasers.

YEAR 2000

Quicksilver Resources Inc. has developed a plan (the "Year 2000 Plan") to address the Year 2000 issue created by computer programs and applications that utilize two digit rather than four digit date fields to designate a year. As a result, computer equipment, software, and devices with embedded technology that are date-sensitive may be unable to recognize or may misinterpret the actual date. This could result in a system failure or miscalculations causing disruptions of operations.

The Company has assessed its information technology ("IT") and its non-IT systems. The Company believes that all of its computer equipment and software as well as its operational and control systems are currently Year 2000 compliant.

Quicksilver is also monitoring the compliance efforts of the significant suppliers, customers, and service providers with whom it does business and whose IT and non-IT systems interface with those of the Company to ensure that they will be Year 2000 compliant. Management believes that ongoing communications with and assessment of the compliance efforts of these third parties will minimize any noncompliance risks.

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Quicksilver is continuing its analysis of the operational problems and costs that would be reasonably likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company plans to establish a contingency plan for dealing with the most likely worst case scenario, which to date has not been clearly identified. The Company plans to continue such analysis and complete a plan by the third quarter of 1999.

Although the Company does not expect to experience significant operational problems due to the Year 2000 issue, there can be no assurance that this issue will not materially impact the Company's results of operations or adversely affect its relationship with customers or vendors. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Quicksilver's systems or results of operations.


                           QUICKSILVER RESOURCES INC.

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         On March 4, 1999, the Company held its annual stockholders' meeting at which the stockholders elected as directors Frank Darden, Thomas F. Darden, Glenn M. Darden, W. Yandell Rogers III, Steven M. Morris, Mark Warner, and D. Randall Kent and appointed Deloitte & Touche LLP as accountants for Quicksilver. The merger with MSR was approved by Quicksilver stockholders by unanimous consent on February 3, 1999.

ITEM 5.  Other Information:  None

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

          Exhibit 27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         On March 4, 1999 the Company filed a Current Report on SEC Form 8-K announcing the merger of MSR Exploration Ltd. with and into the Company.

                           QUICKSILVER RESOURCES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1999

                                   Quicksilver Resources Inc.



                                   By:     /s/ Glenn M. Darden
                                      ------------------------------------------
                                       Glenn M. Darden
                                       President and Chief Operating Officer


                                   By:     /s/ Howard N. Boals
                                      ------------------------------------------
                                      Howard N. Boals, Vice President of Finance
                                      Chief Accounting Officer