Form 10-Q
period 1999-06-30
QUICKSILVER RESOURCES INC
filed 1999-08-11
CIK 1060990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from .................... To.....................

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

       Registrants' telephone number, including area code: (817) 877-3151

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered
------------------             -----------------------------------------
Common Stock, par value                  American Stock Exchange
$0.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 5, 1999, the registrant had 12,888,500 outstanding shares of its common stock, $0.01 par value.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of June 30, 1999, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 1999, and 1998, and condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP


Fort Worth, Texas
August 5, 1999

                                 QUICKSILVER RESOURCES INC.
                            Condensed Consolidated Balance Sheets
                    In thousands, except for share and per share amounts


                                                                                   June 30,        December 31,
ASSETS                                                                              1999               1998
                                                                                ------------       -------------
                                                                                (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                                  $        157       $         294
     Accounts receivable, net of allowance for doubtful accounts of
          $1,350 at June 30, 1999                                                      7,609               7,776
     Inventories and other current assets                                                751                 751
                                                                                ------------       -------------
             Total current assets                                                      8,517               8,821

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                  167,478             134,810

OTHER ASSETS                                                                           1,689                 969
                                                                                ------------       -------------
                                                                                $    177,684       $     144,600
                                                                                ------------       -------------
                                                                                ------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                          $         30       $          67
     Accounts payable                                                                  2,665               5,772
     Accrued liabilities                                                               1,476               1,691
                                                                                ------------       -------------
             Total current liabilities                                                 4,171               7,530

LONG-TERM DEBT                                                                       114,945              84,972

UNEARNED REVENUE                                                                         892               1,338

DEFERRED INCOME TAXES                                                                 14,953              11,953

MINORITY INTEREST in MSR Exploration Ltd.                                                                  6,219

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01
          Authorized 10,000,000 shares,
          issued and outstanding - none                                                    -                   -
     Common stock, $0.01 par value
          Authorized 40,000,000 shares,
          issued and outstanding 12,888,500 and 11,510,800                               129                 115
     Paid in capital in excess of par value                                           37,956              27,574
     Retained earnings                                                                 4,638               4,899
                                                                                ------------       -------------
             Total stockholders' equity                                               42,723              32,588
                                                                                ------------       -------------
                                                                                   $ 177,684          $  144,600
                                                                                ------------       -------------
                                                                                ------------       -------------


The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1999 and 1998
                     In thousands, except for per share data
                                   (unaudited)



                                                   For the three months                    For the six months
                                                       ended June 30,                        ended June 30,
                                            ----------------------------------    ------------------------------------
                                                  1999                1998                1999                1998
                                            ----------------     -------------    ----------------     ---------------

REVENUE
     Gas sales                              $          7,809     $       8,127    $         15,005     $        16,257
     Oil sales                                         2,499             1,805               3,430               3,793
     Other income                                      1,246               703               2,150               1,376
                                            ----------------     -------------    ----------------     ---------------
          Total revenues                              11,554            10,635              20,585              21,426
                                            ----------------     -------------    ----------------     ---------------

EXPENSES
     Operating expenses                                4,842             3,664               8,069               7,398
     Depletion and depreciation                        3,314             3,043               6,129               6,043
     Provision for doubtful accounts                       -                 -               1,350                   -
     General and administrative                        1,016               321               1,836                 548
     Interest                                          2,043             1,736               3,738               3,660
                                            ----------------     -------------    ----------------     ---------------
          Total expenses                              11,215             8,764              21,122              17,649
                                            ----------------     -------------    ----------------     ---------------

Income (loss) before income taxes
     and minority interest                               339             1,871                (537)              3,777

Minority interest in net loss
     of MSR Exploration Ltd.                               -               164                 141                 268
                                            ----------------     -------------    ----------------     ---------------

Income (loss) before income taxes                        339             2,035                (396)              4,045

Income taxes (benefit)                                   115               745                (135)              1,459
                                            ----------------     -------------    ----------------     ---------------
NET INCOME (LOSS)                           $            224     $       1,290    $           (261)    $         2,586
                                            ----------------     -------------    ----------------     ---------------
                                            ----------------     -------------    ----------------     ---------------

Basic and diluted earnings per share        $           0.02     $        0.11    $          (0.02)    $          0.22

Basic and diluted weighted average number
   of shares outstanding for the periods              12,889            11,511              12,417              11,511


   The accompanying notes are an integral part of this financial statement.

                                   QUICKSILVER RESOURCES INC.
                         Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 1999 and 1998
                                          In thousands

                                                                                   1999            1998
                                                                               -----------     -----------
                                                                                       (unaudited)

OPERATING ACTIVITIES
       Net income (loss)                                                       $      (261)    $     2,586
       Charges and credits to net income not affecting cash
            Depletion and depreciation                                               6,129           6,043
            Deferred income taxes                                                     (135)          1,459
            Recognition of unearned revenue                                           (446)           (723)
            Minority interest in loss of subsidiary                                   (141)           (268)
            Amortization of deferred loan costs                                        182               -
            Provision for doubtful accounts                                          1,350               -
       Changes in assets and liabilities
            Accounts receivable                                                     (1,183)         (4,477)
            Inventory, prepaid expenses and other                                       18             (31)
            Accounts payable                                                        (3,107)          4,948
            Accrued liabilities                                                       (215)          1,611
                                                                               -----------     -----------
NET CASH FROM OPERATING ACTIVITIES                                                   2,191          11,148
                                                                               -----------     -----------
INVESTING ACTIVITIES
       Acquisition of properties and equipment                                     (31,097)         (7,638)
                                                                               -----------     -----------
NET CASH USED FOR INVESTING ACTIVITIES                                             (31,097)         (7,638)
                                                                               -----------     -----------
FINANCING ACTIVITIES
       Notes payable, bank proceeds                                                 33,231           6,850
       Principal payments on long-term debt                                         (3,295)        (10,182)
       Deferred financing costs                                                       (871)           (244)
       Stock registration fees                                                        (296)              -
                                                                               -----------     -----------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                       28,769          (3,576)
                                                                               -----------     -----------

NET DECREASE IN CASH                                                                  (137)            (66)

CASH AT BEGINNING OF PERIOD                                                            294             643
                                                                               -----------     -----------

CASH AT END OF PERIOD                                                          $       157     $       577
                                                                               -----------     -----------
                                                                               -----------     -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments for interest expense                                      $     3,547     $     1,918
                                                                               -----------     -----------
                                                                               -----------     -----------
       Cash payments for income taxes                                          $         -     $         -
       Common stock used for acquisition of minority interest in MSR                 1,377
                                                                               -----------
                                                                               -----------


The accompanying notes are an integral part of these financial statements.

                           Quicksilver Resources Inc.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                Three and Six Months Ended June 30, 1999 and 1998

1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. (Quicksilver or the "Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the three and six months ended June 30, 1999, and June 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three-and six-month periods ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

MERGER OF MSR EXPLORATION LTD. WITH AND INTO QUICKSILVER

On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd. (the "MSR merger"). Accounting Principles Board Opinion (APB) No. 16 provides that exchanges or transfers of net assets between companies under common control be accounted for at historical cost in a manner similar to that of pooling of interest accounting. Furthermore, APB 16 indicates that the purchase method of accounting should be used if the effect of a transfer or exchange is to acquire all of the outstanding shares held by minority interests. Prior to the merger Quicksilver Energy, L.C., Mercury Exploration Company, and the principal stockholders of Mercury Exploration Company, comprised of the Darden family (the "Mercury Group"), controlled Quicksilver through their approximate 74 percent ownership of Quicksilver. The Mercury Group was considered to control MSR because the Mercury Group and two other individuals affiliated with Mercury owned approximately 46.5 percent of MSR's common stock, controlled MSR's executive committee of its board of directors, and held warrants to purchase 11 million shares of MSR common stock. Accordingly, Quicksilver was considered the "accounting acquirer" and transferred approximately 46.5 percent of MSR's net assets to Quicksilver at historical cost. The remainder of MSR's net assets, the approximate 53.5 percent related to minority interests, was valued and recorded based on the purchase method of accounting in March 1999. Although the merger did not occur until 1999, MSR's financial statements as of December 31, 1998, and June 30, 1998, have been combined with the Company's since the entities were under common control.

2.  MERGERS AND ACQUISITIONS

MSR MERGER

On March 4, 1999, the Company completed the MSR merger. The merger qualified as a tax-free exchange and was accounted for in part as a pooling of interests for entities under common control, with the minority interest accounted for under the purchase method. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR Exploration Ltd. based on a conversion ratio of one share of the Company's common stock for ten shares of MSR common stock (the merger exchange ratio). MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 58,857 shares and 1,110,000 shares, respectively. The minority interest reflected on the Company's December 31, 1998 balance sheet and statements of operations is approximately 53.5 percent of MSR's net assets and results of operations for the periods prior to March 4, 1999.

UNOCAL PROPERTY ACQUISITION

On May 17, 1999, the Company and Union Oil Company of California ("Unocal") completed the previously announced purchase by the Company from Unocal of substantially all of Unocal's natural gas and crude oil assets in Michigan. The assets purchased, consisting of ownership interests in the Garfield unit and the Beaver Creek unit, include approximately 20,000 net leasehold acres and about 13,000 MCF net equivalent production per day. Quicksilver's ownership in Garfield increased to 99% from 54%.

The purchase price for the Unocal acquisition consisted of $27 million in cash, subject to certain adjustments, which resulted in a final purchase price of $25.8 million cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price was placed in escrow and will be distributed to Unocal over a three-year period, subject to downward adjustment in correlation to certain costs, expenses, and liabilities incurred during this period. The purchase price was determined in an arms length negotiation with Unocal following a competitive bid process. The Company financed the cash portion of the purchase price with borrowings under a bank credit facility, which permits the Company to obtain revolving credit loans and to issue letters of credit from time to time in an aggregate amount not to exceed the lesser of a borrowing base limitation or $200 million. Lenders under the bank credit facility include NationsBank, N.A., Frost National Bank, and Paribas.

3.  LONG-TERM DEBT

                                                         June 30, 1999         December 31, 1998
                                                         -------------         -----------------
                                                         (unaudited)

   Long-term debt, in thousands, consists of:
   Notes payable to banks
     (7.38% at June 30, 1999 and
      7.1% at December 31, 1998)                         $      84,867            $     84,841
   Line of credit
     (7.015% at June 30, 1999)                                  30,000
   Various loans                                                   108                     198
                                                         -------------         ---------------
                                                               114,975                  85,039

   Less current maturities                                         (30)                    (67)
                                                         -------------         ---------------
                                                         $     114,945            $     84,972
                                                         -------------         ---------------
                                                         -------------         ---------------


Long-term debt maturities are as follows, in thousands of dollars:

                                          Periods Ending          June  30, 1999    December 31, 1998
                                          --------------          --------------    -----------------
                                                                    (unaudited)

                                               1999                     $     30              $    67
                                               2000                          720                   20
                                               2001                           20                   20
                                               2002                            4                    4
                                               2003                            4                    4
                                            Thereafter                   114,197               84,924
                                                                        --------              -------
                                                                        $114,975              $85,039
                                                                        --------              -------
                                                                        --------              -------

As part of the merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The existing debt of $73,993,000 and $10,848,000 from, respectively, Quicksilver and MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed the lesser of $200 million on the Borrowing Bases. Under an amendment to the Credit Facility dated May 17, 1999 the Borrowing Base is $115 million at June 30, 1999 and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 2.375 percent, or at bank prime rate. On March 4, 1999, the Company locked in its interest rate at 7.38 percent for six months. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions.

4. UNEARNED REVENUES

The Quicksilver properties include certain properties which carry IRS code
Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible natural gas production. During 1997, these credits were conveyed through the sale of the working interests to a bank. The agreement with the bank provided that the Company would receive cash payment for future production on the properties and payment for a portion of the tax credits taken by the bank. The agreement included a fixed payment note which provides for the Company to receive a minimum of approximately $7 million plus interest for the future production on the properties. A portion of the initial cash payment represented an advance payment for the first eighteen months of tax benefits. As of June 30, 1999, and December 31, 1998, a balance of $892,000 and $1,338,000, respectively, in unearned revenues existed as a result of the cash consideration received in excess of the tax benefit earned.

5.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 40 million shares of common stock with a par value of one cent ($0.01) and 10 million shares of preferred stock with a par value of one cent ($0.01).

As part of the merger with MSR Exploration Ltd., the Company agreed to exchange one share of its common stock for each ten shares of MSR common stock. To effect the exchange ratio, the founding shareholders of the Company were issued an additional 10,210,800 shares, prior to the merger, in the form of a stock dividend. Upon completion of the merger, the founding shareholders owned 10,310,800 (80%) of the shares of the Company and former MSR shareholders owned approximately 2,577,700 (20%) of the common shares of the Company. A total of 1,200,000 shares of MSR common stock were held under common control, and 1,377,700 shares were held by minority shareholders. All references to numbers of shares and per share amounts in the financial statements dated prior to the effective date of the merger, March 4, 1999, have been restated to reflect the stock dividend plus 1,200,000 shares held under common control or a total of 11,510,800 common shares.

The Company now has 12,888,500 shares of common stock outstanding. As part of the Unocal Property addition, the Company placed 404,381 unregistered shares in escrow (see note 2 and 6). Outstanding options and warrants for MSR stock were converted into options and warrants to purchase Company common stock. As a result of the merger, the Company has outstanding warrants to purchase common stock of 555,000 shares at $12.50 per share, 555,000 shares at $20.00 per share, 28,000 shares at $33.75 per share, and 6,000 shares at $0.01 per share, and options to purchase 24,857 shares of common stock at $8.75 per share. Such options and warrants are anti-dilutive at June 30, 1999 and therefore are not included in earnings per share.

6. CONTINGENCIES

The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management considers a portion of the approximately $2,450,000 account receivable associated with this purchaser to be uncollectible; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter and remains in place at June 30, 1999. All contracts with that purchaser have been terminated, and the gas has been recontracted with a credit-worthy purchaser. The Company believes that based on information currently available regarding the bankruptcy proceeding, the net receivable will be recovered.

In connection with the purchase of certain properties from Unocal (see note
2), the Company placed 404,381 unregistered shares of Company common stock in escrow. These shares will be distributed to Unocal over a three-year period, subject to downward adjustment pending the resolution of certain contingencies. Such shares, which are not considered outstanding at June 30, 1999, will become outstanding as they are distributed following the resolution of the contingencies.



                           QUICKSILVER RESOURCES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Such forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of certain factors including those set forth as risk factors in the Company's other filings under the Securities Act and the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

General

The following discussion compares the Company's financial condition at June 30, 1999, to its financial condition at December 31, 1998.

Prior to March 4, 1999, the stockholders of the Company approved the merger with MSR. Pursuant to the merger, stockholders of MSR received approximately 2,577,700 shares of the Company's common stock. As a result of the merger, MSR ceased to exist, and all of its assets and liabilities were transferred to the Company. The merger was accounted for, in part, as a pooling of interest; therefore the financial statements have been combined. The merged net assets attributable to the minority interest shareholders have been reported as a minority interest at December 31, 1998. Such minority interest was acquired in March of 1999 and was accounted for under the purchase method of accounting.

The Company believes that its cash flows from operations are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Cash Flow

The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. Quicksilver sells approximately 70 percent of its natural gas production under long term contracts. As a result, the Company experiences significant predictability to its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales. Because of price weakness of oil and natural gas in 1998 and early 1999, the Company has reduced its development and exploration budget.

The Company's net cash provided by operations for the six months ended June 30, 1999, was $2,166,000 compared to $11,148,000 for the same period last year. The reduction resulted from lower earnings and the repayment of a portion of the amounts owed Mercury Exploration Company.

The Company's net cash used in investing for the six months ended June 30, 1999, was $31,097,000, including $25.8 million for the Unocal property acquisition (see note 2 to the condensed consolidated financial statements). Investing activities were comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through a combination of operating cash flow and bank borrowings. The Company's net cash from financing activities for the three months ended June 30, 1999, was $28,769,000. Sources of financing used by the Company primarily have been borrowings under its Credit Facility.

Bank Facilities

As part of the merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The then existing debt of $73,993,000 from Quicksilver and $10,848,000 from MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed the lesser of $200 million or the Borrowing Base. Under an amendment to the Credit Facility dated May 17, 1999 the Borrowing Base is $115 million at June 30, 1999, and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 2.375 percent or at bank prime. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Total revenues for the three months ended June 30, 1999 were $11,554,000, an increase of almost 9% from the $10,635,000 reported in the three months ended June 30, 1998.

Gas sales of $7,809,000 in the three month 1999 period were down 4% from the $8,127,000 in 1998. Although volumes were stronger at 4,028,000 Mcf in 1999, compared to 3,848,000 in 1998, average prices decreased from $2.11 per Mcf in 1998 to $1.94 average per Mcf in 1999. Volumes increased as the result of the property purchase from Unocal during the second quarter 1999, somewhat offset by an over allocation of gas during the second quarter 1998. During 1999 the Company received its normal allocations. The decrease in average gas sales prices reflects the sale of certain volumes, which were previously sold under contract to a customer who declared bankruptcy, to a new customer in the second quarter of 1999 at a lower price. That volume has now been contracted for sale at higher prices.

Oil sales in the second three- month period of 1999 totaled $2,499,000, an increase of 38% over the same period in 1998. Volumes of 186,000 barrels sold in 1999 were the same as the volumes of barrels sold in 1998. Average prices received for the sales of oil in the three months ended June 30, 1999 were $13.44, up from the average price of $9.70 received in the 1998 three-months period, reflecting the improvement in oil prices during 1999 compared to 1998.

Other income increased to $1,246,000 in the three months ended June 30, 1999, compared to $703,000 in 1998, the result of higher gas processing and transportation fees earned.

EXPENSES. Total expenses of $11,215,000 in the three months ended June 30, 1999 were 28% higher than the $8,764,000 expenses incurred during the comparable period in 1998. Operating expenses were $4,842,000 in the second quarter of 1999, a 32% increase from the $3,664,000 in the 1998 quarter. Higher volumes sold, certain well workovers, the settlement of an audit dispute on some expenses from an earlier acquisition, and the addition of the properties acquired from Unocal during the 1999 period all contributed to the higher expenses.

Depletion and depreciation increased to $3,314,000 in the three months ended June 30, 1999, from the $3,043,000 for the same period in 1998. Higher sales volumes in 1999 resulted in higher depletion expense.

General and administrative expenses of $1,016,000 in the second quarter of 1999 increased significantly from the $321,000 reported in the second quarter of 1998. Legal and professional fees were higher as a result of the additional compliance costs required of a larger, public company, and salaries increased due to the required increase in personnel.

Interest expense was $2,043,000 in the three months ended June 30, 1999 compared to $1,736,000 incurred in the same period of 1998. Higher debt levels during 1999, primarily for the acquisition of the properties from Unocal, caused this increase in interest expense.

NET INCOME. Net income of $224,000 in the second quarter of 1999 decreased from the 1998 period as higher operating and other expenses were only somewhat offset by higher revenues.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Total revenues for the six months ended June 30, 1999 were $20,585,000, a 4% decrease from the $21,426,000 of total revenues for the same period in 1998.

Gas sales for the 1999 period were $15,005,000, an 8% decrease from 1998 revenues of $16,257,000. Sales volumes decreased from 7,741,000 Mcf to 7,381,000 Mcf as the result of over allocation of gas to the Company in 1998 and the 1999 workover projects at the Garfield Unit. During the first six months of 1999, the Company sold its gas at an average price of $2.03 per Mcf compared to $2.10 in the 1998 period.

Oil sales during the first half of 1999 of $3,430,000 were down 10% from the 1998 period; a 16% increase in average prices was more than offset by a 22% decrease in volumes. Shutting-in of wells during the period of historically low oil prices causing the drop in oil production volumes. Other income increased from higher processing and transportation fees.

EXPENSES. Total expenses for the first half of 1999 were $21,122,000, a 20% increase over 1998. Operating expenses of $8,069,000 increased 9% over 1998 as the result of higher workovers and the settlement of an audit dispute. Depletion and depreciation expense of $6,129,000 was slightly higher than in 1998 as decreased sales volumes was more than offset by a higher depletion cost per unit. The provision for doubtful accounts was established in the first quarter of 1999 to provide for amounts due from the natural gas purchaser that declared bankruptcy. General and administrative expenses of $1,836,000 increased significantly over the 1998 period reflecting the higher costs associated with being a larger, public company. Interest expense rose to $3,738,000 from higher debt levels in 1999, primarily from the acquisition of the properties from Unocal.

NET INCOME (LOSS). The Company reported a net loss of $261,000 during the first half of 1999 compared to net income of $2,586,000 in 1998. Lower revenues and higher expenses, including the provision for doubtful accounts and the general and administrative expense increase, resulted in the loss.

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

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Quicksilver is continuing its analysis of the operational problems and costs that would be reasonably likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company plans to establish a contingency plan for dealing with the most likely worst case scenario, which to date has not been clearly identified. The Company plans to continue such analysis and complete a plan by the end of the third quarter of 1999.

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

ITEM 3.   MARKET RISK.

The Company sells approximately 70% of its natural gas under long term, fixed price contracts, and, therefore, has significant predictability of its natural gas revenues. Commodity market price fluctuations affect those natural gas volumes, which are not sold under contract, and also affect the Company's crude oil sales, which were not hedged. In April of 1999, Quicksilver entered into a contract to swap 7,500 Mcf per day at $2.40 per Mcf. The contract, which expires in April 2004, increased the Company's revenues by an insignificant amount in the second quarter of 1999.

In addition, the Company has entered into interest rate swap agreements covering $50,000,000 of its debt; these agreements convert floating rate debt to 5.7% fixed rate debt. Interest expense increased $61,000 over the six months ended June 30, 1998, as a result of these rate swaps.


                           QUICKSILVER RESOURCES INC.

PART II  -  OTHER INFORMATION

ITEM 2.  Changes in Securities:

Reference is made to Note 2 of the condensed notes to consolidated financial statements appearing in Part I of this report. The 404,381 unregistered shares of the Company's common stock issued to Unocal in May 1999 were issued in reliance upon the exemption contained in Section H(2) of the Securities Act of 1933, as amended.

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

         Exhibit 15.  Letter re unaudited interim financial information.

         Exhibit 27.  Financial Data Schedule

         (b)  Reports on Form 8-K:

         May 17, 1999 purchase by the Company of certain properties from Union Oil Company of California.

                           QUICKSILVER RESOURCES INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 5, 1999

                                 Quicksilver Resources Inc.

                                 By:  /s/ Glenn M. Darden
                                    ----------------------------------------
                                          Glenn M. Darden
                                          President and Chief Operating Officer

                                 By:  /s/ Bill Lamkin
                                    -----------------------------------------
                                          Bill Lamkin, Executive Vice President
                                          and Chief Financial Officer