Form 10-Q
period 1999-09-30
QUICKSILVER RESOURCES INC
filed 1999-11-12
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. To .............

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

         Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------

 Common Stock, par value                    American Stock Exchange
     $0.01 per share

       Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 11, 1999, the registrant had 12,877,692 outstanding shares of its common stock, $0.01 par value.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of September 30, 1999, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1999, and 1998, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 2, 1999

                          Quicksilver Resources Inc.
                     Condensed Consolidated Balance Sheets
               In thousands, except share and per share amounts

ASSETS                                                                                   September 30,        December 31,
                                                                                             1999                 1998
                                                                                          -----------          -----------
                                                                                          (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                              $  3,174             $    294
     Accounts receivable, net of allowance for doubtful accounts of
           $1,350 at September 30, 1999                                                       11,382                7,776
     Inventories and other current assets                                                        807                  751
                                                                                          -----------          -----------
                 Total current assets                                                         15,363                8,821

INVESTMENTS IN EQUITY AFFILIATES                                                               3,089                    -

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                          171,286              134,810

OTHER ASSETS                                                                                   1,582                  969
                                                                                          -----------          -----------
                                                                                            $191,320             $144,600
                                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                      $     14             $     67
     Accounts payable                                                                          9,457                5,772
     Accrued liabilities                                                                       2,687                1,691
                                                                                          -----------          -----------
                 Total current liabilities                                                    12,158                7,530

LONG-TERM DEBT                                                                               117,060               84,972

OTHER LONG-TERM LIABILITIES                                                                    2,800                1,338

DEFERRED INCOME TAXES                                                                         15,466               11,953

MINORITY INTEREST                                                                                228                6,219

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01
           Authorized 10,000,000 shares,
           issued and outstanding - none                                                           -                    -
     Common stock, $0.01 par value
           Authorized 40,000,000 shares,
           issued and outstanding 12,877,692 and 11,510,800                                      129                  115
     Paid in capital in excess of par value                                                   37,904               27,574
     Treasury Stock of 10,808 shares                                                             (74)                   -
     Retained earnings                                                                         5,649                4,899
                                                                                          -----------          -----------
                 Total stockholders' equity                                                   43,608               32,588
                                                                                          -----------          -----------
                                                                                            $191,320             $144,600
                                                                                          ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Operations
        For the Three and Nine Months Ended September 30, 1999 and 1998
                      In thousands, except per share data
                                  (unaudited)

                                                     For the three months         For the nine months
                                                      ended September 30,         ended September 30,
                                                     --------------------         --------------------
                                                       1999        1998             1999        1998
                                                     --------    --------         --------    --------
REVENUE
     Gas sales                                       $10,499     $ 9,495          $26,763     $27,360
     Oil sales                                         3,225       1,378            6,708       5,222
     Other income                                      1,097         905            3,247       2,281
                                                     --------    --------         --------    --------
           Total revenues                             14,821      11,778           36,718      34,863
                                                     --------    --------         --------    --------


EXPENSES
     Operating expenses                                5,833       4,382           15,214      13,439
     Depletion and depreciation                        3,981       3,332           10,110       9,375
     Provision for doubtful accounts                       -           -            1,350           -
     General and administrative                          897         527            2,733       1,075
     Interest                                          2,586       1,291            6,324       4,951
                                                     --------    --------         --------    --------
           Total expenses                             13,297       9,532           35,731      28,840
                                                     --------    --------         --------    --------

Income before income taxes
     and minority interest                             1,524       2,246              987       6,023

Minority interest in net loss
     of MSR Exploration Ltd.                               -         315              141         583
                                                     --------    --------         --------    --------

Income before income taxes                             1,524       2,561            1,128       6,606

Income taxes                                             513         603              378       2,062
                                                     --------    --------         --------    --------

NET INCOME                                           $ 1,011     $ 1,958          $   750     $ 4,544
                                                     ========    ========         ========    ========


Basic and diluted earnings per share                 $  0.08     $  0.17          $  0.06     $  0.39

Basic and diluted weighted average number
     of shares outstanding for the periods            12,883      11,511           12,578      11,511


  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                 In thousands

                                                                                           1999                  1998
                                                                                       ------------          ------------
OPERATING ACTIVITIES                                                                               (unaudited)
     Net income                                                                            $    750              $  4,544
     Charges and credits to net income not affecting cash
           Depletion and depreciation                                                        10,110                 9,375
           Deferred income taxes                                                                378                 2,412
           Recognition of unearned revenue                                                     (538)                 (994)
           Minority interest in loss of subsidiary                                             (141)                 (583)
           Amortization of deferred loan costs                                                  258                    75
           Provision for doubtful accounts                                                    1,350                     -
     Changes in assets and liabilities
           Accounts receivable                                                               (4,956)               (5,591)
           Inventory, prepaid expenses and other                                                (77)                  (48)
           Accounts payable                                                                   3,685                 5,497
           Accrued liabilities                                                                  996                 1,408
                                                                                       ------------          ------------
NET CASH FROM OPERATING ACTIVITIES                                                           11,815                16,095
                                                                                       ------------          ------------

INVESTING ACTIVITIES
     Acquisition of properties and equipment                                                (36,659)              (13,601)
     Acquisition of pipeline and facilities                                                  (3,089)                    -
                                                                                       ------------          ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                      (39,748)              (13,601)
                                                                                       ------------          ------------

FINANCING ACTIVITIES
      Notes payable, bank proceeds                                                           35,339                 6,850
      Principal payments on long-term debt                                                   (3,304)               (8,731)
      Payments to acquire treasury stock                                                        (74)                    -
      Deferred financing costs                                                                 (800)                 (600)
      Stock registration fees                                                                  (348)                    -
                                                                                       ------------          ------------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                                30,813                (2,481)
                                                                                       ------------          ------------

NET INCREASE IN CASH                                                                          2,880                    13

CASH AT BEGINNING OF PERIOD                                                                     294                   643
                                                                                       ------------          ------------

CASH AT END OF PERIOD                                                                      $  3,174              $    656
                                                                                       ============          ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest expense                                                    $  5,245              $  3,503
                                                                                       ============          ============
     Cash payments for income taxes                                                        $      -              $      -
     Common stock of 1,377,000 shares used for acquisition of
           minority interest in MSR                                                        $ 10,327              $      -
                                                                                       ============          ============

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            Three and Nine Months Ended September 30, 1999 and 1998


1.   ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver or the Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

In June 1999, the Company reclassified marketing and processing costs to operating expense. These costs were previously reported as deductions from revenue. All prior periods have been reclassified.


2.   RECENT DEVELOPMENTS

On October 18, 1999 the Company announced it had filed a registration statement with the Securities and Exchange Commission relating to a public offering of 7,000,000 shares of common stock to be sold by the Company, plus an additional 1,050,000 shares that will be subject to an option granted by the Company to the underwriters to cover any over allotments. Proceeds from the sale of common stock will be used to repay a portion of existing debt.


3.   MERGERS AND ACQUISITIONS

Merger of MSR Exploration Ltd. with and into Quicksilver

On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd. (The "MSR Merger"). Accounting Principles Board Opinion (APB) No. 16 provides that exchanges or transfers of net assets between companies under common control be accounted for at historical cost in a manner similar to that of pooling of interest accounting. Furthermore, APB 16 indicates that the purchase method of accounting should be used if the effect of a transfer or exchange is to acquire all of the outstanding shares held by minority interests. Prior to the merger, Quicksilver Energy, L.C., Mercury Exploration Company, and the principal stockholders of Mercury Exploration Company, comprised of the Darden family (the "Mercury Group"), controlled Quicksilver through their approximate 74 percent ownership of Quicksilver. The Mercury Group was considered to control MSR because the Mercury Group and two other individuals affiliated with Mercury owned approximately 46.5 percent of MSR's common stock, controlled the executive committee of MSR's board of directors, and held warrants to purchase 11 million shares of MSR common stock. Accordingly, Quicksilver was considered the "accounting acquirer" in the MSR Merger, and MSR was considered as having transferred approximately 46.5 percent of MSR's net assets to Quicksilver at historical cost. The remainder of MSR's net assets, the approximate 53.5 percent related to minority interests, was valued and recorded by Quicksilver based on the purchase method of accounting in March 1999. The minority interest reflected on the Company's December 31, 1998 balance sheet and statements of operations is approximately 53.5 percent of MSR's net assets and results of operations for the periods prior to March 4, 1999. Although the merger did not occur until 1999, MSR's financial statements as of December 31, 1998, and September 30, 1998, have been combined with the Company's since the entities were under common control.

The MSR Merger qualified as a tax-free exchange. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR based on a conversion ratio of one share of the Company's common stock for ten shares of MSR common stock (the merger exchange ratio).

MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 24,857 shares and 1,133,750 shares, respectively.


Unocal Property Acquisition

On May 17, 1999, the Company and Union Oil Company of California ("Unocal") completed the previously announced purchase by the Company from Unocal of substantially all of Unocal's natural gas and crude oil assets in Michigan. The assets purchased, consisting of ownership interests in the Garfield unit and the Beaver Creek unit, include approximately 20,000 net leasehold acres and about
13,000 Mcf net equivalent production per day.   Quicksilver's ownership in
Garfield increased to 99 percent from 54 percent.

The purchase price for the Unocal acquisition consisted of $27 million in cash, subject to certain adjustments, which resulted in a cash purchase price of $25.8 million cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price was placed in escrow and will be distributed to Unocal over a three-year period, subject to downward adjustment in correlation to certain costs, expenses, and liabilities which may be incurred during this period. The purchase price was determined in an arms length negotiation with Unocal following a competitive bid process. The Company financed the cash portion of the purchase price with borrowings under a bank credit facility, which permits the Company to obtain revolving credit loans and to issue letters of credit from time to time in an aggregate amount not to exceed the lesser of a borrowing base limitation or $200 million. Lenders under the bank credit facility include Bank of America, Frost National Bank, and Paribas.


Beaver Creek Pipeline Acquisition

On June 23, 1999 the Company, together with Mercury Michigan, Inc., an affiliate of the Company's largest stockholder, formed Beaver Creek Pipeline, L.L.C. to acquire the Beaver Creek Pipeline, a 125-mile natural gas pipeline extending from the Beaver Creek field in northern Michigan to Midland, Michigan. The Company invested $2,644,000 for its 50 percent interest in Beaver Creek Pipeline, L.L.C.


MGV Energy Acquisition

On August 26, 1999, the Company purchased an 89.5 percent interest in MGV Energy, Inc., which is a Calgary-based natural gas production company, for $1.6 million. MGV is involved in a joint venture relationship with Pan Canadian, one of the largest independent oil and gas companies in Canada. Under the arrangement, MGV identifies acquisition and development prospects for Pan Canadian within a 36,000 square mile area of mutual interest in southern Alberta. Should Pan Canadian decide to acquire a submitted prospect, MGV has a right to participate in the acquisition at up to a 20 percent level. MGV is free to pursue on its own any prospects outside of the area of mutual interest and also may take 100 percent of any prospect within the area of mutual interest which Pan Canadian rejects. MGV recently made its first acquisition of an interest in 375 existing wells in southern Alberta, Canada, incurring approximately $2.1 million of debt to finance its purchase. MGV acquired current daily net production of 1.2 Mmcf of natural gas and 10.1 Bcf of proved reserves.

4.   LONG TERM DEBT

                                                 September 30, 1999     December 31,1998
                                                 ------------------     ----------------
                                                    (unaudited)
Long-term debt, in thousands, consists of:
   Notes payable to banks
   (8.315% at September 30, 1999 and
   7.1% at December 31, 1998)                          $84,850              $84,841
   (7.515%  at September 30,1999)                       28,000                    -
   (8.25% at September 30, 1999)                         2,000                    -
   (7.0 % at September 30, 1999)                         2,108                    -
   Various Loans                                           116                  198
                                                       -------              -------
                                                       117,074               85,039

Less current maturities                                    (14)                 (67)
                                                       -------              -------

                                                      $117,060              $84,972
                                                      ========              =======

Long-term maturities are as follows, in thousands of dollars:

                                    Periods Ending      September 30, 1999      December 31, 1998
                                    --------------      ------------------      -----------------
                                                            (unaudited)
                                         1999            $      6                $    67
                                         2000                   8                     20
                                         2001                   -                     20
                                         2002                   -                      4
                                         2003                   -                      4
                                      Thereafter          117,060                 84,924
                                                         --------                -------
                                                         $117,074                $85,039
                                                         ========                =======

As part of the merger of the Company with MSR on March 4, 1999, the Company entered into a new five year credit facility ("Credit Facility") agreement. The existing debt of $73,993,000 and $10,848,000 from, respectively, Quicksilver and MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed the lesser of $200 million or the Borrowing Base. Under an amendment to the Credit Facility dated May 17, 1999, the Borrowing Base is $115 million at September 30, 1999 and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. On December 1, 1999, the borrowing base will be revised and the Company could be required to repay up to $20,000,000 of the outstanding balance. As of September 30, 1999, $114,850,000 was outstanding under, the Credit Facility. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 2.375 percent, or at bank prime rate. On September 7,1999, the Company designated its interest rate for six months at 8.315 percent for $84,850,000 of the debt. An additional $28,000,000 was designated in at 7.515 percent through November 16, 1999. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions.

MGV Energy Inc., (see note 3) incurred US$2,108,000 in debt in the acquisition of the Monogram Unit in August, 1999. The interest rate is 0.75 percent over Canadian Imperial Bank of Commerce ("CIBC") prime.

5.   UNEARNED REVENUES

Quicksilver's properties include certain properties which carry IRS code Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible natural gas production. During 1997, these credits were conveyed through the sale of the working interests to a bank. The agreement with the bank provided that the Company would receive cash payment for future production on the properties and payment for a portion of the tax credits taken by the bank. The agreement included a fixed payment note which provides for the Company to receive a minimum of approximately $7 million plus interest for the future production on the properties. A portion of the initial cash payment represented an advance payment for the first eighteen months of tax benefits. As of September 30, 1999, and December 31, 1998, a balance of $800,000 and $1,338,000, respectively, in unearned revenues existed as a result of the cash consideration received in excess of the tax benefit earned. Such amounts are included in other long-term liabilities.


6.   STOCKHOLDERS' EQUITY

The Company is authorized to issue 40 million shares of common stock with a par value of one cent ($0.01) and 10 million shares of preferred stock with a par value of one cent ($0.01).

As part of the merger with MSR, the Company agreed to exchange one share of its common stock for each ten shares of MSR common stock. To provide for the desired percentage ownership in the Company by the former MSR stockholders, the founding stockholders of the Company were issued an additional 10,210,800 shares, prior to the merger, in the form of a stock dividend. Upon completion of the merger, the founding stockholders owned 10,310,800 (80%) of the shares of the Company and former MSR stockholders owned approximately 2,577,700 (20%) of the common shares of the Company. A total of 1,200,000 shares of MSR common stock were held under common control, and 1,377,700 shares were held by minority stockholders. All references to numbers of shares and per share amounts in the financial statements dated prior to the effective date of the merger, March 4, 1999, have been restated to reflect the stock dividend plus 1,200,000 shares held under common control or a total of 11,510,800 common shares.

The Company now has 12,877,692 shares of common stock outstanding. As part of the Unocal Property addition, the Company placed 404,381 unregistered shares in escrow (see note 2 and 7). Outstanding options and warrants for MSR stock were converted into options and warrants to purchase Company common stock as part of the MSR Merger. As a result of the merger, the Company has outstanding warrants to purchase common stock of 550,000 shares at $12.50 per share, 550,000 shares at $20.00 per share, 28,000 shares at $33.75 per share, and 5,750 shares at $0.10 per share (only exercisable when the Company's common stock price is at least $10.00), and options to purchase 24,857 shares of common stock at $8.75
per share.   Such options and warrants are anti-dilutive at September 30, 1999 and therefore are not included in earnings per share.


7.   CONTINGENCIES

The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management considers a portion of the approximately $2,450,000 account receivable associated with this purchaser to be uncollectible; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter and remains in place at September 30, 1999. All contracts with that purchaser have been terminated, and the gas has been recontracted with a credit-worthy purchaser. The Company believes that based on information currently available regarding the bankruptcy proceeding, the net receivable will be recovered.

In connection with the purchase of certain properties from Unocal (see note 2), the Company placed 404,381 unregistered shares of Company common stock in escrow. These shares will be distributed to Unocal over a three-year period, subject to downward adjustment pending the resolution of certain contingencies. Such shares, which are not considered outstanding at September 30, 1999, will become outstanding as they are distributed following the resolution of the contingencies.

                           Quicksilver Resources Inc.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and
Section 21E of the Securities Exchange Act of 1934 ("Exchange Act").   Such
forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of certain factors including those set forth as risk factors in the Company's filings under the Securities Act.


LIQUIDITY AND CAPITAL RESOURCES

General

The following discussion compares the Company's financial condition at September 30, 1999, to its financial condition at December 31, 1998.

Prior to March 4, 1999, the stockholders of the Company approved the merger with MSR. Pursuant to the merger, stockholders of MSR received approximately 2,577,700 shares of the Company's common stock. As a result of the merger, MSR ceased to exist, and all of its assets and liabilities were transferred to the Company. The merger was accounted for, in part, as a pooling of interest; therefore the financial statements have been combined. The merged net assets attributable to the minority interest stockholders have been reported as a minority interest at December 31, 1998. Such minority interest was acquired in March of 1999 and was accounted for under the purchase method of accounting.


Cash Flow

The Company believes that its cash flows from operations are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. Quicksilver sells approximately 70 percent of its natural gas production under long- term contracts. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

The Company's net cash provided by operations for the nine months ended September 30, 1999, was $11,815,000 compared to $16,095,000 for the same period
last year.   The reduction resulted from lower earnings and a $2,450,000 account receivable not collected, which was partially offset by other working capital changes.

The Company's net cash used in investing for the nine months ended September 30, 1999 was $39,748,000 including $25.8 million for the Unocal property acquisition (see note 2 to the condensed consolidated financial statements). Investing activities were comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through a combination of operating cash flow and bank borrowings.

The Company's net cash from financing activities for the nine months ended September 30, 1999 was $30,813,000. Sources of financing used by the Company primarily have been borrowings under its Credit Facility.


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


Three Months Ended September 30, 1999 Compared with the Three Ended September 30, 1998

Revenues: Total revenues for the three months ended September 30, 1999 were $14,821,000, an increase of almost 26 percent from the $11,778,000 reported in the three months ended September 30, 1998.

Gas sales of $10,499,000 in the third quarter of 1999 were 11 percent higher than the $9,495,000 for the third quarter 1998. Gas volumes increased 8 percent to 4,315,000 Mcf in 1999 reflecting the additional production from the interests purchased from Unocal in May 1999 somewhat offset by natural declines in certain other properties. Average gas prices were $2.43 per Mcf in the three months ended September 30, 1999, $0.05 per Mcf higher than the average received in the 1998 period.

Oil sales grew 134 percent to $3,225,000 in the three month period ended September 30, 1999 compared to $1,378,000 in the 1998 quarter as a result of higher volumes and prices. During 1998 oil production in Montana and Wyoming was curtailed because of the low crude oil prices. In 1999 these wells were returned to full production, and oil sales were 216,000 barrels in the 1999 quarter compared to 154,000 barrels in 1998. Prices realized in the 1999 quarter were $14.93 per barrel compared to $8.95 per barrel in 1998.

Other income, which primarily consists of pipeline and processing fees, increased to $1,097,000 in the September 30, 1999 quarter compared to $905,000 in the comparable 1998 period as a result of higher transportation and processing fees.

Expenses: Total expenses of $13,297,000 in the third quarter of 1999 were 39 percent higher than the $9,532,000 incurred in the third quarter 1998. Operating expenses of $5,833,000 increased 33 percent from the 1998 quarter reflecting the higher production and well workover activity in 1999.

Depletion and depreciation increased to $3,981,000 in the September 30, 1999 quarter form $3,332,000 in the 1998 quarter, as a result of higher production volumes and higher depletion rates.

General and administrative costs incurred during the third quarter of $897,000 were 70 percent higher than in the 1998 period, reflecting higher salaries and professional fees required of a larger public company, and additional legal fees for the bankruptcy of one of the Company's customers in the first quarter of 1999.

Interest expense of $2,586,000 in the 1999 quarter doubled from the 1998 period reflecting the higher debt levels in 1999.


Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

Revenues: Revenues for the nine months ended September 30, 1999 of $36,718,000 were 5 percent higher than the $34,863,000 for the comparable 1998 period.

Natural gas sales for the first three quarters of 1999 of $26,763,000 were down 2 percent from 1998 reflecting a $0.04 per Mcf decrease in average sales prices. Crude oil sales of $6,708,000 were $1,486,000 higher than the comparable 1998 period as a result of a 34 percent increase in average sales prices to $13.31 per barrel in 1999. Other income rose almost $1,000,000 to $3,247,000 as a result of stronger transportation and processing income.

Expenses: Expenses of $35,731,000 were up 24 percent for the first nine months of 1999 reflecting higher well workover costs, a higher depletion unit rate, a $1,350,000 bad debt provision recorded in the first quarter of 1999, higher staffing levels and an interest expense increase from higher debt levels.

YEAR 2000

Quicksilver has developed a plan (the "Year 2000 Plan") to address the Year 2000 issue created by computer programs and applications that utilize two digit rather than four digit date fields to designate a year. As a result, computer equipment, software, and devices with embedded technology that are date-sensitive may be unable to recognize or may misinterpret the actual date. This could result in a system failure or miscalculations causing disruptions of operations.

The Company has assessed its information technology, referred to as "IT," and its non-IT systems. The Company believes that all of its computer equipment and software as well as its operational and control systems are currently Year 2000 compliant.

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

The inability of third parties to complete their Year 2000 resolution in a timely fashion could materially impact the Company's results of operations and cash flows. The effect of non-compliance by third parties is not determinable. The most reasonable likely "worst case" impacts would be:

        . Impairment of the Company's ability to deliver production to, or receive payment from, third parties gathering and/or purchasing its production from affected facilities;

        . Impairment of the ability of third-party suppliers or service companies to provide needed materials or services to planned or ongoing operations, necessitating deferral or shut-in of exploration, development or production operations;

        . Impairment of the Company's ability to receive and process data, which would hinder its ability to generate development drilling and exploitation activities; and

        . The Company's inability to execute financial transactions with its banks or other third parties whose systems fail or malfunctioned.

The Company does not anticipate significant operational or financial problems due to the Year 2000 issue. However, there are currently no commercially reasonable alternatives to its current IT and non-IT systems. As a result, contingency plans would include working with vendors, suppliers and various third parties to remedy any Year 2000 related problems as quickly as possible. Costs incurred to date for Year 2000 compliance have been insignificant and the Company expects the remaining costs to be minimal.


ITEM 3.   Market Risk.

The Company sells approximately 70 percent of its natural gas under long term, fixed price contracts, and swap agreements and therefore, has significant predictability of its natural gas revenues. Commodity market price fluctuations affect those natural gas volumes which are not sold under contract, and also affect the Company's crude oil sales which are not hedged. In April 1999, we entered into a contract to swap 7,500 Mmbtu per day at $2.40 per Mmbtu. The contract, which expires in April 2004, increased our revenues by an insignificant amount in the third quarter of 1999

In addition, the Company has entered into interest rate swap agreements covering $50,000,000 of its debt. These agreements consist of one covering $25,000,000 through May 8, 2000, which converts the debt floating LIBOR base rate to a 5.75 percent fixed rate, and a second for $25,000,000 through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70 percent fixed rate. Interest expense for the nine months ended September 30, 1999 was $251,000 higher as a result of these rate swaps.

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

Dated:  November 2, 1999

                           Quicksilver Resources Inc.



                           By:  /s/ Glenn M. Darden
                              ------------------------------
                                    Glenn M. Darden
                                    President and Chief Operating Officer


                           By:  /s/ Bill Lamkin
                              ------------------------------
                                    Bill Lamkin, Executive Vice President and
                                    Chief Financial Officer