Form 10-K
period 1999-12-31
QUICKSILVER RESOURCES INC
filed 2000-03-24
CIK 1060990

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       To      .

                       Commission file number: 001-14837

                               ----------------

                          QUICKSILVER RESOURCES INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-2756163
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                           1619 Pennsylvania Avenue,
                            Fort Worth, Texas 76104
              (Address of principal executive offices) (Zip Code)
      Registrants' telephone number, including area code: (817) 877-3151

                               ----------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange
                      Title of each class                on which registered
                      -------------------               ---------------------
            Common Stock, par value $0.01 per share    American Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Documents incorporated by reference: Proxy statement of Quicksilver Resources Inc. relating to the annual meeting of stockholders to be held on May 17, 2000, which is incorporated into Part III of this Form 10-K.

  As of February 29, 2000, 18,388,473 shares of common stock of Quicksilver Resources Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Quicksilver Resources Inc. was approximately $33,638,000 based on the American Stock Exchange composite trading closing price of $3.875 on February 29, 2000, and using the definition of beneficial ownership contained in Rule 16a-1(a) (2) promulgated pursuant to the Securities Exchange Act of 1934.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999

                                                                                                  Page
                                                                                                  ----
Part I
Item 1.   Description of Business................................................................   3
Item 2.   Description of Properties..............................................................   8
Item 3.   Legal Proceedings......................................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders....................................  12

Part II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  13
Item 6.   Selected Financial Data................................................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  16
Item 8.   Financial Statements and Supplementary Data............................................  21
Item 9.   Changes in and Disagreements with Accountants on Financial Disclosure..................  70

Part III
Item 10.  Directors and Executive Officers of the Company........................................  70
Item 11.  Executive Compensation.................................................................  71
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  71
Item 13.  Certain Relationships and Related Transactions.........................................  71

Part IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K......................  71
          SIGNATURES.............................................................................  75

                                    PART I

ITEM 1. Description of Business

Formation of Quicksilver

  Quicksilver Resources Inc. (the "Company" or "Quicksilver") was formed as a Delaware corporation in December 1997 for the purpose of combining certain oil and gas properties owned by Mercury Exploration Company ("Mercury"), Quicksilver Energy, L.C. ("QELC") and Michigan Gas Partners Limited Partnership ("Michigan Gas Partners"). On January 1, 1998 Mercury, QELC, Michigan Gas Partners, Trust Company of the West ("TCW"), Joint Energy Development Investments Limited Partnership ("JEDI") and Quicksilver entered into an agreement and a plan of reorganization and merger. Michigan Gas Partners was merged into Quicksilver and Mercury and QELC transferred certain assets, principally natural gas and crude oil producing properties, and liabilities to Quicksilver.

Business Combination

  On March 4, 1999, the stockholders of MSR Exploration Ltd. ("MSR") approved the merger of MSR into Quicksilver pursuant to the terms of an Agreement and Plan of Merger, dated September 1, 1998, by and among Quicksilver and MSR. As a result of the MSR merger, the separate corporate existence of MSR ceased and all of the properties, rights, privileges, powers and franchises of MSR vested in Quicksilver, the surviving corporation of the merger. All the debts, liabilities and duties of MSR were transferred to Quicksilver. Each share of common stock of MSR outstanding immediately prior to the effective time of the merger was converted into the right to receive one tenth of one share of common stock of Quicksilver. Quicksilver became a publicly traded corporation and shares of Quicksilver common stock became listed for trading on the American Stock Exchange under the symbol "KWK".

Business of Quicksilver

  Quicksilver is an independent energy company engaged in the acquisition, development, exploration, production and sale of natural gas, crude oil and condensate and the gathering, processing and transmission of natural gas. Quicksilver pursues its business through the acquisition and development of oil and gas mineral leases, gas gathering systems and producing natural gas and crude oil properties. Based upon the specifics of each mineral lease, as well as geological and engineering interpretations, Quicksilver develops its inventory of leases by drilling wells, redrilling wells or recompleting existing wells located on those leases for the recovery of the reserves located there. Quicksilver currently has an interest in natural gas and crude oil mineral leases, gas gathering pipeline systems and wells producing hydrocarbons that are located principally in the states of Michigan, Wyoming, and Montana, as well as Canada. Quicksilver evaluates other opportunities for the development of reserves and related assets as they become available and, under certain circumstances, may explore opportunities in regions other than those in which Quicksilver is currently involved.

  As part of its formation, Quicksilver entered into a management agreement with Mercury to act as operator of Quicksilver's oil and gas properties. In this capacity, Mercury is responsible for the daily activities of producing natural gas and crude oil from Quicksilver's individual wells and leases. Mercury supervises its field employees and manages Quicksilver's properties with a view toward maximizing profitability. For some wells, Mercury also contracts with individuals doing business in proximity to the wells (who are more commonly referred to as "pumpers") for performance of various tasks that are required to maintain production from the wells. Upon completion of the MSR merger on March 4, 1999, the management agreement with Mercury terminated and Quicksilver and Mercury entered into a new management agreement. Under this new management agreement, Mercury provides administrative and accounting services, and continues to provide operations services under existing operating agreements. The Company plans to begin performing its own accounting function prior to the end of the second quarter of 2000.

  Quicksilver is not a user or refiner of the natural gas or crude oil it produces, except when related to the operation of wells that produce natural gas. Once extracted from the ground, Quicksilver either connects the production to a pipeline gathering system, in the case of natural gas and condensate, or stores the crude oil in storage tanks located close to the producing field for collection by oil purchasers.

  Quicksilver owns or holds working interests in over 1,677 producing wells. Quicksilver also holds interests in properties that contain proved undeveloped natural gas and crude oil reserves that require additional drilling, workovers, water flooding or other forms of enhancement in order to become productive.

  The Company controls capital expenditures and timing of all field activities and strives to manage its producing properties to maximize economic production over the life of the properties through a combination of development well drilling, existing well recompletions and workovers and enhanced recovery operations. Quicksilver uses advanced drilling technologies to minimize costs and performs regular operational reviews to minimize operating expenses.

  Quicksilver continually evaluates producing property acquisition opportunities and may increase its total annual capital expenditures depending upon its success in identifying and completing attractive acquisitions.

Business Strategy

  Quicksilver's business strategy focuses on achieving growth in value per share while maintaining profitability. The Company accomplishes this by (i) pursuing low-cost development projects within its existing property base, (ii) pursuing selective complementary acquisitions of high-quality, long-lived producing properties with the potential for operating cost reductions, (iii) managing exposure to commodity price volatility through an aggressive hedging program, and (iv) pursuing limited low-risk exploration drilling projects.

 Low-cost Development of Existing Property Base

  A principal component of Quicksilver's strategy is to increase production and reserves through aggressive management of operations and low-risk development drilling. The Company's principal properties possess geological and reservoir characteristics that make them well-suited for production increases through exploitation activity and development drilling. The Company initiates projects to reduce operating costs and increase production through the repair and upgrading of lifting equipment; the redesigning of equipment to improve production from different zones; the modification of gathering and other surface facilities; and the conducting of restimulations and recompletions. Through these and other techniques, the Company regularly reviews operations and mechanical data on operated properties to determine if actions can be taken to profitably increase reserves and production.

 Pursuit of Selective Complementary Acquisitions

  Quicksilver seeks to acquire operated, long-lived producing properties that present opportunities to profitably increase reserves and production levels through the implementation of technically advanced reservoir management techniques and the reduction of expenses through the consolidation and active management of field operations. Quicksilver targets acreage that would expose the Company to high potential prospects located in areas that are geologically similar to neighboring areas with large developed fields. Quicksilver believes that the Company will be able to continue this cost-effective acquisition strategy in the foreseeable future as larger oil and gas companies continue to divest domestic onshore properties in order to focus on projects in offshore and international areas.

 Management of Product Price Risk

  Quicksilver is focused on growing its oil and gas operations while minimizing the effect of commodity price swings on EBITDA, net income and cash flow from operations. To help ensure a level of predictability in the prices received for the Company's natural gas and crude oil production and, therefore, the resulting cash flow,

Quicksilver has entered into natural gas sales contracts of up to ten years in length as well as financial hedges for approximately 60% of its natural gas production, and has short-term hedges and contracts in place for approximately 75% of the Company's crude oil production. The Company's strategy is to seek arrangements that provide a guaranteed minimum price that assures acceptable rates of return on that portion of the Company's production committed under those contracts. As incremental production is added or contracts or financial instruments expire, the Company will opportunistically enter into similar contracts for up to 80% of production on then-favorable terms. The Company's commodity risk management strategy helps to ensure a predictable, base level of cash flow which allows the Company to execute its drilling and exploitation program, meet debt service requirements, and pursue acquisition opportunities, even in times of weakness in the prices of natural gas and crude oil. The Company expects to enter into additional financial hedges or natural gas sales contracts upon completion of the CMS acquisition described below (see Recent Events).

 Participation in Exploratory Drilling Projects

  Quicksilver will continue to focus the bulk of activities on lower risk exploitation activity and development drilling. Quicksilver may, however, allocate up to 10% of future capital expenditures to exploratory projects. In particular, Quicksilver anticipates pursuing exploratory and follow-on development and exploitation drilling in areas which are believed to be attractive prospects for coal bed methane gas projects, to which the Company's technical and operational expertise is well suited. Whenever possible, the Company will seek to fund the initial higher-risk portion of capital expenditures associated with the exploration phase of these projects through farmouts to larger, better capitalized industry participants while maintaining the ability to participate in any subsequent lower risk development and exploitation activities.

Recent Events

 Unocal Acquisition

  On May 17, 1999, Quicksilver completed a purchase from Unocal Corporation's Spirit Energy 76 unit of substantially all of Unocal's natural gas and crude oil assets in Michigan. The assets purchased, consisting of ownership interest in the Garfield Unit and the Beaver Creek Unit, include approximately 20,000 net leasehold acres and about 13.0 Mmcfe per day of production. As a result of the acquisition, Quicksilver increased its ownership in fields the Company already controlled, obtained assets which complemented existing assets and increased its total production substantially. The Company's ownership in the Garfield Unit increased from 54% to 99%. The purchase price for the Unocal acquisition was $30 million, consisting of $27 million in cash, adjusted to $25.8 million cash at closing, and 404,381 unregistered shares of Quicksilver common stock. The stock portion of the purchase price was placed in escrow and may be distributed to Unocal over a three-year period, subject to downward adjustment in correlation to costs, expenses, and liabilities which may be incurred during this period.

 Beaver Creek Pipeline, L.L.C.

  In June 1999, Quicksilver and Mercury Michigan, Inc., an affiliate of the Company's largest stockholder, formed Beaver Creek Pipeline, L.L.C. Quicksilver and Mercury Michigan, Inc. each acquired a 50% interest in Beaver Creek. Beaver Creek purchased from Dow Chemical a 125-mile natural gas pipeline extending from the Company's Beaver Creek field in northern Michigan to the Midland, Michigan industrial corridor. A number of large end-use customers, including Dow Chemical, are located in the area of the pipeline and the Company expects demand for natural gas to significantly increase due to increasing industrial activity and power generation in the area. Quicksilver expects this pipeline acquisition to decrease its transportation expenses and, as a result, increase the net prices the Company receives for its natural gas.

 MGV Energy, Inc.

  On August 26, 1999, the Company purchased a 89.5% interest in MGV Energy, Inc., which is a Calgary-based natural gas production company, for $1.6 million. MGV is involved in a joint venture relationship with Pan Canadian, one of the largest independent oil and gas companies in Canada. Under the arrangement, MGV identifies acquisition and development prospects for Pan Canadian within a 36,000 square mile area of mutual interest primarily in southern Alberta. Should Pan Canadian decide to acquire a submitted prospect, MGV has a right to participate in the acquisition at up to a 20% level. MGV is free to pursue on its own any prospects outside of the area of mutual interest and also may take 100% of any prospects within the area of mutual interest which Pan Canadian rejects. Subsequent to the Company's purchase of an interest in MGV, MGV made its first acquisition of an interest in 375 existing gas wells in southern Alberta, Canada, incurring approximately $2.1 million of debt to finance its purchase. MGV acquired current daily net production of 1.2 Mmcf and 10.1 Bcf of proved reserves.

 Sale of Additional Common Stock

  During November 1999 the Company completed the sale of 5,100,000 shares of its common stock at $5 per share. As a result of the sale, the interest in Quicksilver of the Darden family, principal stockholders of Quicksilver, decreased from 75.3% to 54.3%. After underwriter's commission and selling costs, net proceeds of $23,180,000 were used to pay down $20,000,000 of long-term debt and the remainder is being used for capital projects.

 CMS Acquisition

  In March 2000, the Company entered into a Purchase and Sale Agreement with CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, providing for the Company's acquisition of properties of CMS located in Michigan for approximately $164 million, subject to adjustments. The CMS Properties consist of interests in 3,049 gross (650 net) active producing oil and gas wells located on 511,641 gross (449,784 net) acres. Proved reserves attributable to the CMS acquisition are expected to be 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate, and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe. Approximately 80% of the proved reserve volumes are classified as proved developed. Current daily production from the CMS properties is estimated to be 48 Mmcfe. The acquisition of the CMS properties will complement the current operations and infrastructure that Quicksilver has established in Michigan, further positioning the Company to continue to increase its ownership position in that region on a cost competitive basis. The Company issued 3,650,000 shares of its common stock to and deposited $1.4 million in cash with CMS as an earnest money performance deposit. Such shares will be returned to the Company at closing, expected to occur on or before March 31, 2000. If CMS terminates the Purchase and Sale Agreement due to the Company's misrepresentations, breach of warranties, or non-performance of material obligations, covenants, and agreements by Quicksilver under the Purchase and Sale Agreement, and the transaction does not close, CMS will be entitled to retain the 3,650,000 shares and the cash portion of the earnest money performance deposit. Further, CMS will have the right to require the Company to repurchase 25% of the shares on each of June 30, 2000, September 30, 2000, December 31, 2000, and March 31, 2000 at $4.125 per share, $4.25 per share, $4.375 per share, and $4.50 per share, respectively. The Company will have a call option on not less than 25% of such stock from time to time at a price that is the sum of $4 per share plus interest at a rate of 12 1/2% computed from March 31, 2000 to the date such option is exercised. The Company plans to finance the acquisition by the issuance of $50 million senior subordinated notes, the incurrence of $94 million in incremental bank credit facility indebtedness and the sale of $25 million of Internal Revenue Code
Section 29 tax credits.

Organization

  Mercury operates the majority of Quicksilver's oil and gas properties and performs all accounting and field operations on behalf of Quicksilver. In its present capacity as operator, Mercury handles payment of all direct costs and expenses of operations and distributes all net revenues associated with Quicksilver's properties. Quicksilver reimburses Mercury for its actual direct expenses incurred by Mercury for the benefit of Quicksilver and its properties. The accounting and other indirect expenses incurred by Mercury are covered by the well overhead charges specified in joint operating agreements.

Marketing

  The oil and gas produced from Quicksilver properties has typically been marketed through normal channels for such products. Quicksilver generally sells its oil at local field prices paid by the principal purchasers of crude oil in the respective area of operations. The majority of Quicksilver's natural gas production is sold under long-term contracts of one to 10 years, and is transported through intrastate pipelines.

  Quicksilver's natural gas and crude oil are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. Quicksilver is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect Quicksilver business because there are numerous purchasers in the areas in which Quicksilver sells its production. For 1999, however, purchases by the following companies exceeded 10% of the total oil and gas revenues of
Quicksilver: Consumers Power Company, Reliant Energy Services Inc., and Coenergy Trading Company.

Competition

  The Company encounters substantial competition in acquiring oil and gas leases and properties, marketing oil and gas, securing personnel and conducting its drilling and field operations. Many competitors have financial and other resources, which substantially exceed those of the Company. The competitors in development, exploration, acquisitions and production include the major oil companies as well as numerous independents, individual proprietors and others. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company permit. The ability of the Company to replace and expand its reserve base in the future will be dependent upon its ability to select and acquire suitable producing properties and prospects for future drilling.

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

Governmental Regulation

  The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas and crude oil production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations such laws and regulations are frequently amended or reinterpreted so the Company is unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

  The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, and compliance is often difficult and costly and failure to comply may result in substantial civil and criminal penalties. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas; require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any materially adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies; it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

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

  The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal affluent limitations guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a materially adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their stormwater discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

  The Resource Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, the Company does not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

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

Employees

  As of January 1, 2000, the Company had 23 full time employees, including officers.

Item 2. Description of Property

  Quicksilver owns significant interests in the following properties:

 Michigan

                                             Reserve and Production Data
                                                               Average Daily
                                      Reserve Data as of    Production Data for
                                       December 31, 1999           1999
                                     --------------------- ---------------------
                                      Gas    Oil    Total   Gas    Oil    Total
                                     (Bcf) (Mmbbls) (Bcfe) (Mmcf) (Bbls) (MMcfe)
                                     ----- -------- ------ ------ ------ -------
Producing Formation:
  Antrim Shale...................... 100.6   --     100.6   16.4   --     16.4
  Prairie du Chien and Other........  80.4   3.2     99.5   25.3   587    28.9
                                     -----   ---    -----   ----   ---    ----
    Total........................... 181.0   3.2    200.1   41.7   587    45.3
                                     =====   ===    =====   ====   ===    ====

  Michigan has very favorable natural gas supply/demand characteristics in that Michigan has been importing an increasing percentage of its natural gas, and currently imports approximately 75%. This supply/demand situation generally allows Michigan producers to sell their natural gas at a slight premium to typical industry benchmark prices. It also provides opportunities for long-term contracts at favorable terms with end users who value such supply arrangements.

 The Antrim Shale

  The Antrim Shale underlies a large percentage of the Company's Michigan acreage and is fairly homogeneous in terms of reservoir quality; wells tend to produce relatively predictable amounts of natural gas. While subsurface fracturing can increase reserves and production attributable to any particular well, the over 6,400 wells drilled in the trend and the approximately 500 wells Quicksilver has drilled suggest typical per well reserves of 600 Mmcf to 800 Mmcf and a total productive life of more than 20 years, with an average reserve life index well in excess of 15 years. As new wells produce and the de-watering process takes place, they tend to reach a production level of 150 Mcf to 200 Mcf per day in six to 12 months, remaining at these levels for one to two years, then declining at 8% to 10% per year thereafter. The total cost to drill and complete an Antrim well is approximately $225,000, including all acreage, production facilities and flowlines, and the wells tend to produce the best economic results when drilled in large numbers in a fairly concentrated area. This well concentration provides for a more rapid de-watering of a specific area, which decreases the time to natural gas production and increases the amount of natural gas production. It also enables Quicksilver to maximize the use of existing production infrastructure, which decreases per unit operating costs. Since reserve quantities and production levels over a large number of wells are fairly predictable, maximizing per well recoveries and minimizing per unit production costs through a sizeable well-engineered drilling program are the keys to profitable Antrim development.

  At December 31, 1999, Quicksilver owned interests in 769 Antrim wells and operated 409 of these wells, or 53% of the Company's total Antrim wells. During 1999, average net production was 16.4 Mmcf per day. Since 1996, the Company has drilled 134 Antrim wells and successfully completed 132 for a success rate of 99%. Quicksilver has 104 identified Antrim drilling locations of which 65 are currently classified as proved undeveloped locations. In 1998, Quicksilver drilled 49 gross (37.7 net) Antrim wells, successfully completing all of them. In 1999, the Company drilled 23 gross (23 net) Antrim wells, of which 22 were successfully completed. For 2000, Quicksilver has budgeted for the drilling of 63 gross (43.5 net) Antrim wells at a cost of approximately $8.7 million. The CMS acquisition will add 3,049 (650 net) wells, of which more than 97% are Antrim gas wells. CMS operates 86 Antrim project areas concentrated in Northern Michigan, which complement Quicksilver's current properties owned in this region.

 The Prairie du Chien

  Quicksilver's Prairie du Chien ("PdC") wells produce from several Ordovician age reservoirs with the majority being in the 1,000 feet to 1,200 feet thick Prairie du Chien Group that has three major sands: the Lower PdC, Middle PdC and Upper PdC. Many of these wells also can produce from the St. Peter sandstone and the Glenwood formations, both of which lie directly above the PdC. Some of the wells are producing from two or more of these zones. Depending upon the area and the particular zone, the PdC will produce dry gas, gas and condensate or oil with associated gas. The average depths of these wells range from 7,000 feet to 12,000 feet.

  As a result of an acquisition from Unocal Corporation's Spirit Energy 76 Unit in May 1999, Quicksilver owns an average working interest of 68%, on a Bcfe basis, in the wells comprising the Company's PdC reserves. Quicksilver operates over 92% of these reserves. The CMS acquisition will add 76 wells which produce primarily in the Niagaran and, secondarily, from the Prairie du Chien formations, further increasing Quicksilver's production in these areas. The Company's PdC production is well established, and three development wells have been drilled in recent years to increase production from existing fields. As a result of some of this work and the Unocal acquisition, Quicksilver has identified nine additional proved undeveloped locations. In addition, there are numerous proved non-producing zones in existing wellbores that provide recompletion opportunities, allowing the Company to maintain or, in some cases, increase production from its PdC wells as currently producing reservoirs deplete. As of December 31, 1999, the Company had 39 gross (31.6 net) PdC wells producing 29.3 Mmcfe per day. For 2000, the Company has budgeted $733,000 for various workovers and recompletions on its PdC wells, and plans to spend $5.2 million in 2000 to drill four new wells.

 Richfield/Detroit River

  The Unocal acquisition included 111 producing oil wells in the Beaver Creek field, which is being waterflooded in the Devonian Richfield formation. Additional interests were also acquired in the nearby Garfield Richfield field, which has seven producing oil wells. The Company's average daily production from the Richfield and Detroit River formations totals approximately 3.6 Mmcfe.

 Rocky Mountain Region

  Quicksilver's Rocky Mountain properties are located in Montana and Wyoming, and production, which is primarily crude oil, is from well-established producing formations at depths ranging from 1,000 feet to 17,000 feet. These properties typically have multiple producing zones, some of which include the Phosphoria at 750 feet to 1,000 feet, the Tensleep at 1,000 feet to 3,000 feet and the Muddy/Morrow at 8,400 feet to 9,000 feet. The Company's Rocky Mountain producing properties possess significant development drilling, secondary recovery and other exploitation opportunities. As of December 31, 1999, the Company's Rocky Mountain proved reserves were 12 Mmbbls of crude oil and 5.9 Bcf of natural gas, for total equivalent reserves of 77.7 Bcfe. In 1999, daily production averaged 9.5 Mmcfe, and during the month of December 1999 daily production averaged 10.3 Mmcfe. In 1998, Quicksilver drilled no wells in the area; however, the Company spent $160,000 on various exploitation projects. In 1999, the Company spent $474,000 on the drilling of five gross (4.7 net) wells, three of which were successful. Quicksilver has also spent approximately $187,000 on various exploitation activities. The

Company is currently conducting an active exploitation program on several of its Rocky Mountain fields that involves recompletions in existing wells. In 2000, Quicksilver has budgeted $1.5 million for the drilling of 1 gross (1 net) wells and $0.8 million for exploitation activities.

 South Casper Creek Steamflood Project

  In October 1995, Quicksilver acquired the South Casper Creek steamflood project in Natrona County, Wyoming as part of a larger acquisition from Unocal. In the 1970s and 1980s, Unocal had conducted several steamflood evaluations of the Tensleep formation, a producing horizon that contains 14 degree gravity crude oil which is relatively heavy and is more effectively recovered when heated with steam, allowing the oil to flow toward the wellbore at a faster rate. In the late 1980s, Unocal attempted several additional redesigned pilot steamfloods and had encouraging results. Based on these results, Unocal undertook full development of the project, drilling additional steam injection wells and installing four 50 Mmbtu per hour generators providing 13,000 barrels of steam per day through eleven injection wells. The post-steamflood production peaked in 1992 at 1,500 barrels per day, an 88% increase from the pre-steamflood production of 800 barrels per day, exceeding Unocal's original expectations. Despite this success, Unocal decided to cut the project's budget, resulting in a decrease in steam injection, a decrease in production and the eventual discontinuation of the project. Quicksilver's acquisition of this project included all of the associated steam generating equipment in place that had been installed by Unocal. This equipment is in good condition and could be restarted at an estimated cost of under $2.4 million. While the project is economically viable at current crude oil prices, the Company has excluded this project from its reserve report and is studying options in light of the project's sensitivity to long-term oil prices.

 Canada

  Quicksilver believes that a number of producing areas in Canada offer excellent opportunities for acquisition and exploitation oriented companies. The Company's August 1999 purchase of MGV Energy, Inc. ("MGV"), a Calgary-based independent energy company, provides a vehicle for the Company to evaluate and selectively participate in such opportunities. MGV's main strength lies in conducting detailed reservoir engineering studies over producing fields to identify remaining reserves not currently being exploited by the current operator. MGV's technical staff has developed proprietary reservoir analysis software designed to integrate large amounts of engineering and geologic data to identify such opportunities. Additionally, MGV has an arrangement with PanCanadian Petroleum Limited ("PanCanadian") where MGV identifies opportunities in a 36,000 square mile area of mutual interest. This area of mutual interest is primarily in southern Alberta, which has historically and continues to produce significant amounts of hydrocarbons. When MGV identifies a prospect, it has the right to acquire up to a 20% interest if PanCanadian participates, and a 100% interest if PanCanadian declines. MGV recently made its first acquisition of 375 existing gas wells in southern Alberta with net daily production of 1.2 Mmcf and 9.9 Bcf of proved reserves. The Company has budgeted for the drilling of 60 gross (4.6 net) infill wells in 2000. The Company believes MGV will allow the Company to methodically build a reserve and production base in Canada in a fashion similar to the development of its Michigan reserves.

Oil and Gas Reserves

  The following reserve quantity and future net cash flow information for Quicksilver represents proved reserves that are primarily located in the United States. The Canadian reserves are not significant. Holditch-Reservoir Technologies Consulting Services, petroleum engineers, have estimated the reserves. The determination of oil and gas reserves is based on estimates that are highly complex and interpretive. The estimates are subject to continuing change, as additional information becomes available. Under the guidelines set forth by the SEC, the calculation is performed using year-end prices held constant (unless a contract provides otherwise) and is based on a 10% discount rate. Future production costs are based on year-end costs and include production taxes. This standardized measure of discounted future net cash flows is not necessarily representative of the market value of Quicksilver properties.

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

  The following table summarizes Quicksilver's proved reserves, the estimated future net revenues from such proved reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1999 and 1998.

Proved reserves:

                                            December 31, 1999 December 31, 1998
                                            ----------------- -----------------
   Proved reserves:
     Natural gas (Mcf)....................     198,033,000       153,202,000
     Oil (Bbl)............................      15,281,000        17,983,000
       Total (Mcfe).......................     289,719,000       261,100,000
   Estimated future net cash flows, before
    income tax............................    $450,663,000      $275,737,000
   Standardized measure of discounted
    future net cash flows, before income
    tax...................................    $253,506,000      $160,495,000
   Proved developed reserves:
     Natural gas (Mcf)....................     140,354,000       123,743,000
     Oil (Bbl)............................       9,954,000         9,829,000
       Total (Mcfe).......................     200,078,000       182,717,000

Volumes, Sales Prices and Oil and Gas Production Expense

  The following table sets forth certain information regarding the production volumes and weighted average sales prices received for and average production costs associated with Quicksilver's sale of oil and gas for the periods indicated.

                                                                  Year Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
   Production:
     Natural gas (Mmcf)........................................  16,042  15,315
     Oil (Bbl).................................................     724     667
       Total (Mcfe)............................................  20,386  19,317
   Weighted average sales price:
     Natural gas (per Mcf)..................................... $  2.31 $  2.33
     Oil (per Bbl)............................................. $ 14.55 $  9.55
   Production operating expense (per Mcfe) (1)................. $  1.03 $  0.92

--------
(1) Includes production taxes.

Development, Exploration and Acquisition Capital Expenditures

  The following table sets forth certain information regarding the approximate costs incurred by Quicksilver in its development and exploration activities and purchase of oil in place, (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
   Acquisition of producing properties................. $    40,272 $     1,715
   Development costs...................................       9,486       8,283
   Exploration costs...................................         --        1,095
                                                        ----------- -----------
     Total............................................. $    49,758 $    11,093
                                                        =========== ===========

Productive Oil and Gas Wells

  The following table summarizes the productive oil and gas wells as of December 31, 1999, attributable to Quicksilver's direct interests.

   Productive Wells                                                    Gross Net
   ----------------                                                    ----- ---
   Natural Gas........................................................ 1,130 326
   Oil................................................................   547 517
                                                                       ----- ---
     Total............................................................ 1,677 843
                                                                       ===== ===

Oil and Gas Acreage

  The following table sets forth the developed and undeveloped leasehold acreage held directly by Quicksilver as of December 31, 1999 and 1998. Developed acres that are spaced or able to be assigned to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Quicksilver has a working interest. Net acres are the sum of Quicksilver's fractional interests owned in the gross acres. States in which Quicksilver holds undeveloped acreage include Michigan, Montana and Wyoming.

                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
                                              Gross     Net     Gross     Net
                                             ----------------- -----------------
   Developed acreage........................  268,412  132,458  212,800  129,000
   Undeveloped acreage......................  368,438  203,825  314,100  181,700
                                             -------- -------- -------- --------
     Total..................................  636,850  336,283  526,900  310,700
                                             ======== ======== ======== ========

Drilling Activity

  The following table sets forth the number of wells attributable to Quicksilver direct interest drilled during and for the years ended.

                                                     December 31,   December 31,
                                                         1999           1998
                                                     -------------- --------------
                                                     Gross    Net   Gross    Net
                                                     ------- ------ ------- ------
   Development Wells:
   Productive.......................................   25.0    24.8   41.0    29.7
   Dry..............................................    3.0     2.9    --      --
                                                     ------  ------ ------  ------
     Total..........................................   28.0    27.7   41.0    29.7
                                                     ======  ====== ======  ======
   Exploratory Wells:
   Productive.......................................    --      --     9.0     9.0
   Dry..............................................    --      --     1.0      .5
                                                     ------  ------ ------  ------
     Total..........................................    --      --    10.0     9.5
                                                     ======  ====== ======  ======

ITEM 3. Legal Proceedings

  The Company was not during 1999 and currently is not a party to any material pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a stockholder vote during the fourth quarter of 1999.

                                   PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Comparative Market Data

  MSR's common stock was traded on the American Stock Exchange under the symbol "MSR". Quicksilver's common stock is traded on the American Stock Exchange under the symbol "KWK".

  The following table sets forth the quarterly high and low closing sales prices of MSR's common stock and Quicksilver's common stock for the periods indicated below.

                               MSR COMMON STOCK

                                                                  High     Low
                                                                 ------- -------
   1997
   First Quarter................................................  $1.000 $ .8125
   Second Quarter...............................................   1.125   .9375
   Third Quarter................................................   1.125   .7500
   Fourth Quarter...............................................   1.375   .9375

                                                                  High     Low
                                                                 ------- -------
   1998
   First Quarter................................................ $1.1875 $ .8750
   Second Quarter...............................................  1.3125   .9375
   Third Quarter................................................  1.1250   .7500
   Fourth Quarter...............................................   .9375   .5000

                               QRI COMMON STOCK

                                                                  High     Low
                                                                 ------- -------
   1999
   First Quarter................................................  $7.625 $7.2500
   Second Quarter...............................................   7.375  6.1250
   Third Quarter................................................   7.375  6.5000
   Fourth Quarter...............................................   7.625  3.8125

  As of December 31, 1999, there were approximately 1,293 common stockholders of record.

  The Company has not paid dividends on the common stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its common stock.

Recent Sales of Unregistered Securities

  On May 25, 1999, the Company's board of directors approved the issuance of $10,000 worth of the Company's common stock to each of Frank Darden, Steven Morris, D. Randall Kent and Yandell Rogers, III as compensation for their services during l998. Based upon the closing price for the Company's common stock on that date, the Company issued 1,600 shares of its common stock to each of these non-employee directors in December of 1999. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. Selected Financial Data

  The following table sets forth, as of the dates and for the periods indicated, and selected financial information for the Company. The financial information for each year ended December 31, 1999 and 1998 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

                    Selected Financial Data of Quicksilver
                   (in thousands, except for per share data)

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
Consolidated Statements of Operations Data:
Revenues
  Gas sales......................................... $    37,076  $    35,713
  Oil sales.........................................      10,540        6,367
  Interest and other income.........................       4,704        3,607
                                                     -----------  -----------
    Total revenues..................................      52,320       45,687
                                                     -----------  -----------
Expenses
  Operating expenses................................      21,045       17,781
  Depletion and depreciation........................      14,036       12,365
  Provision for doubtful accounts...................       1,350          --
  General and administrative........................       4,163        1,430
  Interest..........................................       8,703        6,698
                                                     -----------  -----------
    Total expenses..................................      49,297       38,274
                                                     -----------  -----------
Income before income taxes and minority interest....       3,023        7,413
Minority Interest...................................         141          758
Income tax expense..................................          (2)      (3,286)
                                                     -----------  -----------
Net income.......................................... $     3,162  $     4,885
                                                     ===========  ===========
Basic weighted average number of shares outstanding
 for the periods....................................      13,151       11,511
Basic and diluted earnings per share................ $      0.24  $      0.42

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
  Operating activities.............................. $    10,220  $    16,355
  Investing activities..............................     (42,288)     (16,097)
  Financing activities..............................      34,331         (607)

Other Consolidated Financial Data:
  Capital expenditures.............................. $    43,452  $    16,097
  EBITDA(1).........................................      25,762       26,476

Consolidated Balance Sheet Data:
  Cash and cash equivalents......................... $     2,557  $       294
  Working capital...................................       7,168        1,291
  Total assets......................................     194,302      144,600
  Long-term debt (includes current portion).........      97,086       85,039
  Total stockholders' equity........................      69,551       32,588

--------
(1) EBITDA (as used in this financial data) is calculated by adding interest, income taxes, and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of Quicksilver's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings or operating earnings, as defined by generally accepted accounting principles, as an indicator of the Quicksilver's financial performance, as an alternative to cash flow, as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

Selected Historical Financial Data of Quicksilver Predecessors

                          Mercury Exploration Company
                       (Includes Quicksilver Energy, LC)
                   (In thousands, except for per share data)

                                                     Years Ended September
                                                              30,
                                 Three Months Ended --------------------------
                                 December 31, 1997    1997     1996     1995
                                 ------------------ --------  -------  -------
Statements of Operations Data:
  Revenues......................      $11,049       $ 41,328  $17,388  $ 6,703
  Net income (loss).............        2,354          5,115    2,248    1,463
  Net income (loss) per common
   share........................         9.38          20.38     8.96     5.83
  Weighed average shares
   outstanding..................          251            251      251      251
  Cash dividends................          --             --       --       --
Other Information:
  Capital expenditures..........      $27,750       $ 54,231  $19,779  $ 2,227
Balance Sheet Data:
  Working capital (deficit).....      $(9,324)      $(13,133) $(5,813) $(5,068)
  Total assets..................      126,506        102,880   50,186   28,743
  Long-term debt................       65,275         47,174   19,560    2,150
  Stockholders' equity..........       17,670         15,316   10,427    6,988

                   Michigan Gas Partners Limited Partnership
                                 (in thousands)

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         1997   1996     1995
                                                        ------ -------  -------
Statements of Operations Data:
  Revenues............................................. $3,021 $ 3,368  $ 1,930
  Net income (loss)....................................     19    (617)    (613)
Other Information:
  Capital expenditures................................. $   13 $   132  $ 4,837
Balance Sheet Data:
  Working Capital...................................... $  343 $   261  $   324
  Total Assets.........................................  9,835  10,551   13,160
  Long-term debt.......................................    --      --       --
  Partners' equity.....................................  9,453  10,313   13,025

                             MSR Exploration, Ltd.
       For the Period from Inception March 7, 1997, to December 31, 1997
                                 (in thousands)

   Statements of Operations Data:
     Revenues........................................................... $  854
     Net income (loss)..................................................     30
   Other Information:
     Capital expenditures............................................... $  592
   Balance Sheet Data:
     Working capital.................................................... $   42
     Total assets....................................................... 25,963
     Long-term debt..................................................... 10,560
     Stockholders' equity............................................... 13,070

ITEM 7. Management's discussion and analysis of financial condition and results of operations of Quicksilver Resources Inc.

Forward-Looking Information

  Certain statements contained in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company), other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the result thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "expect," "intend," "intend," "plan," "project," "potential," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include: fluctuations in crude oil and natural gas prices; failure or delays in achieving expected production from oil and gas development projects; uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance; the effects of existing and future laws and governmental regulations; liability resulting from litigation; world economic and political conditions; changes in tax and other laws applicable to the Company's business and certain factors discussed elsewhere in this Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this annual report.

Factors effecting financial condition and liquidity

Liquidity and Capital Resources

 General

  The following discussion compares the Company's financial condition at December 31, 1999 and its financial condition at December 31, 1998. During 1999, the Company spent approximately $43.5 million on acquisition and development activities. The capital program was financed from operations, additional borrowings and from the sale of the Company's common stock.

 Cash Flow

  The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

  The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 60% of its natural gas production under long-term contracts. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

  The Company's net cash provided by operations for the year ended December 31, 1999 was $10.2 million compared to $16.4 million for the same period last year. The reduction resulted from lower earnings, a $2.45 million account receivable not collected, and other working capital uses of cash.

  The Company's net cash used in investing for the year ended December 31, 1999 was $42.3 million, including $25.8 million for the Unocal property acquisition, $2.6 million for the 50% share of Beaver Creek Pipeline and $1.6 million for MGV Energy (see note 2 to the Consolidated Financial Statements). Other investing activities comprised development of oil and gas properties. The Company's activities have been financed through a combination of operating cash flow and bank borrowings, and the sale of additional common stock.

  The Company's net cash provided by financing activities for the year ended December 31, 1999 was $34.3 million. Borrowings increased a net $12.1 million, and the Company received $23.2 million net from the sale of 5,100,000 shares in a public offering in the fourth quarter 1999.

 Credit Facilities

  As part of the merger with MSR on March 4, 1999, the Company entered into a new five-year credit facility. The existing debt of $74 million and $10.8 million from MSR was transferred into the new credit facility. The credit facility permits the Company to obtain revolving credit loans and to issue letters of credit for the Company's account from time to time in a total amount not to exceed the lesser of $200 million or the borrowing base. As of December 31, 1999, the borrowing base was $95 million and it is subject to semi-annual determination and other redeterminations based upon a variety of factors, including the PV-10 value of reserves. As of December 31, 1999, $94.9 million was outstanding under the credit facility. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in specified minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 2.375% or at bank prime. The collateral for this loan agreement consists of substantially all existing assets and any future reserves acquired. The loan agreement contains a number of dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio.

  The Company intends to refinance the US$2,133,730 of debt related to MGV Energy Inc. in 2000.

 Market Risk

  The Company sells approximately 60% of its natural gas under long-term, fixed price contracts, and swap agreements and therefore, benefits from significant predictability of its natural gas revenues. Commodity market price fluctuations affect natural gas volumes that are not sold under contract, and also affect crude oil sales that are not hedged.

  In addition, the Company has entered into interest rate swap agreements covering $50 million in debt. These agreements consist of one covering $25 million through May 8, 2000, which converts the debt floating LIBOR base rate to a 5.75% fixed rate, and a second for $25 million through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70% fixed rate. Interest expense for the year ended December 31, 1999 was $283,645 higher as a result of these rate swaps.

 Inflation and Changes in Prices

  The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on crude oil and natural gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During 1999, the Company received an average of $14.55 per barrel of crude oil and $2.31 per Mcf of natural gas. Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect in 1999. Should conditions in the industry improve, inflationary cost pressures may resume.

 Results of Operations

  Quicksilver's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, which are dependent upon numerous factors, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in oil or natural gas prices could have a material adverse effect on Quicksilver's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced, and access to capital.

  On March 4, 1999, the Company merged with MSR Exploration Ltd. Pursuant to the merger, stockholders of MSR received approximately 2,577,700 shares of the Company's common stock. As a result of the merger, MSR ceased to exist, and all of its assets and liabilities were transferred to the Company. The merger was accounted for, in part, as a pooling of interest; therefore the financial statements have been combined. The merged net assets attributable to the minority interest stockholders have been reported as a minority interest at December 31, 1998. Such minority interest was acquired in March of 1999 and was accounted for under the purchase method of accounting.

  Due to the Company's limited existence comparisons of the Company's and it predecessor's results of operations may not be meaningful. The Company's results of operations include MSR's for all of 1998 and 1999. The 1997 results of operations are from the Company's predecessors and include MSR's from inception March 7, 1997 through December 31, 1997, Mercury Exploration Company for the fiscal year ended September 30, 1997, and Michigan Gas Partners for the year ended December 31, 1997. A significant portion of Mercury's assets and associated revenue and expenses were not conveyed to the Company when it was formed on January 1, 1998.

  The following discussion and analysis should be read in conjunction with Quicksilver's statements of operations for the years ended December 31, 1998 and 1999, and the Company's predecessor's statements of operations, which are contained elsewhere in this annual report.

Year Ended December 31, 1999 Compared with Year December 31, 1998

  Revenue: Total revenue for the year ended December 31, 1999 was $52,320,000, an increase of almost 15% over the $45,687,000 for the comparable 1998 period. Oil and natural gas revenues for the twelve months ended December 31, 1999 were $47,616,000, up 13% compared to $42,080,000 for 1998.

  Gas revenues for the 1999 period were $37,076,000 approximately 4% higher than 1998 gas revenues of $35,713,000. Gas sales volumes for the 1999 period were 16,042,000 Mcf, a 5% increase compared to 15,315,000 Mcf in 1998. This increase reflects the acquisition of certain properties from Unocal in the second quarter 1999, somewhat offset by natural declines in other properties. Average gas sale prices in 1999 were $2.31 per Mcf compared to $2.33 for 1998. For 1999, approximately 78% of Quicksilver's product sales were the sale of natural gas. A majority of Quicksilver's natural gas production is sold under long-term contracts of one to 10 years, which provides the Company with a certain amount of predictability to its natural gas sales.

  Oil revenues for 1999 were $10,540,000, a 66% increase compared to $6,367,000 for the same period in 1998. Crude oil production in the 1999 period was 724,000 barrels compared to 667,000 barrels in 1998, an increase of 9%. Average oil sales price for 1999 was $14.55 per barrel, an increase of 52% compared to $9.55 average price in 1998.

  Other income for the year ended December 31, 1999 was $4,704,000 and primarily consisted of $1,280,000 from the sale of tax credits and $2,413,000 from transportation and processing of natural gas.

  Expenses: Total expenses were $49,297,000 for the year ended December 31, 1999, a 29% increase over the $38,274,000 reported in the 1998 period.

  Operating expenses of $21,045,000 were $3,264,000 higher than in 1998 from increased production and more well work-over projects.

  Depletion and depreciation increased by $1,671,000 to $14,036,000 for the year as the result of greater production and a higher per unit depletion rate.

  During the first quarter of 1999 Quicksilver recorded $1,350,000 of bad debt expense related to the bankruptcy of a major natural gas purchaser. No bad debt expense was recorded in 1998.

  General and administrative expense of $4,163,000 was significantly higher than the $1,430,000 reported for 1998, reflecting the higher cost of being a public company. Salaries and wages were $1,200,000 higher in 1999 as Quicksilver staffed its own officers and employees. In 1998 Mercury performed all administrative work for Quicksilver. The remaining cost increase resulted from higher professional fees and rent expense.

  Minority interest in net loss of MSR Exploration Ltd. of $141,000 represents 56% of MSR's net loss incurred during the first quarter, which relates to the former minority owners of MSR. On March 23, 1999 Quicksilver acquired the remaining interest in MSR. The 1998 amount represents the loss for the entire year related to the minority shareholders.

  Income Taxes: Federal income tax expense of $1,028,000 was almost fully offset by the recognition of additional net operating losses available from prior years.

  Net Income: Net income for the year ended December 31, 1999 was $3,162,000, which was approximately 6% of total revenues.

Year Ended December 31, 1998 Compared With Predecessors' 12 Month Periods Ended September 30, 1997 and December 31, 1997

  Revenue: Total oil and natural gas revenues for the twelve months ended December 31, 1998 were $45,687,000, an increase of 25% over $36,588,000 of combined predecessor revenue for 1997. Natural gas revenues for the 1998 period were $35,713,000, approximately 31% higher than 1997 predecessor natural gas revenues of $27,264,000. Natural gas sales volumes for the 1998 period were 15,315,000 Mcf, a 29% increase over 11,854,000 Mcf in 1997. Average natural gas sale prices increased from $2.30 per Mcf in the 1997 period to $2.33 in 1998. For 1998, approximately 84% of our product sales were natural gas. A majority of our natural gas production was sold under long-term contracts with approximately 35% under one- to three-year contracts and 60% under 10-year contracts. Crude oil revenues for 1998 were $6,367,000, a 31% decrease from $9,171,000 of predecessor revenues for the same period in 1997. Crude oil production in the 1998 period was 667,000 barrels compared to 619,000 predecessor barrels, an increase of 8%. Average crude oil sales price for 1998 was $9.55 per barrel, compared to an average price of $14.62 per barrel in 1997, a decrease of 35%.

  Interest and Other Income: Interest and other income for the year ended December 31, 1998 was $3,607,000 and primarily consisted of $1,632,000 from the sale of tax credits and $1,879,000 from transportation and processing of natural gas.

  Minority Interest: The minority interest in net loss of MSR for 1998 was $758,000. This was the minority interest's 53.5% share of MSR's before tax net loss of approximately $1,416,000. As described in the footnotes to the financial statements, this minority interest relates to the portion of the merger with MSR that was accounted for under the purchase method of accounting.

  Expenses: Operating expenses for the year ended December 31, 1998 were $17,781,000 or $0.92 per Mcfe, a 5% decrease compared to $18,786,000 or $1.20 per Mcfe of predecessor operating expenses for the same period in 1997. Depreciation and depletion expense was $12,365,000 or approximately $0.64 per Mcfe, compared to $7,093,000 for 1997. General and administrative expenses was $1,430,000 or approximately $0.07 per Mcfe in 1997. Our interest rate averaged approximately 7.4%.

  Income Tax Expense: Income taxes for the year ended December 31, 1998 consisted of $950,000 due currently and deferred taxes of $2,336,000. The effective tax rate was 40%.

  Net Income: Net income for the year ended December 31, 1998 was $4,885,000 or $0.42 per share, which was approximately 10% of total revenues.

 Year 2000 Computer Issues

  Year 2000 issues relate to the ability of computer programs or equipment to accurately calculate, store or use dates after December 31, 1999. To date in 2000, the Company has not had any significant problems relating to these issues. The Company did not incur any significant costs relating to the assessment and remediation of year 2000 issues.

ITEM 7A. Market Risk

  The Company sells approximately 60% of its natural gas under long-term, fixed price contracts, and swap agreements and therefore, benefits from significant predictability of its natural gas revenues. Commodity market price fluctuations affect natural gas volumes that are not sold under contract, and also affect crude oil sales that are not hedged.

  In addition, the Company has entered into interest rate swap agreements covering $50 million in debt. These agreements consist of one covering $25 million through May 8, 2000, which converts the debt floating LIBOR base rate to a 5.75% fixed rate, and a second for $25 million through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70% fixed rate. Interest expense for the year ended December 31, 1999 was $283,645 higher as a result of these rate swaps (see also Note 8 in the Financial Statements).

                           QUICKSILVER RESOURCES INC.

ITEM 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
QUICKSILVER RESOURCES INC.
Independent Auditors' Report..............................................   23
Consolidated Balance Sheets December 31, 1999 and 1998....................   24
Consolidated Statements of Income for the Years Ended December 31, 1999
 and 1998.................................................................   25
Consolidated Statements of Stockholder's Equity for the Years Ended
 December 31, 1999 and 1998...............................................   26
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999 and 1998............................................................   27
Notes to Consolidated Financial Statements for the Year Ended December 31,
 1999.....................................................................   28

PREDECESSOR FINANCIAL STATEMENTS

MSR EXPLORATION LTD. AND SUBSIDIARIES
Independent Auditors' Report..............................................   42
Consolidated Statement of Income for the Period Ended December 31, 1997...   43
Consolidated Statement of Cash Flows for the Period Ended December 31,
 1997.....................................................................   44
Notes to Consolidated Financial Statements for the Period Ended December
 31, 1997.................................................................   45

MERCURY EXPLORATION COMPANY--TRANSITION REPORTS
Independent Auditors' Report..............................................   54
Consolidated Statements of Income for the Year Ended September 30, 1997
 and the Three Months Ended December 31, 1997.............................   56
Consolidated Statement of Cash Flows for the Year Ended September 30,
 1997.....................................................................   57
Consolidated Statement of Cash Flows for the Three Months Ended December
 31, 1997.................................................................   58
Notes to Consolidated Financial Statements for the Year Ended September
 30, 1997 and the Three Months Ended December 31, 1997....................   60

MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP
Independent Auditors' Report..............................................   69
Statement of Income for the Year Ended December 31, 1997..................   70
Statement of Cash Flows for the Year Ended December 31, 1997..............   71
Notes to Financial Statements.............................................   72

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

  We have audited the accompanying consolidated balance sheets of Quicksilver Resources Inc. (the Company) as of December 31, 1999 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Fort Worth, Texas
March 10, 2000

                           QUICKSILVER RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS
          For the Years Ended December 31, 1999 and December 31, 1998
              (In thousands, except for share and per share data)

                                                               1999      1998
                                                             --------  --------
                           ASSETS
Current Assets
  Cash and cash equivalents................................. $  2,557  $    294
  Accounts receivable, net of allowance for doubtful
   accounts of $1,350 at December 31, 1999..................   15,555     7,776
  Inventories and other current assets......................      780       751
                                                             --------  --------
    Total current assets....................................   18,892     8,821
Investments in Equity Affiliates............................    3,100       --
Properties, Plant and Equipment -- Net ("full cost")........  170,800   134,810
Other Assets................................................    1,510       969
                                                             --------  --------
                                                             $194,302  $144,600
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt......................... $  2,134  $     67
  Accounts payable..........................................    7,234     5,772
  Accrued liabilities.......................................    2,356     1,691
                                                             --------  --------
    Total current liabilities...............................   11,724     7,530
Long-term debt..............................................   94,952    84,972
Other Long-Term Liabilities.................................    2,800     1,338
Deferred Income Taxes.......................................   15,088    11,953
Minority Interest...........................................      187     6,219
Stockholders' Equity
  Preferred stock, par value $0.01 Authorized 10,000,000
   shares issued and outstanding -- none....................      --        --
  Common Stock, par value $0.01 Authorized 40,000,000 shares issued 17,994,900 and 11,510,800 outstanding 17,984,092
   and 11,510,800...........................................      180       115
Paid in capital in excess of par value......................   61,383    27,574
Treasury Stock of 10,808 shares.............................      (73)      --
Retained earnings...........................................    8,061     4,899
                                                             --------  --------
    Total stockholders' equity..............................   69,551    32,588
                                                             --------  --------
                                                             $194,302  $144,600
                                                             ========  ========

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1999 and 1998
                   (In thousands, except for per share data)

                                                                1999    1998
                                                               ------- -------
Revenues
  Gas sales................................................... $37,076 $35,713
  Oil sales...................................................  10,540   6,367
  Other income................................................   4,704   3,607
                                                               ------- -------
    Total revenues............................................  52,320  45,687
Expenses
  Operating expenses..........................................  21,045  17,781
  Depletion and depreciation..................................  14,036  12,365
  Provision for doubtful accounts.............................   1,350     --
  General and administrative..................................   4,163   1,430
  Interest....................................................   8,703   6,698
                                                               ------- -------
    Total expenses............................................  49,297  38,274
                                                               ------- -------
Income before income taxes and minority interest..............   3,023   7,413
                                                               ------- -------
Minority interest in net loss of MSR Exploration Ltd..........     141     758
                                                               ------- -------
Income before income taxes....................................   3,164   8,171
Total income tax expense......................................       2   3,286
                                                               ------- -------
Net Income.................................................... $ 3,162 $ 4,885
                                                               ======= =======
Basic and diluted earnings per share.......................... $  0.24 $  0.42
                                                               ======= =======
Basic and diluted weighted average number of shares
 outstanding..................................................  13,151  11,511
                                                               ======= =======


   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998
              (In thousands, except for share and per share data)

                                                               1999     1998
                                                              -------  -------
Common Stock, par value $0.01 authorized 40,000,000 shares
  Balance at January 1, 1999 (11,510,800 shares outstanding)
   and inception January 1, 1998 (100,000 shares
   outstanding).............................................. $   115  $     1
  Sale of common stock (5,100,000 shares)....................      51      --
  Stock dividend retroactively applied (10,211,000 shares)...     --       102
  Merger with MSR Exploration Ltd., shares under common
   control for merger effective on March 4, 1999,
   retroactively applied (1,200,000 shares issued)...........     --        12
  Common stock issued for purchase of minority interest......      14
                                                              -------  -------
  Balance at end of year (17,984,092 shares at December 31,
   1999 and 11,510,800 at December 31, 1998).................     180      115
                                                              -------  -------
Paid in Capital in Excess of Par Value
  Balance at beginning of Year...............................  27,574   27,851
  Acquisition of minority interest...........................  10,629      --
  Sale of common stock.......................................  23,806      --
  Stock registration fees....................................    (626)    (149)
  Merger with MSR Exploration Ltd., retroactively applied....     --      (128)
                                                              -------  -------
  Balance at end of year.....................................  61,383   27,574
                                                              -------  -------
Treasury Stock
  Balance at beginning of Year...............................     --       --
  Purchase of treasury stock (10,808 shares).................     (73)     --
                                                              -------  -------
  Balance at end of year, at cost............................     (73)     --
                                                              -------  -------
Retained Earnings
  Balance at beginning of Year...............................   4,899      --
  Merger with MSR Exploration Ltd., retroactively applied....     --        14
  Net income.................................................   3,162    4,885
                                                              -------  -------
  Balance at end of year.....................................   8,061    4,899
                                                              -------  -------
Total Common Stockholders' Equity............................ $69,551  $32,588
                                                              =======  =======


   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except number of shares)

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Operating Activities:
  Net income......................................... $     3,162  $     4,885
  Charges and credits to net income not affecting
   cash
    Depletion and depreciation.......................      14,036       12,365
    Deferred income taxes............................         --         2,336
    Recognition of unearned revenues.................        (538)      (1,342)
    Change in minority interest in subsidiary........        (141)        (758)
    Loss from equity affiliates......................          99          --
    Amortization of deferred loan costs..............         244           66
    Provision for doubtful accounts..................       1,350          --
  Changes in assets and liabilities
    Accounts receivable..............................      (9,129)      (6,609)
    Inventory, prepaid expenses and other............         (14)         (97)
    Accounts payable.................................       1,462        4,410
    Accrued liabilities..............................        (311)       1,099
                                                      -----------  -----------
Net Cash from Operating Activities...................      10,220       16,355
                                                      -----------  -----------
Investing Activities:
  Acquisition of properties and equipment............     (40,253)     (16,097)
  Acquisition of pipeline and facilities.............      (3,199)         --
  Proceeds from sale of properties...................       1,164          --
                                                      -----------  -----------
Net Cash Used for Investing Activities...............     (42,288)     (16,097)
                                                      -----------  -----------
Financing Activities:
  Notes payable, bank proceeds.......................      35,365       10,493
  Principal payments on long-term debt...............     (23,342)     (10,271)
  Payments to acquire treasury stock.................         (73)         --
  Deferred financing and stock registration costs....        (800)        (829)
  Sale of common stock...............................      23,180          --
                                                      -----------  -----------
Net Cash from (used for) Financing Activities........      34,330         (607)
                                                      -----------  -----------
Net Increase (Decrease) in Cash......................       2,263         (349)
Cash at Beginning of Period..........................         294          643
                                                      -----------  -----------
Cash at End of Period................................ $     2,557  $       294
                                                      ===========  ===========
Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest expense................. $     8,190  $     5,617
                                                      ===========  ===========
  Cash payments for income taxes..................... $       306  $       600
                                                      ===========  ===========
  Common stock of 1,377,000 shares used for
   acquisition of minority interest in MSR........... $    10,327  $       --
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year Ended December 31, 1999

1. FORMATION OF QUICKSILVER

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

  In exchange for the contribution of properties and debt, Quicksilver issued shares of common stock. The common stock was issued to contributing parties based on their ownership interest in the oil and gas properties. The oil and gas properties were evaluated based on the net present value of their reserves, discounted at 10% and reduced for any associated debt. The conversion of debt to equity was valued at its face value. The net values for all properties and debt were summarized, and the percentage of each contributed piece to the total was used to allocate shares of common stock back to the shareholders.

2. SIGNIFICANT EVENTS

  The year 1999 was a transition year for Quicksilver including significant acquisitions and the sale of 5,100,000 shares of common stock.

Mergers and Acquisitions

  On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd. Prior to the merger Quicksilver Energy, L.C., Mercury, and the principal stockholders of Mercury, comprised of the Darden family (the "Mercury Group"), controlled Quicksilver through their approximate 74% ownership of Quicksilver. The Mercury Group was considered to control MSR because the Mercury Group and two other individuals affiliated with Mercury own approximately 46.5% of the MSR common stock, controlled MSR's executive committee of its board of directors, and held warrants to purchase 11 million shares of MSR common stock. Accordingly, Quicksilver was considered the "accounting acquirer" and transferred approximately 46.5% of MSR's net assets to Quicksilver at historical cost. The remainder of MSR's net assets, approximately 53.5% that relate to minority interests, were valued and recorded based on the purchase method of accounting. Although the merger did not occur until 1999, MSR's financial statements have been combined with the Company's as the entities were under common control. Also, a minority interest has been reflected on the December 31, 1998, balance sheet and statement of income since the merger occurred subsequent to year-end.

  The merger qualified as a tax-free exchange and was accounted for in part as a pooling of interest for entities under common control, with the minority interest accounted for under the purchase method. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR Exploration Ltd. based on a conversion ratio of 1 share (the merger exchange ratio) of the Company's common stock for ten (10) shares of MSR common stock. MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 24,857 shares and 1,133,750 shares, respectively. The minority interest reflected on the Company's 1998 balance sheet and statement of income was approximately 53.5% of MSR's net assets and results of operations for the period.

                          QUICKSILVER RESOURCES INC.

  The Company's financial statements have been restated for the period prior to the business combination to include the combined financial results of the Company and MSR. There were no significant inter-company transactions between the Company and MSR Exploration Ltd. Total revenues, income (loss) before income taxes, and net income for the year ended December 31, 1998, for the individual companies prior to the merger are as follows in thousands:

                            Quicksilver Resources Inc. MSR Exploration Ltd.  Total
                            -------------------------- -------------------- -------
   Total Revenues..........          $41,873                 $ 3,814        $45,687
   Income (loss) before
    income taxes...........          $ 8,829                 $(1,416)       $ 7,413
   Net income (loss).......          $ 5,559                 $  (674)       $ 4,885

 Unocal Property Acquisition

  On May 17, 1999, the Company purchased from Union Oil Company of California ("Unocal") all of Unocal's natural gas and crude oil assets in Michigan. The assets purchased, consisting of ownership interests in the Garfield unit and the Beaver Creek unit, include approximately 20,000 net leasehold acres and about 13,000 Mcf net equivalent production per day. Quicksilver's ownership in Garfield increased to 99% from 54% and now contributes approximately 38% of Quicksilver's revenue.

  The purchase price for the Unocal acquisition was $25.8 million cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price totaling $3 million was placed in escrow and will be distributed to Unocal over a three-year period, subject to downward adjustment in correlation to certain costs, expenses, and liabilities which may be incurred during this period. The Company financed the cash portion of the purchase price with borrowings under a bank credit facility, which permits the Company to obtain revolving credit loans and to issue letters of credit from time to time in an aggregate amount not to exceed the lesser of a borrowing base limitation or $200 million. Lenders under the bank credit facility include Bank of America, Frost National Bank, and Paribas.

 Beaver Creek Pipeline Acquisition

  On June 23, 1999 the Company, together with Mercury Michigan, Inc., an affiliate of the Company's largest stockholder, formed Beaver Creek Pipeline, L.L.C. to acquire the Beaver Creek Pipeline, a 125-mile natural gas pipeline extending from the Beaver Creek field in northern Michigan to Midland, Michigan. The Company invested $2,644,000 for its 50% interest in Beaver Creek Pipeline, L.L.C.

 MGV Energy Acquisition

  On August 26, 1999, the Company purchased an 89.5% interest in MGV Energy, Inc., which is a Calgary-based natural gas production company, for $1.6 million. MGV is involved in a joint venture relationship with Pan Canadian, one of the largest independent oil and gas companies in Canada. Under the arrangement, MGV identifies acquisition and development prospects for Pan Canadian within a 36,000 square mile area of mutual interest in southern Alberta. Should Pan Canadian decide to acquire a submitted prospect, MGV has a right to participate in the acquisition at up to a 20% level. MGV is free to pursue on its own any prospects outside of the area of mutual interest and also may take 100% of any prospect within the area of mutual interest, which Pan Canadian rejects. In August 1999, MGV made its first acquisition of an interest in 375 existing wells in southern Alberta, Canada, incurring approximately $2.1 million of debt to finance its purchase. MGV acquired current daily net production of 1.2 Mmcf of natural gas and 9.9 Bcf of proved reserves.

                          QUICKSILVER RESOURCES INC.

 Sale of Additional Common Stock

  During November 1999 the Company completed the sale of 5,100,000 shares of its common stock at $5 per share. As a result of the sale, the Darden Family interest in Quicksilver decreased from 75.3% to 54.3%. Net proceeds, after underwriter's commission and selling costs, of $23,180,000 were used to pay down $20,000,000 of long-term debt. The remainder is being used for capital projects.

3. SIGNIFICANT ACCOUNTING POLICIES

  The nature of operations and other significant accounting policies are as follows:

 Nature of Operations

  Quicksilver was formed to own various oil and gas properties in the states of Michigan and Wyoming. Substantially all of the Company's revenue is derived from the production and sale of natural gas, crude oil, condensate, and plant products.

  The consolidated financial statements include the accounts of Quicksilver and its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for on the equity method. All material inter-company transactions are eliminated.

 Cash Equivalents and Time Deposits

  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Accounts Receivable

  The Company's customers are large oil and natural gas purchasers. The Company does not require collateral, and receivables are generally due in 30-60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established.

 Major Customers

  During 1999, three purchasers accounted for approximately 31%, 24%, and 10%, respectively, of the Company's total consolidated oil and gas sales. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

 Inventories

  Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of crude oil in tanks and well equipment spare parts and supplies.

 Properties, Plant, and Equipment

  The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and

                          QUICKSILVER RESOURCES INC.

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

  The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a 10% interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

  Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

  Other plant and equipment are depreciated on the straight-line basis as follows:

  Gas processing plants and gathering systems--over fifteen to twenty years

  Other equipment--over ten years

  Building--over forty years

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

 Revenue Recognition

  The Company recognizes revenue as quantities of oil and gas are sold or volumes of gas are transported to the buyer, and utilizes the sales method of accounting for oil and gas imbalances. The Company's net imbalance was immaterial at December 31, 1999.

 Environmental Compliance and Remediation

  Environmental compliance costs, including on going maintenance and monitoring, are expensed as incurred. Environmental remediation costs, which improve the condition of a property, are capitalized.

                          QUICKSILVER RESOURCES INC.

 Deferred Charges

  Financing charges related to the acquisition of debt are deferred and amortized on a straight-line basis over the term of that debt.

 Income Taxes

  Deferred taxes are established for all temporary differences between the book and the tax basis of assets and liabilities, at rates, which will be in effect in years the temporary differences, are expected to reverse. Net operating loss carry forward (NOL) deferred tax assets are reviewed annually for recoverability, and are recorded net of a valuation allowance if necessary.

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

 Hedging Transactions

  The Company hedges a portion of its natural gas and crude oil sales not sold under fixed price contracts, and a portion of its interest expense. Product sale hedges are settled monthly, any gains or losses are recognized in revenue in the applicable month.

  The differential to be paid or received on interest rate swaps is accrued as interest rates change and recognized in interest expense over the life of the agreements. The effect of extinguishments, maturities, terminations and sales is recorded in earnings in the period the instrument terminates.

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

 Change in Presentation

  Certain reclassifications have been made for presentations adopted in 1999, including reclassification of marketing and processing costs to operating expense. These costs were previously reported as deductions from revenue, all prior periods have been reclassified.

 Earnings per share

  Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS include shares issuable on the exercise of stock options and warrants if the conversion is dilutive.

 Recently Issued Accounting Standards

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which has now been deferred to fiscal years beginning after June 15, 2000. This statement establishes accounting and

                          QUICKSILVER RESOURCES INC.

reporting standards for derivative instruments and for hedging activities. Management anticipates additional disclosure when the standard is adopted.

4. ACCOUNTS RECEIVABLE

  On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management considers a portion of the approximately $2,450,000 account receivable associated with this purchaser to be uncollectible; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter and remains in place at year-end. All contracts with that purchaser have been terminated, and the gas has been recontracted with a credit-worthy purchaser. The Company believes that based on information currently available regarding the bankruptcy proceeding, the net receivable will be recovered.

5. PROPERTIES, PLANT, AND EQUIPMENT

  Capitalized costs are shown below in thousands.

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Proved oil and gas properties...................... $   223,746  $   178,128
   Unproved oil and gas interests.....................       4,926        3,584
   Accumulated depletion and depreciation.............     (65,075)     (53,225)
                                                       -----------  -----------
                                                       $   163,597  $   128,487
   Other equipment....................................      11,758       10,064
                                                       -----------  -----------
   Accumulated depreciation...........................      (4,554)      (3,741)
                                                       $   170,800  $   134,810
                                                       ===========  ===========

6. OTHER ASSETS

  Other assets, in thousands, consist of:

                                                       Year Ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Deferred loan cost................................. $     1,510  $       755
   Less accumulated amortization......................        (307)         (91)
                                                       -----------  -----------
   Net deferred loan costs............................       1,203          664
   Environmental escrow bonds.........................         307          305
                                                       -----------  -----------
                                                       $     1,510  $       969
                                                       ===========  ===========

7. NOTES PAYABLE AND LONG-TERM DEBT

                                                       Year Ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Long-term debt, in thousands, consists of:
     Notes payable to a bank.......................... $    94,850  $    84,841
     Various loans....................................       2,236          198
                                                       -----------  -----------
                                                            97,086       85,039
     Less current maturities..........................      (2,134)         (67)
                                                       -----------  -----------
                                                       $    94,952  $    84,972
                                                       ===========  ===========

                          QUICKSILVER RESOURCES INC.

  Long-term debt maturities are as follows, in thousand of dollars:

   Years Ending
   ------------
   2000................................................................. $ 2,134
   2001.................................................................     --
   2002.................................................................     --
   2003.................................................................     --
   Thereafter...........................................................  94,952
                                                                         -------
                                                                         $97,086
                                                                         =======

  As part of merger of the Company with MSR on March 4, 1999, the Company entered into a new five year Credit Facility agreement. The existing debt of $73,993,000 and $10,848,000 from Quicksilver and MSR was transferred into the new Credit Facility. The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $200 million. The Borrowing Base is currently $95 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.65% or bank prime. On December 16, 1999, the Company locked in its interest rate at 8.465% for the next six months on $8,000,000. On September 9,1999, the Company locked in its interest rate at 8.315% for the next six months on $84,850,000. The Company's interest rate was 8.5% for November 17, 1999 through December 31, 1999 on $2,000,000. The collateral for these loan agreements consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, and debt service ratio. The Company currently is in compliance with all such restrictions.

  MGV Energy Inc., (see note 2) incurred US$2,133,730 in debt in the acquisition of the Monogram Unit in August, 1999. The interest rate is 0.75% over Canadian Imperial Bank of Commerce ("CIBC") prime. CIBC prime was 6.5% as of December 31, 1999.

8. FINANCIAL INSTRUMENTS

 Strategy and Risk

  The Company uses derivative financial instruments in limited instances and for other trading purposes to manage risk as it relates to gas and oil sales and interest rates. Where the Company has fixed interest rates or gas and oil sales through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements: however, it has also limited future gains from favorable movements.

 Market and Credit Risk

  The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counter parties and monthly settlements.

 Commodity Price

  The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and gas production. These contracts consist of price ceilings and floors, no-cost collars and fixed price swaps.

                          QUICKSILVER RESOURCES INC.

  As of December 31, 1999, the Company has zero-cost financial contracts ("collars") in place that hedged a total of 1,000 barrels of oil per day ("MMcf/d") through July 2000 and 500 barrels of oil per day through November 2000. The first set of contracts had a weighted average ceiling price of approximately $20.65 per barrel and the second set of contracts had a ceiling price of $25.85 per barrel. These contracts had a floor price of $18.50 and $21.00 per barrel, respectively.

  The Company also has fixed price swaps for 500 barrels per day at $19.35 per barrel through July 2000 and 7,500 mcf per day at $2.40 per mcf through April 2004. MGV Energy Inc. has a fixed price swap for an average of 20,852 Giga Joules (which approximates 20,800 mcf) per month at $3.09 Canadian through October 2004.

  Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on the futures market prices at December 31, 1999, the Company would expect to pay approximately $1.0 million on the oil hedge contracts and pay approximately $1.1 million on the natural gas hedge contract. If the futures market prices were to increase 10% from those in effect at December 31, 1999, the Company would be required to make additional cash payments of approximately $737,000 under the oil contracts and $2.25 million under the gas contracts.

  As a result of these hedging activities in 1999, gas revenues were decreased by $245,150 and oil revenues were decreased by $776,099.50.

 Interest Rates

  The Company controls its overall risk of fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used as one of the tools to obtain the targeted mix.

  At December 31, 1999, the Company had outstanding interest rate swaps on $50 million of notional principal amount of debt (51% of the total debt portfolio). These agreements consist of one covering $25 million through May 8, 2000, which converts the debt floating LIBOR base rate to a 5.75% fixed rate, and a second for $25 million through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70% fixed rate. Interest expense for the year ended December 31, 1999 was $283,645 higher as a result of these rate swaps.

9. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999, and December 31, 1998, are as follows in thousands:

                                                                 1999    1998
                                                                ------- -------
   Deferred tax assets
     Tax credit sale and unearned income....................... $ 3,709 $ 3,811
     Net operating loss carry-forwards.........................   4,171   2,500
     Reserve for bad debt......................................     459     --
       Other carryforwards.....................................   1,097     --
                                                                ------- -------
       Total deferred tax assets...............................   9,436   6,311
   Deferred tax liabilities
     Properties, plant, and equipment..........................  24,524  18,264
                                                                ------- -------
       Net deferred tax liabilities............................ $15,088 $11,953
                                                                ======= =======

                          QUICKSILVER RESOURCES INC.

  The provisions for income taxes for the years ended December 31, 1999 and 1998 are as follows, in thousands:

                                                                 1999     1998
                                                                ------   ------
   United States Federal
    Current.................................................... $ (934)  $  950
    Deferred...................................................    936    2,336
                                                                ------   ------
                                                                $    2   $3,286
                                                                ======   ======

  A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 1999 and 1998 are as follows:

                                                                 1999     1998
                                                                ------   ------
   U.S. federal statutory tax rate.............................  34.00 %   34.0%
   Change in net operating loss carry-forwards................. (33.49)%    6.2%
   Permanent differences.......................................  (0.51)%      0%
                                                                ------   ------
   Effective income tax rate...................................      0 %   40.2%
                                                                ======   ======

  Net operating losses of approximately $12,500,000 are available for carryover beginning in the year 2000 to reduce future US taxable income. The net operating losses will begin to expire in 2001. Under Internal Revenue Code
Section 382, a change of ownership was deemed to have occurred for MSR in 1998. Due to the limitations imposed by Section 382, a portion of MSR's net operating losses could not be utilized and are not included in deferred tax assets.

10. OTHER LONG-TERM LIABILITIES

  The Quicksilver Properties include certain properties which carry IRS Code
Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production. During 1997 these credits were conveyed through the sale of the working interests to a bank. The agreement with the bank provided that the Company would receive cash, payment for future production on the properties, and payment for a portion of tax credits taken by the bank. The agreement included a fixed payment note which provides for the Company to receive a minimum of approximately $7 million plus interest for the future production on the properties. A portion of the initial cash payment represented an advance payment for the first eighteen months of tax benefits. As of December 31, 1999, and December 31, 1998, a balance of $800,000 and $1,338,000 respectively, in unearned revenues existed as a result of the cash consideration received in excess of the tax benefit earned. The balance of $800,000 will remain unearned until the tax benefits of the IRS Code Section 29 expire at December 31, 2002. Long-term liabilities also include $2 million representing the non-current portion of the Unocal Property acquisition discussed in note 2.

11. STOCKHOLDERS' EQUITY

  The Company is authorized to issue 40 million shares of common stock with a par value of one cent ($0.01) and 10 million shares of preferred stock with a par value of one cent ($0.01). At December 31, 1999, the Company had 17,984,092 shares of common stock outstanding, excluding the 404,381 unregistered shares contingently issuable to Unocal (see note 2) and no shares of preferred stock outstanding.

  The Company has outstanding warrants to sell common stock of 550,000 shares at $12.50 per share, 550,000 shares at $20.00 per share, 28,000 shares at $33.75 per share, and 5,750 shares at $0.10 per share

                          QUICKSILVER RESOURCES INC.

(exercisable only after the closing price of the Company's common stock reaches $10 per share) and options to sell 24,857 shares of common stock at $8.75 per share.

 Sale of Additional Common Stock

  During November 1999 the Company completed the sale of 5,100,000 shares of its common stock at $5 per share. As a result of the sale, the Darden Family interest in Quicksilver decreased from 75.3% to 54.3%. Net proceeds, after underwriter's commission and selling costs of $23,180,000 were used to pay down $20,000,000 of long-term debt and the remainder is being used for capital projects.

 Stock Option Plan

  On October 4, 1999 the Board of Directors adopted the 1999 Stock Option and Stock Retention Plan, which will be submitted to stockholders for approval at the next annual stockholders' meeting expected to be held in the second quarter of 2000. There are 1.3 million shares of common stock reserved under the plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards.

12. RELATED PARTY TRANSACTIONS

  As of December 31, 1999, the Darden Family directly and beneficially own 10.43% of Quicksilver's outstanding common stock. The Darden family effectively has 56.53% beneficial ownership in Quicksilver including shares owned by Mercury Exploration Company (Mercury), and Quicksilver Energy L.C., company's owned by the Darden's. Under an operating agreement entered into 1998, Mercury managed Quicksilver's business and acted as operator of oil and gas properties. In March 1999 Quicksilver and Mercury entered into a new agreement whereby Mercury provides certain accounting services and operates the oil and gas properties, including the daily activity of producing oil and/or gas from individual wells and leases, and continues to provide services as an operator under existing operating agreements. Mercury's compensation consists of payments and overhead reimbursements to which it or the Company is entitled as operator under existing and future operating agreements for the properties. Mercury was paid $1,987,000 under the management agreement in 1999. In addition, the Company reimbursed Mercury or one of its affiliates for office rent, computer services, marketing services, interest on debt and other administrative costs not covered under the management agreement in the amount of $614,000 during 1999.

  Under terms of the management agreement with Mercury, Mercury pays account payable attributable to the Company's operations for which it is reimbursed. At any point in time, the average balance of the amount owed to Mercury as reimbursement ranges from $2,400,000 to $2,900,000. As of December 31, 1999 the Company had no significant outstanding balances payable to Mercury under the management agreement.

  In June 1999, Quicksilver and its affiliate, Mercury, formed Beaver Creek Pipeline, L.L.C. Quicksilver and Mercury each acquired a 50% interest in Beaver Creek. Beaver Creek purchased from Dow Chemical a 125-mile natural gas pipeline extending from our Beaver Creek field in northern Michigan to the Midland, Michigan industrial corridor. A number of large end-use customers, including Dow Chemical, are located in the area of the pipeline and the Company expects demand for natural gas to significantly increase from those end-users due to increasing industrial activity and power generation in the area. Quicksilver expects this pipeline acquisition to decrease its transportation expenses and, as a result, increase the net prices received for its natural gas.

13. SUBSEQUENT EVENTS

  On March 5, 2000, the Company signed a purchase and sale agreement with CMS Oil & Gas Company ("CMS"), a subsidiary of CMS Energy Corporation, to acquire CMS' upstream oil and gas companies and

                          QUICKSILVER RESOURCES INC.

related properties (the "CMS Properties") located in Michigan for $163 million, subject to adjustments (the "CMS Acquisition"). The CMS Properties consist of interests in 3,049 gross (650 net) active producing oil and gas wells located on 511,641 gross (449,784 net) acres. Holditch-Reservoir Technologies Consulting Services ("Holditch"), a Schlumberger company, estimates proved reserves attributable to the CMS Acquisition of 315.1 Bcf of natural gas and 747.8 Mbbls of crude oil and condensate, and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe with an estimated SEC PV-10 value of $184.0 million. Approximately 81% of the proved reserve volumes is classified as proved developed. Current daily production from the CMS properties is estimated to be 48 Mmcfe. Located primarily in the Antrim Shale and Niagaran formations in Michigan, the CMS properties will complement Quicksilver's existing assets and will more than double the Company's total production. The acquisition of the CMS properties will complement the current operations and infrastructure that Quicksilver has established in Michigan, further positioning the Company to continue to increase its ownership position in that region on a cost competitive basis. The Company issued 3,650,000 shares of its common stock to CMS as part of an earnest money performance deposit. Such shares will be refunded to the Company at closing, expected to occur on or before March 31, 2000. If CMS terminates the Purchase and Sale Agreement due to misrepresentations, breach of warranties, or non-performance of material obligations, covenants, and agreements by Quicksilver under the Purchase and Sale Agreement, and the transaction does not close, CMS will be entitled to retain the 3,650,000 shares. Further, CMS will have the right to require the Company to repurchase 25% of the shares on each of June 30, 2000; September 30, 2000; December 31, 2000; and March 31, 2000 at $4.125 per share, $4.25 per share, $4.375 per share, and $4.50 per share, respectively.

  The Company plans to finance the acquisition by the issuance of $50 million Senior Subordinated Notes, the incurrence of $94 million incremental bank credit facility and the sale of $25 million of Section 29 tax credits.

14. SUPPLEMENTAL INFORMATION (UNAUDITED)

 Selected Quarterly Data

                                           Mar 31    Jun 30   Sep 30   Dec 31
                                          --------  -------- -------- --------
                                          In thousands, except per share data
   1998
   Operating Revenues.................... $ 11,629  $ 11,456 $ 11,778 $ 10,824
   Income before income taxes and
    minority interest....................    1,906     1,871    2,246    1,390
   Net income............................    1,296     1,290    1,958      341
   Basic and diluted net income (loss)
    per share............................     0.11      0.11     0.17     0.03
   1999
   Operating Revenues.................... $  9,031  $ 11,554 $ 14,821 $ 15,602
   Income (loss) before income taxes and
    minority interest....................     (876)      339    1,524    2,036
   Net income (loss).....................     (485)      224    1,011    2,412
   Basic and diluted net income (loss)
    per share............................    (0.04)     0.02     0.08     0.18

 Supplemental Information for Oil and Gas Producing Activities

  The Company's proved oil and gas reserves at December 31, 1999 and 1998, have been estimated by Holditch-Reservoir Technologies Consulting Services in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

  There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the present values

                          QUICKSILVER RESOURCES INC.

should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

 Estimated Reserves

  Changes in the estimated net quantities of crude oil and natural gas reserves, which are primarily located in the continental United States, Canadian reserves are immaterial, are as follows:

 Reserve Quantities

                                                                  Gas     Oil
                                                                -------  ------
                                                                (Mmcf)   (Mbbl)
   Proved Reserves
     As of January 1, 1998..................................... 138,834  24,536
       Revision of estimates...................................     --   (5,886)
       Extensions and discoveries..............................  29,683     --
       Production for 1998..................................... (15,315)   (667)
                                                                -------  ------
     As of January 1, 1999..................................... 153,202  17,983
       Revision of estimates...................................  16,323  (4,646)
       Purchases for 1999......................................  45,163   2,673
       Sales of reserves in place..............................    (613)     (5)
       Production for 1999..................................... (16,042)   (724)
                                                                -------  ------
     As of December 31, 1999................................... 198,033  15,281
                                                                =======  ======
   Proved Developed Reserves
     As of January 1, 1998..................................... 119,669   8,932
     As of January 1, 1999..................................... 123,743   9,829
     As of December 31, 1999................................... 140,354   9,954

 Standardized Measure

  The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC.

  These regulations provide that the oil, condensate, and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract. Future production, development, and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor for the years ended December 31, 1999, 1998 and 1997, in thousands of dollars.

                                                1999       1998       1997
                                              ---------  ---------  ---------
   Future cash flows......................... $ 913,485  $ 607,336  $ 629,499
   Future production and development costs...  (462,822)  (331,599)  (300,273)
   Future income tax expense.................  (104,715)   (55,106)   (46,733)
                                              ---------  ---------  ---------
   Future net cash flows.....................   345,948    220,631    282,493
   10% annual discount for estimated timing
    of cash flows............................  (141,899)   (92,212)  (134,848)
                                              ---------  ---------  ---------
   Standardized measure of discounted future
    net cash flows........................... $ 204,049  $ 128,419  $ 147,645
                                              =========  =========  =========

                          QUICKSILVER RESOURCES INC.

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                     1999      1998      1997
                                                   --------  --------  --------
Net changes in price and production costs........  $ 72,641  $  3,199  $ (5,362)
Development costs incurred.......................     9,486     8,283     3,303
Revision of estimates............................   (17,089)  (21,708)    2,908
Changes in estimated future development costs....    (7,196)  (13,763)   (1,654)
Purchase and sale of reserves, net...............    61,919     1,715    32,247
Extensions, discoveries and improved recovery,
 net of future production and development costs..       --     18,246       --
Net change in income taxes.......................   (26,829)   (7,871)   13,519
Sales of oil and gas net of production costs.....   (26,571)  (24,346)  (28,013)
Accretion of discount............................    12,842    14,765    11,558
Other............................................    (3,573)    2,254   (10,217)
                                                   --------  --------  --------
Net increase (decrease)..........................  $ 75,630  $(19,226) $ 18,289
                                                   ========  ========  ========

  Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

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

  Costs incurred in oil and gas property acquisition, exploration, and development activities for the year ended December 31, 1999 and 1998, in thousands:

                                                                 1999    1998
                                                                ------- -------
   Acquisition of properties................................... $40,272 $ 1,715
   Exploration costs...........................................     --    1,095
   Development costs...........................................   9,486   8,283
                                                                ------- -------
     Total..................................................... $49,758 $11,093
                                                                ======= =======

  Capitalized cost for oil and gas properties at December 31, 1999 and 1998, in thousands:

                                                               1999      1998
                                                             --------  --------
   Proved oil and gas properties............................ $223,746  $178,128
   Unproved oil and gas interests...........................    4,926     3,584
   Accumulated depletion and depreciation...................  (65,075)  (53,225)
                                                             --------  --------
                                                             $163,597  $128,487
                                                             ========  ========

                          QUICKSILVER RESOURCES INC.

  Results of operations from producing activities, for the year ended December 31, 1999 and 1998, in thousands:

                                                             1999      1998
                                                           --------  --------
   Oil and gas sales...................................... $ 47,616  $ 42,080
   Operating expenses.....................................  (21,045)  (17,781)
   Depletion and depreciation.............................  (13,315)  (12,198)
                                                           --------  --------
                                                             13,256    12,148
   Income taxes...........................................       (2)   (4,130)
                                                           --------  --------
   Results of operations from producing activities
    (excluding corporate overhead and interests costs).... $ 13,254  $  8,018
                                                           ========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas

  We have audited the accompanying consolidated statements of income and cash flows of MSR Exploration Ltd. and subsidiaries (the Company) for the period from inception March 7, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the period from inception March 7, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Fort Worth, Texas
March 25, 1998
(December 18, 1998 as to Note 12)

                     MSR EXPLORATION, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
       For the Period from Inception, March 7, 1997 to December 31, 1997

Revenue
  Oil sales......................................................  $   257,000
  Gas sales......................................................      570,000
  Interest and other income......................................       27,000
                                                                   -----------
    Total revenues...............................................      854,000
                                                                   -----------
Expenses
  Operating expenses.............................................      228,000
  Production taxes...............................................       68,000
  Depletion and depreciation.....................................      220,000
  General and administrative.....................................      146,000
  Interest.......................................................      147,000
                                                                   -----------
    Total expenses...............................................      809,000
                                                                   -----------
Income before income taxes.......................................       45,000
Income tax (expense) benefit.....................................      (15,000)
                                                                   -----------
Net income.......................................................  $    30,000
                                                                   ===========
Basic and diluted earnings per share.............................  $       --
                                                                   ===========
Basic weighted average number of shares outstanding for the peri-
 od..............................................................   14,801,000
                                                                   ===========
Diluted weighted average number of shares outstanding for the pe-
 riod............................................................   14,838,000
                                                                   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     MSR EXPLORATION, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Period from Inception, March 7, 1997 to December 31, 1997

Operating Activities:
  Net income...................................................... $     30,000
  Charges and credits to net loss not affecting cash
    Depletion and depreciation....................................      220,000
    Deferred income taxes.........................................       15,000
  Changes in assets and liabilities
    Receivables...................................................      236,000
    Inventories and prepaid expenses..............................      (22,000)
    Accounts payable and accrued liabilities......................     (153,000)
                                                                   ------------
Net Cash from (used for) Operating Activities.....................      326,000
                                                                   ------------
Investing Activities:
  Property, plant and equipment expenditures......................     (592,000)
  Cash received in merger.........................................      350,000
  Change in cumulative foreign currency translation...............      (30,000)
                                                                   ------------
Net Cash from (used for) Investing Activities.....................     (272,000)
                                                                   ------------
Financing Activities:
  Principal payments on long-term debt............................   10,575,000
  Proceeds from debt borrowings...................................  (10,040,000)
  Payment of financing costs......................................      (61,000)
                                                                   ------------
Net Cash from (used for) Financing Activities.....................      474,000
                                                                   ------------
Cash at End of Period............................................. $    528,000
                                                                   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ended December 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements of operations and cash flows include the accounts of MSR Exploration Ltd. (the Company), and its wholly owned subsidiaries. The Company's consolidated financial statements include the operations and cash flows of the Company from its inception on March 7, 1997 and Old MSR's operations since October 31, 1997, the effective date of the merger. All significant inter-company transactions and balances have been eliminated in consolidation.

 Principal Business Activity and Merger

  MSR Exploration Ltd. ("the Company"), formerly Mercury Montana, Inc., was organized on March 7, 1997, under the laws of the State of Delaware for the purpose of acquiring from Mercury Exploration Company (Mercury) and thereafter exploring, developing and operating all of the Company's oil and natural gas properties located in Montana (the "Mercury Properties"). Upon formation of the Company, Mercury conveyed to the Company the Mercury Properties and associated debt in exchange for a majority of the then outstanding Company common stock and warrants to purchase additional shares of Company common stock. Certain directors, officers and agents of Mercury also conveyed to the Company certain contractual rights in the Mercury Properties in exchange for shares of Company common stock and warrants. The Mercury Properties included approximately 75 crude oil producing wells, which were subject to a prior production payment, forward-sale agreement between Mercury and a third party covering a period from October 1996 through December 1997. The agreement was the obligation of Mercury; consequently the oil revenue and associated expenses from these properties belonged to Mercury through December 31, 1997, and started accruing to the Company on January 1, 1998.

  On March 26, 1997, MSR Exploration Ltd., ("Old MSR"), an Alberta, Canada corporation, entered into an agreement with the Company, then known as Mercury Montana, Inc. and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of a merger of the Company and Old MSR. The Company was the surviving corporation in the merger and changed its name to MSR Exploration Ltd. after the merger was effective. The merger was accounted for under the purchase method of accounting.

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

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

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

 Major Customers

  For the period from inception March 7, 1997 to December 31, 1997, three purchasers, Rio Vista Energy, Ltd., Montana Power Company, and J.N. Petroleum Marketing, Inc., accounted for approximately 42%, 22% and 11%, respectively of the Company's total consolidated oil and gas sales. The Company has a contract with Montana Power Company which expires January 1, 2004 to sell all gas processed through one of the company's gas plants. Gas prices are re-determined each January during the contract term. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

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

  The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a 10% interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

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

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

  Other plant and equipment are depreciated on the straight-line basis as follows:

    Gas processing plants and gathering systems--over eight years

    Other equipment--over three to seven years

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

 Earnings per Share

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing

                     MSR EXPLORATION LTD. AND SUBSIDIARIES
and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted weighted average number of shares outstanding includes 16,000 shares for the period attributable to the assumed exercise of dilutive common stock options. Earnings per share amounts for 1997 have been presented to conform to the SFAS No. 128 requirements.

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

2. PRODUCTION PAYMENT/FORWARD SALE OF OIL

  The Mercury Properties contributed to the Company by Mercury, upon its inception, were subject to a production payment. Mercury and Supply Development Group, Inc. (SDG) entered into a Production Payment Agreement in October 1996. Pursuant to the agreement SDG was entitled to an aggregate of 320,000 barrels of oil produced from certain properties of Mercury, including the Mercury Properties. Mercury could satisfy this obligation by delivering to SDG proceeds from the sale of oil produced rather than delivering the oil "in kind", unless SDG elected to take oil "in kind". Pursuant to the Merger Agreement among the Company, Old MSR and Mercury dated as of March 26, 1997, as amended, Mercury was entitled to all of the oil revenue and income attributable to the Mercury Properties until the Production Payment Amount had been delivered to SDG; provided that Mercury must reimburse the Company for all costs and expenses of oil production. Mercury's obligation to SDG was satisfied on December 31, 1997. No amounts associated with the Production Payment Agreement are reflected in the Company's financial statements, as the Production Payment Agreement was an obligation of Mercury.

3. PRO FORMA CONDENSED CONSOLIDATED DATA

  The following pro forma condensed consolidated data for the year ended December 31, 1997 is presented as if the merger of the Company with Old MSR had been consummated on January 1, 1996, which includes

                     MSR EXPLORATION LTD. AND SUBSIDIARIES
adjustments to Old MSR. The Company's revenue and expenses subject to a prior forward sale were excluded from the Company's statement of operations and from this pro forma data. Oil revenues and direct operating expenses subject to the forward sale for 1997 were approximately $2,180,000 and $1,536,000 respectively. Revenues and expenses associated with the forward sale began to accrue to the Company on January 1, 1998.

                                                          1997
                                          -------------------------------------
                                          January 1 to From Inception
                                            March 6      March 7 to
                                          Predecessor   December 31   Pro Forma
                                           Historical    Historical   Unaudited
                                          ------------ -------------- ---------
                                           (In thousands, except for per share
                                                        amounts)
   Revenue..............................    $    57       $   854      $ 4,454
   Expenses.............................         31           824        4,604
                                            -------       -------      -------
   Net income (loss)....................    $    26       $    30      $  (150)
                                            =======       =======      =======
   Basic and diluted earnings (loss) per
    share...............................    $   --        $   --       $ (0.01)
                                            =======       =======      =======
   Weighted average number of shares
    outstanding.........................     12,000        12,000       25,777
                                            =======       =======      =======

4. INTEREST EXPENSE

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

5. INCOME TAXES

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

  The Company has U.S. net operating loss carry-forwards of approximately $6,500,000 available to reduce future U.S. taxable income subject to certain limitations. These U.S. net operating loss carry-forwards begin to expire in 2001. The Company also has Canadian expense carry-forwards totaling approximately $2,000,000 available to reduce future Canadian taxable income. These Canadian expense carry-forwards have no expiration date. Use of these U.S. and Canadian carry-forwards is dependent on future taxable income.

6. STOCK OPTION PLAN

  The 1997 Stock Option Plan of the Company (the "Plan") was adopted by the Board of Directors of the Company and approved by its shareholders and became effective as of March 7, 1997. The Plan permits the

                     MSR EXPLORATION LTD. AND SUBSIDIARIES
granting of options to purchase shares of the Company's common stock. All employees and directors of the Company are eligible to participate in the Plan. An aggregate of 250,000 shares of the Company's common stock have been authorized and reserved for issuance under the Plan. The Company's Board of Directors has increased the authorized share to a total of 500,000 shares, subject to shareholder approval. As of December 31, 1997, options to purchase an aggregate of 248,570 shares of the Company's common stock have been granted under the Plan at an exercise price of $0.875 per share. Options are totally vested when granted and must be exercised within five years of the date of grant. The Company's Compensation Committee of the Board of Directors determines who shall be granted options under the Plan and the terms thereof, and administers the Plan. No options may be granted under the Plan after March 7, 2007.

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

7. RELATED PARTY TRANSACTIONS

  On October 31, 1997, the Company and Mercury Exploration Company (Mercury) have entered into a Management Agreement. Pursuant to the Agreement, Mercury will be managing all of the operations of the Company's various oil and gas properties and gas gathering and compression facilities located in Montana and Texas. Mercury will also provide accounting, administrative, and advisory services. The Company agreed to reimburse Mercury for its costs and expenses incurred in connection with managing such operations and pay a management fee equal to 10% of such costs and expenses.

  The term of the Management Agreement is for two years and thereafter for successive one-year terms. At December 31, 1997 the Company owed Mercury approximately $52,000 for payment of costs incurred on behalf of the Company. No management fee has been paid or accrued for the period ended December 31, 1997.

  Mercury owns 6,480,000 shares of the Company's common stock and three of Mercury's directors and officers--Frank Darden, Thomas Darden, and Glenn Darden--are also directors and officers of the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION

  For the period from inception, March 7, 1997, to December 31, 1997, in thousands:

   Cash paid during the year:
     Interest......................................................... $   134
                                                                       =======
     Income taxes..................................................... $   --
                                                                       =======
   Non-cash financing activities
     Purchase of the net assets of Old MSR by issuance of 13,777,014 shares of common stock. Amount includes assets totaling
      $20,034,000, including cash of $350,000, and liabilities
      totaling $8,496,000, including long-term debt of $6,114,000..... $12,538
                                                                       =======
     Consideration for financing costs by issuance of common stock
      warrants........................................................ $    75
                                                                       =======

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

9. STATEMENTS OF REVENUE AND DIRECT OPERATING EXPENSES

                                                 For the Period From January 1
                                                       to March 6, 1997
                                                 -----------------------------
                                                        (in thousands)
   Revenues
     Oil sales..................................             $--
     Gas sales..................................               57
                                                             ----
       Total....................................               57
                                                             ----
   Direct operating expenses
     Operating expenses.........................              --
     Production taxes...........................                7
                                                             ----
       Total....................................                7
                                                             ----
   Excess of revenues over direct operating
    expenses....................................             $ 50
                                                             ====

 a. Basis of Presentation

  Historical financial statements reflecting financial position, results of operations and cash flows required by generally accepted accounting principles are not presented for the period for January 1 to March 6, 1997, as such information is neither readily available on an individual property basis nor meaningful for the properties included in the merger. Accordingly, this statement of revenues and direct operating expenses is presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

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

 b. Forward Sale of Oil Revenues

  The Mercury Properties were subject to a Production Payment Agreement entered into in October 1996 between Mercury and a third party. The Agreement was the obligation of Mercury and was for the period from October 1, 1996 to December 31, 1997. The Company's oil revenues and associated operating expenses included in the statements of revenues and direct operating expenses do not include any amounts which were subject to the Agreement. The oil revenues and associated expenses relating to the production payment forward sale started accruing to the Company on January 1, 1998.

  The oil revenues and associated expenses dedicated to the production payment forward sale from October 1, 1996, through December 31, 1996 were excluded from the Statement of Revenues and Direct Operating Expenses. Such amounts were also excluded from the Company's statement of operations for the period from Inception, March 7, 1997 to December 31, 1997. To provide information about the Company for 1998 and beyond, revenues subject to the forward sales agreement amounted to $689,000 for 1996.

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

       DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES --(Unaudited)

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

 Proved Oil and Gas Quantities

  The following information summarizes the Company's estimated net quantities of proved and proved-developed oil and gas reserves. The December 31, 1997 end of year reserves are based on estimates of Citadel Engineering Ltd., petroleum consultants.

                                                                   Year Ended
                                                                  December 31,
                                                                      1997
                                                                  -------------
                                                                   Oil    Gas
                                                                  -----  ------
                                                                  (MBbl) (Mmcf)
   Proved reserved
     Beginning of year--pro forma................................ 5,281   1,339
     Revisions of previous estimates.............................   686     332
     Purchase of reserves in place--Old MSR...................... 3,646  19,870
     Production..................................................  (143)   (322)
                                                                  -----  ------
     End of year................................................. 9,470  21,219
                                                                  =====  ======
   Proved developed reserves
     Beginning of year--pro forma................................ 1,628   1,339
                                                                  =====  ======
     End of year................................................. 4,412  16,484
                                                                  =====  ======

  The following standardized measure of discounted future net cash flows relating to proved oil and gas reserves has been computed using year end prices, except where contractual arrangements in place at year end provide for future price changes and costs, in thousands.

                                                                    December 31,
                                                                        1997
                                                                    ------------
                                                                    (pro forma)
   Future cash flows...............................................   $178,672
   Future production and development costs.........................    (70,242)
   Future income tax expense.......................................    (25,474)
                                                                      --------
                                                                        82,956
   10% annual discount for timing of cash flows....................    (44,581)
                                                                      --------
   Standardized measure of discounted cash flows...................   $ 38,375
                                                                      ========

                     MSR EXPLORATION LTD. AND SUBSIDIARIES

  The standardized measure of discounted cash flows does not include any value relating to the Company's gathering, processing, and transmission of gas reserves owned by other companies. The following table sets out in aggregate the principle source of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1997, in thousands.

                                                                   1997
                                                             -----------------
   Sales of oil and gas produced, net of production costs...      $  (531)
   Net changes in price and production costs................       (5,628)
   Purchase of reserves in place............................       20,817
   Revisions of previous quantity estimates.................        2,908
   Development costs incurred during the year...............           62
   Accretion of discount....................................        1,705
   Net change in income taxes...............................        1,234
   Other....................................................          761
                                                                  -------
   Net increase (decrease)..................................       21,328
   Balance at beginning of year--pro forma..................       17,047
                                                                  -------
   Balance at end of year...................................      $38,375
                                                                  =======

  Costs incurred in oil and gas property acquisition, exploration and development activities, in thousands:

                                                                Inception-
                                                             March 7, 1997 to
                                                             December 31, 1997
                                                             -----------------
   Property acquisition costs...............................      $19,583
                                                                  =======
   Exploration costs........................................      $   530
                                                                  =======
   Development costs........................................      $    62
                                                                  =======

  Results of operations from producing activities, in thousands:

                                                                Inception-
                                                             March 7, 1997 to
                                                             December 31, 1997
                                                             -----------------
   Oil and gas sales........................................      $   827
   Operating expenses.......................................         (228)
   Production taxes.........................................          (68)
   Depletion and depreciation...............................         (220)
                                                                  -------
                                                                      311
   Income taxes.............................................         (106)
                                                                  -------
   Results of operations from producing activities
    (excluding corporate overhead and interest costs).......      $   205
                                                                  =======

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Mercury Exploration Company
Fort Worth, Texas

  We have audited the accompanying consolidated statements of income and cash flows of Mercury Exploration Company for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mercury Exploration Company for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

  As described in Note 13, the Company has changed its accounting policy for accounting for oil and gas properties from the successful efforts method to the full cost method.

Weaver and Tidwell, L.L.P.

Fort Worth, Texas
October 26, 1998

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Mercury Exploration Company
Fort Worth, Texas

  We have audited the accompanying consolidated statements of income and cash flows of Mercury Exploration Company for the three months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mercury Exploration Company for the three months ended December 31, 1997, in conformity with generally accepted accounting principles.

Weaver and Tidwell, L.L.P.

Fort Worth, Texas
November 30, 1998

                          MERCURY EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                   Three Months
                                                      Year Ended      Ended
                                                     September 30, December 31,
                                                         1997          1997
                                                     ------------- ------------
Oil and gas revenue.................................    $41,328      $11,049
Costs and expenses
  Production........................................     16,454        4,736
  General and administrative expenses...............      1,784          532
  Depreciation, depletion and amortization..........      5,918        2,466
                                                        -------      -------
    Income from operations..........................     17,172        3,315
Other income (expense)
  Interest expense..................................     (5,414)         (27)
  Interest income...................................        196           78
  Equity in partnership income......................        731           78
  Management fee income.............................        204           54
  Rental income.....................................        221           32
  Miscellaneous income (expense)....................        386       (1,418)
  Income from litigation settlement.................        --         2,781
                                                        -------      -------
    Income before minority interest and income
     taxes..........................................     13,496        4,869
Minority interest in income of subsidiaries.........      5,687        1,277
                                                        -------      -------
    Income before income taxes......................      7,809        3,592
Income taxes........................................      2,694        1,238
                                                        -------      -------
Net income..........................................    $ 5,115      $ 2,354
                                                        =======      =======
Weighted average shares outstanding.................    250,950      250,950
                                                        =======      =======
Earnings per share..................................    $ 20.38      $  9.38
                                                        =======      =======


   The accompanying notes are an integral part of these financial statements.

                          MERCURY EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Year Ended September 30, 1997
                                 (in thousands)

Cash flows from operating activities:
  Cash received from customers........................................ $ 39,687
  Rent received.......................................................      221
  Interest received...................................................      196
  Cash paid to suppliers and employees................................  (19,204)
  Interest paid.......................................................   (5,414)
  Income tax paid.....................................................     (130)
                                                                       --------
    Net cash provided by operating activities.........................   15,356
Cash flows from investing activities:
  Proceeds from sale of marketable equity securities..................       14
  Proceeds from sale of assets........................................      586
  Redemption of bonds.................................................      112
  Distribution received from partnerships.............................    1,194
  Payments received on notes receivable...............................       12
  Advance from affiliates.............................................      (61)
  Purchases of marketable equity securities...........................       (4)
  Investments in partnerships.........................................   (1,200)
  Capital expenditures................................................  (54,231)
                                                                       --------
    Net cash used in investing activities.............................  (53,578)
Cash flows from financing activities:
  Proceeds from notes payable.........................................   89,052
  Proceeds from production loans......................................    5,271
  Payments on production loans........................................   (3,199)
  Distributions to minority interest..................................      (11)
  Principal paid on long-term debt....................................  (51,319)
                                                                       --------
    Net cash provided by financing activities.........................   39,794
                                                                       --------
    Net increase (decrease) in cash...................................    1,572
Cash, beginning of period.............................................    2,958
                                                                       --------
Cash, end of period................................................... $  4,530
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          MERCURY EXPLORATION COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Year Ended September 30, 1997
                                (in thousands)

Reconciliation of Net Income to Net Cash Provided by Operating
 Activities:
  Net income.......................................................... $ 5,115
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and depletion........................................   5,918
    Minority interest in income.......................................   5,687
    Partnership income................................................    (731)
    Deferred income taxes.............................................   2,710
    Changes in operating assets and liabilities
      Accounts receivable.............................................  (2,732)
      Inventory.......................................................     134
      Accounts payable................................................   1,400
      Accrued liabilities.............................................  (1,937)
      Advances payable................................................    (479)
      Royalties payable...............................................     501
      Income taxes payable............................................    (147)
      Other...........................................................     (83)
                                                                       -------
    Net cash provided by operating activities......................... $15,356
                                                                       =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During 1997, notes payables were issued in exchange for assets of approximately $152,000.

  In 1997, stockholders' equity was reduced by approximately $226,000 as a result of transfer of property to shareholders.


  The accompanying notes are an integral part of these financial statements.

                          MERCURY EXPLORATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  For the Three Months Ended December 31, 1997
                                 (in thousands)

Cash Flows from Operating Activities:
  Net income.......................................................... $ 2,354
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and depletion........................................   2,466
    Minority interest in undistributed subsidiary earnings............   1,277
    Partnership income................................................     (78)
    Reduction of unearned revenues....................................  (1,593)
    Deferred income taxes.............................................     273
  Changes in operating assets and liabilities
    Accounts Receivable...............................................      (7)
    Inventory.........................................................    (223)
    Accounts payable..................................................     575
    Accrued liabilities...............................................    (859)
    Advances payable..................................................   1,060
    Royalties payable.................................................    (353)
    Income taxes payable..............................................     964
    Other.............................................................    (205)
                                                                       -------
  Net cash provided by operating activities...........................   5,651
                                                                       -------
Cash Flows from Investing Activities:
  Capital expenditures................................................ (27,750)
  Proceeds from sale of marketable equity securities..................       4
  Proceeds from bond maturities.......................................      65
  Distribution received from partnerships.............................     458
  Advances on notes receivable........................................     (15)
  Investments in common stock not held for resale.....................    (119)
                                                                       -------
  Net cash used in investing activities............................... (27,327)
Cash Flows from Financing Activities:
  Proceeds from notes payable.........................................  25,435
  Receipt of unearned revenues........................................   2,088
  Principal paid on long-term debt....................................  (3,533)
                                                                       -------
    Net cash provided by financing activities.........................  23,990
                                                                       -------
    Net increase (decrease) in cash...................................   2,314
  Cash, beginning of period...........................................   4,530
                                                                       -------
  Cash, end of period................................................. $ 6,844
                                                                       =======

    The accompanying notes are an integral part of this financial statement.

                          MERCURY EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the Year Ended September 30, 1997 and the Three Months Ended December 31,
                                     1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The nature of operations and significant accounting policies are as follows:

 Nature of Operations

  Mercury Exploration Company's (the Company) operations consist primarily of oil and gas development and production in Texas, New Mexico, Montana, Wyoming, Michigan, Indiana, Kansas, Oklahoma, Kentucky and North Dakota.

 Consolidation Policy

  The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Mercury Michigan, Inc., Quicksilver Pipeline, L.L.C. (organized in 1996) of which the Company owns 52%, Quicksilver Energy, L.C. (organized in 1996) of which the Company owns 52%, and Mercury Montana, Inc. (organized in 1997) of which the Company owns 54%. As a result of the consolidation, inter-company transactions have been eliminated.

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

  The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a 10% interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

  Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

                       MERCURY EXPLORATION LTD. COMPANY

 Other Property and Equipment

  Property and equipment is stated at cost. Depreciation is provided for using the straight-line and accelerated methods. Depreciation methods are designed to amortize the cost of assets over their estimated useful lives. Estimated useful lives of major categories of property and equipment are as follows:

            Land, buildings and leasehold
             improvement......................... 40 years
            Furniture and equipment.............. 5-10 years
            Transportation equipment............. 5 years

  Maintenance, repairs, renewals and betterment's, which do not enhance the value or increase the basic productive capacity of assets are charged to expense as incurred.

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

  No. 130--Reporting Comprehensive Income

    Requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  No. 131--Disclosures About Segments of an Enterprise and Related
  Information

    Requires disclosure of operating segments based upon information used internally for evaluating segment performance and allocating resources.

  No. 132--Employers' Disclosures About Pensions and other Post-retirement Benefits

    Revises employers' disclosures about pensions and other post-retirement plans.

  The Company will adopt the above standards effective January 1, 1998. Adoption is not expected to have a significant effect upon current financial statements.

                       MERCURY EXPLORATION LTD. COMPANY

NOTE 2. SECURITIES AVAILABLE FOR SALE

  Included in net income for the year ended September 30, 1997 and the three months ended December 31, 1997 is a $241 and $594 gain, respectively, from sales of marketable equity securities. The cost of the securities sold was determined by the specific identity method.

NOTE 3. PARTNERSHIP INCOME

  Investment in partnerships is stated at cost plus the proportionate share of invested accumulated income. The Company's investment in partnerships consists of a 10% interest in Michigan Gas Partners, Ltd., a 6% interest in Frederic HOF Limited Partnership, and a 50% interest in Wilderness Energy, L.C. None of these entities individually is considered a significant subsidiary of the Company. The following is a summary of the combined results of operations of the Company's investments in partnerships for the year ended September 30, 1997 and the three months ended December 31, 1997:

                                               Year Ended     Three Months Ended
                                           September 30, 1997 December 31, 1997
                                           ------------------ ------------------
                                                      (in thousands)
   Oil and gas revenue....................       $9,830             $3,209
                                                 ======             ======
   Net income.............................       $2,857             $  767
                                                 ======             ======

NOTE 4. INCOME TAXES

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

  The Company's income tax provision is as follows:

                                               Year Ended     Three Months Ended
                                           September 30, 1997  December 31, 1997
                                           ------------------ ------------------
                                                      (in thousands)
   Current................................       $  (16)            $  965
   Deferred...............................       $2,710             $  273
                                                 ------             ------
                                                 $2,694             $1,238
                                                 ======             ======

  There is no material difference between the statutory tax rate and the provision for taxes used in the accompanying financial statements.

  The Company has U.S. net operating loss carry-forwards of approximately $1,600,000 available to reduce future U.S. taxable income subject to certain limitations. These U.S. net operating loss carry-forwards will expire in 2012.

  The Company has tax credit carryforwards available to offset regular federal income taxes of approximately $738,000 due to expire in 2002.

                       MERCURY EXPLORATION LTD. COMPANY

NOTE 5. PROFIT SHARING AND SAVINGS PLAN

  The Company sponsors a defined contribution pension plan. All full-time employees are eligible for participation upon completion of one year's service. The Company made contributions of $200,000 in 1997. The Company made no contributions for the three months ended December 31, 1997.

NOTE 6. OPERATING LEASES

  The Company's leasing operations consist principally of the leasing of automobiles under operating leases that expire over the next three years.

  The future minimum annual rentals on non-cancellable leases in effect at December 31, 1997, which have initial or remaining terms of more than one year, are as follows:

             1998............................ $108,000
             1999............................   81,000
             2000............................   33,000

  Total rental expense under operating leases was $129,000 in 1997 and $26,000 for the three months ended December 31, 1997.

NOTE 7. FUTURES CONTRACT

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

NOTE 8. TAX CREDIT SALE

  In December 1997, the Company transferred certain properties, which carry IRS Code Section 29 income tax benefits, to an unrelated party and received consideration as follows:

  a.Initial payment of $2,553,000
  b.Fixed payment note of $5,093,000
  c.Credit payment note
  d.Production payment

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

                       MERCURY EXPLORATION LTD. COMPANY

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

  In October 1997, the Company exchanged its 54% interest in a subsidiary, Mercury Montana, Inc., for a 25% interest in MSR Exploration Ltd. The investment in MSR Exploration Ltd. is being accounted for under the equity method of accounting. Assets and liabilities of Mercury Montana, Inc. at the date of exchange were as follows:

  Non-Cash Investing and Financing Activities:

                                                                  (In thousands)
   Assets
     Inventory...................................................     $   78
     Oil and gas properties, net.................................      4,345
     Other assets................................................         50
                                                                      ------
       Total Assets..............................................     $4,473
                                                                      ======
   Liabilities
     Accounts payable............................................     $  395
     Accrued liabilities.........................................         13
     Deferred income taxes.......................................       (147)
     Long-term debt..............................................      4,000
     Minority interest...........................................         93
                                                                      ------
       Total Liabilities.........................................      4,354
                                                                      ======
   Investment in MSR Exploration Ltd.............................     $  119
                                                                      ======

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

  Subsequently on September 1, 1998, Quicksilver Resources Inc. entered into a merger agreement with MSR Exploration Ltd.

NOTE 12. ACQUISITIONS

  On November 14, 1996, Quicksilver Energy L.C., a 52% owned subsidiary of Mercury, consummated the acquisition of certain property interests from Shell Western Exploration & Production, Inc. (the Shell Properties). Such interests are primarily located in Michigan and, as of January 1, 1998, had combined proved reserves of approximately 42.5 Bcfe. The aggregate purchase price for the interests was approximately $57.7 million, which was paid in cash principally with bank debt.

                       MERCURY EXPLORATION LTD. COMPANY

  The following unaudited pro forma summary presents the consolidated results of operations of Mercury for the years ended September 30, 1997, 1996 and 1995 as if the acquisition had occurred at the beginning of each fiscal year.

                                                                Year Ended
                                                            September 30, 1997
                                                           ---------------------
                                                           (in thousands, except
                                                              per share data)
   Revenues...............................................        $44,599
   Net income.............................................          5,457
   Earnings per share.....................................          21.74

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

  The following unaudited pro forma summary presents the consolidated results of operations of Mercury for the years ended September 30, 1997 as if the acquisition had occurred at the beginning of each fiscal year.

                                                                Year Ended
                                                            September 30, 1997
                                                           ---------------------
                                                           (in thousands, except
                                                              per share data)
   Revenues...............................................        $51,856
   Net income.............................................          8,330
   Earnings per share.....................................          33.19

NOTE 13. CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

  Pursuant to the merger agreement with MSR Exploration Ltd. dated September 1, 1998, the Company has changed its accounting policy for oil and gas properties from the successful efforts method to the full cost method. Accordingly, the Company's financial statements have been restated to apply the change retroactively. The effect of the accounting change on income as previously reported for 1997:

                                                                  1997
                                                          ---------------------
                                                          (in thousands, except
                                                             per share data)
   Effect on:
     Income before extraordinary item and net income.....        $4,219
     Earnings per common share...........................        $16.81

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

NOTE 14. SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)

  The Company's proved oil and gas reserves at September 30, 1997 have been estimated by the Company's petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission

                       MERCURY EXPLORATION LTD. COMPANY

("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

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

 Estimated Reserves

  Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located in the continental United States, are as follows:

 Reserve Quantities

                                                     September 30, December 31,
                                                          1997         1997
                                                     ------------- ------------
Proved reserves:
  Crude Oil (Mbbls)
    Beginning of period.............................    20,473        21,074
    Sale of reserves-in-place.......................       --         (5,840)
    Purchase of reserves in place...................     1,436           --
    Production......................................      (835)         (168)
                                                        ------       -------
    End of period...................................    21,074        15,066
                                                        ======       =======
  Natural Gas (Mmcf):
    Beginning of period.............................    20,571        77,952
    Revisions of previous estimates.................      (881)          --
    Purchase of reserves in place...................    66,114        30,831
    Sale of reserves in place.......................       --         (1,339)
    Production......................................    (7,852)       (3,339)
                                                        ------       -------
    End of period...................................    77,952       104,105
                                                        ======       =======
Proved developed reserves:
  Crude Oil (Mbbls)
    Beginning of period.............................     5,955           --
    End of period...................................     6,873         4,520
  Natural Gas (Mmcf):
    Beginning of period.............................    18,542           --
    End of period...................................    69,883        90,585
Company's proportional interest in proved reserves
 of investor's accounted for by the equity method--
 end of year........................................     1,352           --

 Standardized Measure

  The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated

                       MERCURY EXPLORATION LTD. COMPANY
only when known and determinable price changes are provided by contract. Future production, development and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.

  Standardized Measure (in thousands):

                                                     September 30, December 31,
                                                         1997          1997
                                                     ------------- ------------
   Future cash flows................................   $ 457,196    $ 417,051
   Future production and development costs..........    (255,999)    (213,408)
   Future income tax expense........................     (48,301)     (40,965)
                                                       ---------    ---------
                                                         152,896      162,678
   10% annual discount for timing of cash flows.....     (70,805)     (71,774)
   Standardized measure of discounted cash flows....   $  82,091    $  90,904
                                                       =========    =========
   Company's share of equity method investor's
    standardized measure of discounted future net
    cash flows......................................   $   1,101    $   1,101
                                                       =========    =========

  Primary changes in standardized measure of discounted future net cash flows (in thousands):

                                                     September 30, December 31,
                                                         1997          1997
                                                     ------------- ------------
   Net changes in prices and production costs.......   $ (2,176)     $  1,708
   Sale of reserves-in-place........................        --        (20,443)
   Development costs incurred.......................     (1,755)       (1,486)
   Changes in estimated future development costs....     (1,654)          --
   Purchases of reserves-in-place...................     62,355        32,247
   Net change in income taxes.......................     (5,932)        2,052
   Sales of oil and gas, net of production costs....    (21,923)       (6,313)
   Accretion of discount............................      4,940         2,052
   Other............................................     (1,164)       (1,004)
                                                       --------      --------
                                                       $ 32,691      $  8,813
                                                       ========      ========

  Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

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

                        MERCURY EXPLORATION LTD. COMPANY

  Costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

                                                                    Three Months
                                                       Year Ended      Ended
                                                      September 30, December 31,
                                                          1997          1997
                                                      ------------- ------------
   Property acquisition costs.......................     $53,162      $25,152
   Exploration costs................................       3,027           32
   Development costs................................         --         2,566
   Company's share of equity method investor's costs
    of property acquisition, exploration and
    development.....................................     $   --       $   --

  Results of operations from producing activities (in thousands):

                                                                  Three Months
                                                     Year Ended      Ended
                                                    September 30, December 31,
                                                        1997          1997
                                                    ------------- ------------
   Oil and gas sales...............................   $ 34,440      $ 9,456
   Operating expenses..............................    (17,312)      (2,661)
   Production taxes................................     (2,169)        (563)
   Depletion and depreciation......................     (5,361)      (2,442)
                                                      --------      -------
                                                         9,598        3,790
   Income taxes....................................     (3,263)      (1,289)
                                                      --------      -------
   Results of operations from producing activities
    (excluding corporate overhead and internal
    costs).........................................   $  6,335      $ 2,501
                                                      ========      =======
   Minority interest in results of operations......   $ (5,667)     $ 1,269
                                                      ========      =======
   Company's share of equity method investor's
    results of operations from producing
    activities.....................................   $    (81)     $    12
                                                      ========      =======

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Michigan Gas Partners Limited Partnership

  We have audited the statements of income and cash flows of Michigan Gas Partners Limited Partnership for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Michigan Gas Partners Limited Partnership for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

  As described in Note 7, the Company has changed its accounting policy for accounting for oil and gas properties from the successful efforts method to the full cost method.

Weaver and Tidwell, L.L.P.

Fort Worth, Texas
October 26, 1998

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

                              STATEMENT OF INCOME
                      For the Year Ended December 31, 1997
                                 (in thousands)

Revenues
  Oil and gas sales..................................................... $2,894
  Gas compressor reimbursement..........................................    110
  Other income..........................................................     17
                                                                         ------
    Total revenues......................................................  3,021
Costs and expenses
  Lease operating expenses..............................................  1,922
  Production taxes......................................................    114
  Depletion, depreciation and amortization..............................    955
  Impairment of oil and gas properties..................................    --
  General and administrative............................................     11
                                                                         ------
    Total costs and expenses............................................  3,002
                                                                         ------
Net income (loss)....................................................... $   19
                                                                         ======



    The accompanying notes are an integral part of this financial statement.

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1997
                                 (in thousands)

Cash flows from operating activities:
  Cash received from oil and gas sales................................ $ 2,938
  Cash received from gas compressor reimbursement.....................      90
  Cash paid to suppliers and employees................................  (2,135)
                                                                       -------
      Net cash provided by operating activities.......................     893
Cash flows from investing activities:
  Capital expenditures................................................     (13)
                                                                       -------
      Net cash used in investing activities...........................     (13)
Cash flows from financing activities:
  Partnership distributions...........................................    (879)
  Capital contributions...............................................     --
                                                                       -------
      Net cash provided by (used in) financing activities.............    (879)
                                                                       -------
      Net increase (decrease) in cash.................................       1
Cash, beginning of period.............................................      55
                                                                       -------
Cash, end of period................................................... $    56
                                                                       =======
Reconciliation of net income (loss) to net cash provided by operating activities:
  Net income (loss)................................................... $    19
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation, depletion and amortization............................     955
  Impairment of oil and gas properties................................     --
  Changes in operating assets and liabilities
    Oil and gas revenue receivable....................................    (225)
    Accounts payable..................................................     (88)
    Deferred liabilities..............................................     232
                                                                       -------
      Net cash provided by operating activities....................... $   893
                                                                       =======


    The accompanying notes are an integral part of this financial statement.

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                     For the Year Ended December 31, 1997

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

  The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a 10% interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

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

 Federal Income Taxes

  Federal income taxes are not recorded, as the results of operations are not taxable to the Partnership, but are included in the respective income tax returns of the partners.

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

NOTE 2. RELATED PARTY TRANSACTIONS

  In accordance with the partnership agreement, the Partnership contracts with a partner for all property exploration costs and continuing costs of operations. In addition, approximately $220,000 of oil and gas receivables at December 31, 1997 are due from the partner and substantially all accounts payable are due to the partner.

NOTE 3. SALE OF PROPERTIES

  In December 1997, the Partnership transferred certain properties with a cost of $6,195,000 to an unrelated party and received consideration as follows:

  a.Initial payment of $232,000

  b.Fixed payment note of $2,017,000

  c.Credit payment note with a maximum amount of $4,000,000

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

NOTE 6. SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS ACTIVITIES--UNAUDITED

 Quantities of Oil and Gas Reserves

  The following table presents estimates of the Partnership's proved reserves, all of which have been prepared by the engineers of the Partnership's General Partner. Substantially all of the Partnership's crude oil and natural gas activities are conducted in the United States.

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

  Reserve Quantities for the year ended December 31, 1997.

                                                                          1997
                                                                         ------
     Proved reserves:
       Natural Gas (Mmcf):
         Beginning of period............................................ 17,014
         Production..................................................... (1,199)
         Revisions of previous estimates................................ (2,288)
                                                                         ------
         End of period.................................................. 13,527
                                                                         ======
     Proved developed reserves:
       Natural Gas (Mmcf):
         Beginning of year.............................................. 15,956
         End of year.................................................... 12,600

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

 Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

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

  The following tabulation reflects the Partnership's estimated discounted future cash flows from natural gas production:

                                                                    Year Ended
                                                                   December 31,
                                                                       1997
                                                                  --------------
                                                                  (in thousands)
   Future cash flows.............................................    $ 39,203
   Future production and development costs.......................     (23,680)
   Future income tax expense.....................................         --
                                                                     --------
   10% annual discount for timing of cash flows..................      15,523
                                                                       (4,509)
                                                                     --------
   Standardized measure of discounted cash flows.................    $ 11,014
                                                                     ========

                   MICHIGAN GAS PARTNERS LIMITED PARTNERSHIP

  Primary changes in the standardized measure of discounted future net cash flows, in thousands:

                                                                        1997
                                                                       -------
   Sales of oil and gas produced, net of production costs............. $  (858)
   Net changes in price and production costs..........................   3,164
   Change in estimated future development costs.......................     468
   Revisions of previous quantity estimates...........................  (2,254)
   Development costs incurred during the year.........................     (13)
   Accretion of discount..............................................   1,047
   Other..............................................................  (1,016)
                                                                       -------
   Net increase (decrease)............................................     538
   Balance at beginning of year.......................................  10,476
                                                                       -------
   Balance at end of year............................................. $11,014
                                                                       =======

  Changes in the supply and demand for oil, natural gas liquids, hydrocarbon price volatility, inflation, timing of production, reserve revisions and other factors make these estimates inherently imprecise and subject to substantial revision. As a result, these measures are not the Partnership's estimates for future cash flows nor do these measures serve as an estimate of current market value.

NOTE 7. CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

  Pursuant to the merger agreement with MSR Exploration Ltd. dated September 1, 1998, the partnership has changed its accounting policy for oil and gas properties from the successful efforts method to the full cost method. Accordingly, the Partnership's financial statements have been restated to apply the change retroactively. The effect of the accounting change on income as previously reported for 1997 is:

                                                                       1997
                                                                  --------------
                                                                  (in thousands)
   Effect on:
     Income before extraordinary item and net income.............     $1,738

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

ITEM 9. Change in Accountants and Disagreements on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

  The information set forth under Item 1--Election of Directors, in the Company's proxy statement, for the annual meeting of stockholder's to be held May 17, 2000 (the "Proxy Statement"), is incorporated herein by reference.

  The following information is provided with respect to the executive officers of the Company.

                           Position (s)
Name                   Age Held With Quicksilver
----                   --- ----------------------------------------------------
Glenn M. Darden.......  44 President, Chief Executive Officer and Director
Bill Lamkin...........  54 Executive Vice President and Chief Financial Officer
Houston Kauffman......  45 Vice President--Acquisitions
Fred van Naerssen.....  58 Vice President and Controller
Robert N. Wagner......  36 Vice President--Engineering

  The following biographies describe the business experience of our executive officers.

  GLENN M. DARDEN has served on the board of Quicksilver since December 1997. He also served with Mercury for 14 years, and for the last five years as the Executive Vice President of that company. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Corporation. Mr. Darden graduated from Tulane University in 1979 with a BA in Earth Sciences. Mr. Darden became a director and Vice President of MSR on March 7, 1997. Mr. Darden has been a director of Quicksilver since its inception in December 1997. Mr. Darden served as Vice President of Quicksilver until he was elected President and Chief Executive Officer on March 4, 1999 and was named President and Chief Operating Officer of MSR on January 1, 1998.

  BILL LAMKIN is a Certified Management Accountant and a Certified Cash Manager with over 20 years of experience in the oil and gas industry. He graduated from Texas Wesleyan University with a BBA in Accounting in 1968. He served as Controller/Chief Financial Officer at Whittaker Corporation and Sargeant Industries, Inc. between 1970 and 1978, he worked as Treasurer, Controller, and Director of Financial Services at Union Pacific until he became our Executive Vice President and Chief Financial Officer when he joined us in June 1999.

  HOUSTON KAUFFMAN is a professional landman having graduated from the University of Texas in 1978 with a degree in petroleum land management. From 1979 to 1991, he held various staff and supervisory positions with Amoco Production Company. After receiving his master's degree in business administration from Houston Baptist University in 1991, he was a land manager and ultimately land acquisition and divestment manager with CNG Producing Company. He became manager of business development for Mercury Exploration Company in 1995, and is now Quicksilver's manager of acquisitions, divestments and trades. On March 4, 1999 Mr. Kauffman was elected Vice President of Acquisitions of Quicksilver.

  FRED VAN NAERSSEN is a Certified Public Accountant with over 30 years experience in public and industry accounting. He was with PricewaterhouseCoopers for seven years before joining Union Pacific Corporation in 1973. At Union Pacific he served in various capacities in the financial field, including 13 years at Union Pacific Resources. Mr. van Naerssen joined us in July 1999 after retiring from Union Pacific Corporation.

  ROBERT N. WAGNER has served as our Vice President--Engineering since July 1999. From January 1999 to July 1999, he was our manager of eastern region field operations. From November 1995 to January 1999,

Mr. Wagner held the position of district engineer with Mercury. Prior to 1995, Mr. Wagner was with Mesa, Inc. for over 8 years and served as both drilling engineer and production engineer. Mr. Wagner received a BS in Petroleum Engineering from the Colorado School of Mines in Golden, Colorado in 1986.

ITEM 11. Executive Compensation

  The information set forth under "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information set forth under "Security Ownership of Management and Certain Beneficial Holders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  The information set forth under "Transactions with Management and Certain Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)The following documents are filed as part of this report:

  1.Financial Statements:

    The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon as well as predecessor financial statements, notes and Independent Public Accountants' Reports are included on pages 23 through 75 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statement of Income for the years ended December 31, 1999 and 1998

    Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999 and 1998

    Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998

    Notes to the Consolidated Financial Statements

    Predecessor Financial Statements and Notes for MSR Exploration, Ltd. and subsidiaries, Mercury Exploration Company and Michigan Gas Partners.

  2.Financial Statement Schedules:

    [All schedules are omitted because the required information is inapplicable or the information is presented in the Financial
    Statements or the notes thereto.]

  (b)Exhibits:

 Exhibit No.                       Sequential Description
 -----------                       ----------------------
     3.1     Restated Certificate of Incorporation of Quicksilver Resources
             Inc. (filed as Exhibit 4.1 to the Company's Form S-4 File No. 333-
             66709, filed November 3, 1998 and included herein by reference.)
     3.2     Bylaws of Quicksilver Resources Inc. (filed as Exhibit 4.2 to the
             Company's Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
     4.1     Form of Quicksilver Resources Inc. Common Stock Certificate (filed as Exhibit 4.3 to the Company's Form S-4/A File No. 333-66709,
             filed January 20, 1999 and included herein by reference.)
    10.1     Agreement and Plan of Reorganization and Merger, dated March 31,
             1998, by and among Quicksilver Resources Inc., Quicksilver Energy,
             L.C., Michigan Gas Partners, Limited Partnership, Mercury
             Exploration Company, Trust Company of the West and Joint Energy
             Development Investments Limited Partnership. (filed as Exhibit
             10.2 to the Company's Form S-4 File No. 333-66709, filed November
             3, 1998 and included herein by reference.)
    10.2     Agreement Regarding Merger Agreement, dated April 9, 1998, by and among Quicksilver Resources Inc., Quicksilver Energy, L.C.,
             Michigan Gas Partnership, Limited Partnership, Mercury Exploration
             Company, Trust Company of the West and Joint Energy Development
             Investments Limited Partnership. (filed as Exhibit 10.3 to the
             Company's Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
    10.3     Registration Rights Agreement, dated April 9, 1998, by and among
             Quicksilver Resources Inc., Joint Energy Development Investments
             Limited Partnership and Trust Company of the West. (filed as
             Exhibit 10.4 to the Company's Form S-4 File No. 333-66709, filed
             November 3, 1998 and included herein by reference.)
    10.4     Stock Transfer Agreement, dated April 9, 1998, by and among
             Mercury Exploration Company and Joint Energy Development
             Investment Limited Partnership. (filed as Exhibit 10.7 to the
             Company's Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
    10.5     Amendment No. 1 to Stock Transfer Agreement, dated September 1,
             1998, by and among Mercury Exploration Company and Joint Energy
             Limited Partnership. (filed as Exhibit 10.8 to the Company's Form
             S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
    10.6     Second Amended and Restated Credit Agreement, dated March 1, 1999, by and among Quicksilver Resources Inc. and NationsBank, N.A.,
             Paribas, Bank One Texas, N.A. and Frost National Bank. (Filed as
             Exhibit 10.8 to the Company's Form S-1 File No. 333-89229, filed
             October 18, 1999 and included herein by reference.)
    10.7     First Amendment to Second Amended and Restated Credit Agreement,
             dated May 17, 1999, by and among NationsBank, N.A., Paribas, Bank
             One Texas, N.A. and Frost National Bank. (Filed as Exhibit 10.9 to
             the Company's Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference.)
    10.8     Master Gas Purchase and Sale Agreement, dated March 1, 1999 by and between Quicksilver Resources Inc. and Reliant Energy Services,
             Inc. (Filed as Exhibit 10.10 to the Company's Form S-1 File No.
             333-89229, filed October 18, 1999 and included herein by
             reference.)
    10.9     Agreement regarding Warrants, dated September 1, 1998, by and among Quicksilver Resources Inc., Mercury Exploration Company,
             Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self,
             Joint Energy Development Investments Limited Partnership and Trust
             Company of the West. (filed as Exhibit 10.13 to the Company's Form
             S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
   +10.10    Management Agreement, dated September 1, 1998, by and among
             Mercury Exploration Company and Quicksilver Resources Inc. (filed as Exhibit 10.15 to the Company's Form S-4 File No. 333-66709,
             filed November 3, 1998 and included herein by reference.)

 Exhibit No.                       Sequential Description
 -----------                       ----------------------
   +10.11    Wells Agreement, (filed as an exhibit to the Registration
             Statement on Form S-4 File No. 333-29769, and included herein by reference.)
    10.12    Agreement and Plan of Merger, dated September 1, 1998, among
             Quicksilver Resources Inc. and MSR Exploration Ltd. (filed as
             Appendix A to the Proxy Statement/Prospectus included in Part I of the Company's Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference.)
    10.13    Purchase and Sale Agreement, dated March 31, 1999, between Union
             Oil Company of California and Quicksilver Resources Inc. (filed as
             Exhibit 2.1 to the Company's Form 8-K File No. 001-14837, filed
             May 28, 1999 and included herein by reference.)
    10.14    Amendment to Purchase and Sale Agreement, dated May 17, 1999, between Union Oil Company of California and Quicksilver Resources
             Inc. (filed as Exhibit 2.2 to the Company's Form 8-K File No. 001-
             14837, filed May 28, 1999 and included herein by reference.)
   +10.15    Quicksilver Resources Management Incentive Plan. (Filed as Exhibit
             10.27 to the Company's Form S-1 File No. 333-89229, filed October
             18, 1999 and included herein by reference.)
   +10.16    Quicksilver Resources 1999 Stock Option and Retention Stock Plan.
             (Filed as Exhibit 10.28 to the Company's Form S-1 File No. 333-
             89229, filed October 18, 1999 and included herein by reference.)
    10.17    Second Amendment to Second Amended and Restated Credit Agreement,
             dated October 6, 1999, by and among Quicksilver Resources, Inc.,
             Bank of America, N.A., Paribas, Frost National Bank, CIBC, Inc.
             and Christiana Bank. (Filed as Exhibit No. 10.29 to the Company's
             Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference.)
   *10.18    Agreement Among Stockholders, dated October 15, 1999, by and among
             Quicksilver Resources Inc., Mercury Exploration Company,
             Quicksilver Energy, L.C., Frank Darden, Thomas F. Darden, Glenn M.
             Darden, Anne Darden Self, and Joint Energy Development Investments
             Limited Partnership.
    21.1     List of subsidiaries of Quicksilver Resources Inc. (Filed as
             Exhibit No. 10.29 to the Company's Form S-1 File No. 333-89229,
             filed October 18, 1999 and included herein by reference.)
   *23.1     Consent of Deloitte & Touche LLP
   *23.2     Consent of Weaver and Tidwell, L.L.P.
   *23.3     Consent of Holditch-Resevoir Technologies Consulting Services
    27       Financial Data Schedule

--------
* Filed herewith
+ Identifies management contracts and compensatory plans or arrangements.

  (b)Reports on Form 8-K

  No Form 8-K was filed in the last reporting period covered by this Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Quicksilver Resources Inc.
                                          (the "Registrant")

                                                    /s/ Glenn M. Darden
Dated: March 24, 2000                     by: _________________________________
                                                      Glenn M. Darden
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Thomas F. Darden            Chairman of the Board        March 24, 1999
______________________________________
           Thomas F. Darden

       /s/ Glenn M. Darden             President, Chief Executive   March 24, 1999
______________________________________  Officer and Director
           Glenn M. Darden

         /s/ Bill Lamkin               Executive Vice-President     March 24, 1999
______________________________________  and Chief Financial
             Bill Lamkin                Officer

      /s/ Fred Van Naerssen            Vice President and           March 24, 1999
______________________________________  Controller and Chief
          Fred Van Naerssen             Accounting Officer

         /s/ Frank Darden              Director                     March 24, 1999
______________________________________
             Frank Darden

    /s/ W. Yandell Rogers, III         Director                     March 24, 1999
______________________________________
        W. Yandell Rogers, III

       /s/ Anne Darden Self            Director                     March 24, 1999
______________________________________
           Anne Darden Self