Form 10-Q
period 2000-03-31
QUICKSILVER RESOURCES INC
filed 2000-05-15
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .......... to ..........

                       Commission file number: 001-14837

                          Quicksilver Resources Inc.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                75-2756163 (I.R.S. Employer Identification No.)


                  777 West Rosedale, Fort Worth, Texas 76104
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (817) 665-5000

         Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------

 Common Stock, par value                    American Stock Exchange
    $0.01 per share

       Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2000, the registrant had 18,267,148 outstanding shares of its common stock, $0.01 par value.

                          Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

  Item 1.  Financial Statements

      Independent Accountants' Report                                                                            3

      Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999                  4

      Condensed Consolidated Statements of Operations for the three months ended March 31, 2000                  5
            and 1999 (unaudited)

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000                  6
            and 1999 (unaudited)

      Notes to Condensed Consolidated Financial Statements                                                       7


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                11


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           14


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                                            16

  Item 6.  Exhibits and Reports on Form 8-K                                                                     16

      Signatures                                                                                                17


ITEM 1.   Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of March 31, 2000, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP


Fort Worth, Texas
May 11, 2000

                          Quicksilver Resources Inc.
                     Condensed Consolidated Balance Sheets
               In thousands, except share and per share amounts

                                                                          March 31,                  December 31,
ASSETS                                                                      2000                         1999
                                                                        ------------                 ------------
                                                                        (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                           $      2,250                 $      2,557
    Accounts receivable, net of allowance for doubtful accounts
         of $1,350                                                            12,618                       15,555
    Inventories and other current assets                                       1,356                          780
                                                                        ------------                 ------------
         Total current assets                                                 16,224                       18,892

INVESTMENTS IN EQUITY AFFILIATES                                               2,969                        3,100

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                          358,438                      170,800

DEFERRED FINANCING COSTS                                                       6,604                        1,203

OTHER ASSETS                                                                     945                          307
                                                                        ------------                 ------------
                                                                        $    385,180                 $    194,302
                                                                        ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                  $      2,131                 $      2,134
     Accounts payable                                                          3,543                        7,234
     Accrued liabilities                                                       7,013                        2,356
                                                                        ------------                 ------------
          Total current liabilities                                           12,687                       11,724

LONG-TERM DEBT                                                               236,102                       94,952

OTHER LONG-TERM LIABILITIES                                                   27,906                        2,800

DEFERRED INCOME TAXES                                                         37,491                       15,088

MINORITY INTEREST                                                                215                          187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value
          Authorized 10,000,000 shares, issued and outstanding-none              -                            -
     Common stock, $0.01 par value
          Authorized 40,000,000 shares,
          21,644,900 issued and 17,984,092 outstanding                           216                          180

     Paid in capital in excess of par value                                   75,905                       61,383
     Treasury Stock of 3,660,808 shares at March 31, 2000
          and 10,808 shares at December 31, 1999                             (14,672)                         (73)
     Retained earnings                                                         9,330                        8,061
                                                                        ------------                 ------------
          Total stockholders' equity                                          70,779                       69,551
                                                                        ------------                 ------------
                                                                        $    385,180                 $    194,302
                                                                        ============                 ============

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Operations
                In thousands, except per share data - Unaudited

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------------
                                                                                           2000                   1999
                                                                                        ----------             ----------
 REVENUE
     Oil, gas and related  product sales                                                $   14,735             $    8,790
     Other income                                                                            1,244                    904
                                                                                        ----------             ----------
          Total revenues                                                                    15,979                  9,694
                                                                                        ----------             ----------

 EXPENSES
     Operating expenses                                                                      6,541                  3,890
     Depletion and depreciation                                                              4,091                  2,815
     Provision for doubtful accounts                                                           -                    1,350
     General and administrative                                                              1,258                    820
     Interest                                                                                2,115                  1,695
                                                                                        ----------             ----------
          Total expenses                                                                    14,005                 10,570
                                                                                        ----------             ----------

 Income (loss) before income taxes
     and minority interest                                                                   1,974                   (876)

 Minority interest in net loss
     of MSR Exploration Ltd.                                                                   -                      141
                                                                                        ----------             ----------

 Income (loss) before income taxes                                                           1,974                   (735)

 Income tax expense (benefit)                                                                  705                   (250)
                                                                                        ----------             ----------

 NET INCOME (LOSS)                                                                      $    1,269            $      (485)
                                                                                        ==========             ==========


 Basic earnings per share                                                               $     0.07            $     (0.04)
                                                                                        ==========             ==========

 Diluted earnings per share                                                             $     0.07            $     (0.04)
                                                                                        ==========             ==========

 Basic weighted average number of shares outstanding for the periods                        18,267                 11,939
                                                                                        ==========             ==========

 Diluted weighted average number of shares outstanding for the periods                      18,436                 11,939
                                                                                        ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
                           In thousands - Unaudited

                                                                                            For the Three Months Ended
                                                                                                   March 31,
                                                                                      ---------------------------------------
                                                                                         2000                        1999
                                                                                      ---------                     ---------
OPERATING ACTIVITIES
     Net income (loss)                                                                $   1,269                     $    (485)
     Charges and credits to net income not affecting cash
          Depletion and depreciation                                                      4,091                         2,815
          Deferred income taxes                                                             554                          (250)
          Recognition of unearned revenue                                                     -                          (203)
          Minority interest in loss of subsidiary                                           (28)                         (141)
          Amortization of deferred loan costs                                                76                            32
          Provision for doubtful accounts                                                     -                         1,350
          Equity interest in loss of subsidiary                                             131                             -
     Changes in assets and liabilities, excluding the effect of the acquisition
          Accounts receivable                                                             3,237                        (3,134)
          Inventory and other current assets                                                (35)                            4
          Accounts payable                                                               (4,654)                        3,735
          Accrued liabilities                                                             2,200                          (574)
                                                                                      ---------                     ---------
NET CASH FROM OPERATING ACTIVITIES                                                        6,841                         3,149
                                                                                      ---------                     ---------

INVESTING ACTIVITIES
     Acquisition of properties and equipment                                           (168,380)                       (2,742)
     Acquisition of pipeline and facilities                                              (2,469)                       (2,700)
                                                                                      ---------                     ---------
NET CASH USED FOR INVESTING  ACTIVITIES                                                (170,849)                       (5,442)
                                                                                      ---------                     ---------

FINANCING ACTIVITIES
     Notes payable, bank proceeds                                                       236,000                         3,214
     Principal payments on long-term debt                                               (94,850)                         (555)
     Monetization of Section 29 tax credits                                              25,000                             -
     Deferred financing costs                                                            (2,431)                          (31)
     Stock registration fees                                                                (18)                         (225)
                                                                                      ---------                     ---------
NET CASH FROM FINANCING ACTIVITIES                                                      163,701                         2,403
                                                                                      ---------                     ---------

NET (DECREASE) INCREASE IN CASH                                                            (307)                          110

CASH AT BEGINNING OF PERIOD                                                               2,557                           294
                                                                                      ---------                     ---------

CASH AT END OF PERIOD                                                                 $   2,250                     $     404
                                                                                      =========                     =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest expense                                               $   2,709                     $   2,240
                                                                                      =========                     =========
     Cash payments for income taxes                                                   $       -                     $       -
                                                                                      =========                     =========
     Common stock of 1,377,000 shares used for acquisition of
          minority interest in MSR                                                    $       -                     $  10,327
                                                                                      =========                     =========

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver or the Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

In June 1999, the Company reclassified marketing and processing costs to operating expense. These costs were previously reported as deductions from revenue. All prior periods have been reclassified.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three months ended March 31, 2000 and 1999 there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income
(loss) per common share calculations for the three months ended March 31, 2000 and 1999.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                            ---------------------------------------
                                                                                  2000                  1999
                                                                            -----------------     -----------------
                                                                                    (Unaudited, in thousands)
Weighted average common shares-basic                                                   17,984                11,939
Unregistered shares issuable to Unocal                                                    283                     -
                                                                            -----------------     -----------------

      Total weighted average common shares-basic                                       18,267                11,939

Potentially dilutive securities
           Stock options                                                                  165                     -
           Stock warrants                                                                   4                     -
                                                                            -----------------     -----------------
Weighted average common shares-diluted                                                 18,436                11,939
                                                                            =================     =================

For the three months ended March 31, 2000, 283,056 of the original 404,381 contingently issuable unregistered shares of common stock currently held in escrow to be released over a three year period in connection with the Company's acquisition of properties from Unocal Corporation's Spirit Energy 76 Unit in May of 1999 are included in the basic and diluted net income per share computation (see note 2, Unocal). Approximately 25,000 shares under option were excluded from the diluted net income per share calculation as the exercise price exceeded the average market price of the Company's common stock. Warrants representing 1,128,000 shares of common stock were also excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock. For the first quarter of 1999, all potentially dilutive securities were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

2.   ACQUISITIONS

CMS Acquisition

On March 31, 2000, the Company completed the previously announced acquisition from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, of CMS properties located primarily in Michigan for $164 million, subject to subsequent adjustments. The CMS properties consist of interests in approximately 3,050 gross (650 net) producing oil and gas wells located on approximately 512,000 gross (450,000 net) acres. Holditch-Reservoir Technologies Consulting Services, a Schlumberger company, estimated proved reserves attributable to the CMS acquisition of 315.1 Bcf of natural gas and 747.8 Mbbls of crude oil and condensate, and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe with an estimated SEC PV-10 value as of January 1, 2000 of $184.0 million. Approximately 81% of the proved reserve volumes is classified as proved developed. Current daily production from the CMS properties is estimated to be 49 Mmcfe.

Financing for the acquisition was accomplished through restructuring Quicksilver's senior bank facility, the sale of $43 million in Subordinated Notes, and the monetization of a portion of the accompanying Section 29 tax credits to a major financial institution (see note 5).

The acquisition was accounted for under the purchase accounting method, and consists of both CMS producing properties as well as common stock of Terra Energy Ltd.

Summary pro forma results of operations for the quarters ended March 31, 2000 and March 31, 1999 giving effect to the acquisition as though the acquisition had occurred at the beginning of each period are presented below. Adjustments were made to reflect a combined depletion rate, restatement for the full cost accounting method, incremental general and administrative expense, interest expense on acquisition debt, and the sale of Section 29 tax credits.

                                                                               For the Three Months Ended
(In Thousands, except per share data)                                                   March 31,
                                                                        --------------------------------------
                                                                             2000                    1999
                                                                        --------------          --------------
Revenues                                                                       $30,549                 $19,680
Expenses                                                                       $27,237                 $22,443
Net Income                                                                     $ 2,146                 $(1,729)
Basic and diluted earnings per share                                           $   .12                 $  (.14)


Unocal Acquisition

On May 17, 1999, the Company completed a purchase from Unocal Corporation's Spirit Energy 76 Unit of substantially all of Unocal's natural gas and crude oil assets in Michigan. The purchase price consisted of $25.8 million in cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price totaling $3 million was placed in escrow. The Company currently estimates that 283,056 shares will be distributed to Unocal over a three-year period, subject to adjustment pending the resolution of certain contingencies (see note 7).

3.   DEFERRED FINANCING COSTS

The Company amended its credit facility agreement (see note 4) on March 31, 2000 and incurred additional deferred loan costs to be amortized over the remainder of the agreement terminating March 21, 2003.

                                                                          March 31, 2000             December 31, 1999
                                                                     ---------------------       -----------------------
                                                                                         (In thousands)
                                                                           (Unaudited)
Deferred financing costs                                                    $6,987                        $1,510
Less accumulated amortization                                                 (383)                         (307)
                                                                            ------                        ------
Net deferred financing costs                                                $6,604                        $1,203
                                                                            ======                        ======

4.   LONG-TERM DEBT

                                                                        March 31, 2000            December 31, 1999
                                                                    --------------------      -----------------------
                                                                          (Unaudited)
Long-term debt, in thousands, consists of:
Notes payable to banks
        (9.03% at March 31, 2000 and 8.315% at
               December 31, 1999)                                         $180,000                    $84,850
        (8.63% at March 31, 2000 and 8.465% at
               December 31, 1999)                                           13,000                      8,000
        (8.5% at December 31, 1999)                                              -                      2,000
     Subordinated Notes (14.75%, second mortgage note)                      43,000                          -
     Other loans                                                             2,233                      2,236
                                                                          --------                    -------
                                                                           238,233                     97,086

Less current maturities                                                     (2,131)                    (2,134)
                                                                          --------                    -------
                                                                          $236,102                    $94,952
                                                                          ========                    =======

Long-term maturities are as follows, in thousands of dollars:

                     Periods Ending        March 31, 2000
                     --------------        --------------
                                            (Unaudited)
                          2000                   2,131
                          2001                       -
                          2002                       -
                          2003                 193,000
                          2004                       -
                       Thereafter               43,102
                                              --------
                                              $238,233
                                              ========

As part of the acquisition of the CMS properties and Terra Energy Ltd, the Company amended the agreement setting forth the terms of its credit facility ("Credit Facility"). The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million.
The Borrowing Base is $200 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) +1.65% or bank prime rate. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. The Credit Facility terminates March 31, 2003.

The Company also sold $43 million of 14.75% Second Mortgage Notes ("Subordinated Notes") on March 31, 2000. The Company may not prepay the Subordinated Notes, in whole or any part, until after March 28, 2003. Prepayments will require a premium payment ranging from 3% to 6%. Quarterly interest payments to the note holders may be paid in kind with respect to all or any portion of interest in excess of 10% by issuing additional notes. The collateral for the Subordinated Notes consists of substantially all of the existing assets of the Company and any future reserves acquired. The Subordinated Notes contain certain restrictive covenants, which, among other things, require maintenance of working capital, collateral coverage ratio and an earnings ratio before interest, taxes, depreciation and amortization, costs associated with seismic geological and geophysical services in connection and attributable to oil and gas exploration ("EBITDAX"). The Subordinated Notes are due and payable in full on March 30, 2009.

MGV Energy Inc. has a balance of US$2,130,630 in debt related to the acquisition of the Monogram Unit in August 1999. The interest rate is 0.75% over Canadian Imperial Bank of Commerce ("CIBC") prime. CIBC's prime was 7% and 6.5%, respectively, as of March 31, 2000 and December 31, 1999.

5.   OTHER LONG-TERM LIABILITIES

Quicksilver's properties include certain properties which carry IRS Code Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production. During 1997, tax credits were conveyed through the sale of working interests to a bank. The purchase and sale agreement and ancillary agreements with the bank provide that the Company will receive cash, payment for future production on the properties, and payment for a portion of the tax credits taken by the bank. A portion of the initial cash payment made by the bank represented an advance payment for the first eighteen months of tax benefits. As of March 31, 2000, and December 31, 1999, a balance of $800,000 remained as a result of the cash consideration received in excess of the tax benefit earned. The balance of $800,000 will be applied towards the repurchase of the properties after the tax benefits of the IRS Code Section 29 expire at December 31, 2002.

Additionally, on March 31, 2000, the Company conveyed to a bank Section 29 credits for 99.5% of the interests acquired from CMS and the Terra interests in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and are included in long-term liabilities. The purchase and sale agreement and ancillary agreements with the bank include a production payment in favor of Quicksilver burdening future production on the properties.

Long-term liabilities also include $2 million representing the non-current portion of the Unocal property acquisition discussed in note 2.

6.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS

The Company is authorized to issue 40 million shares of common stock with a par value per share of one cent ($0.01) and 10 million shares of preferred stock with a par value per share of one cent ($0.01). At March 31, 2000, the Company had 18,267,148 shares of common stock outstanding, including 283,056 of the 404,381 unregistered shares contingently issuable to Unocal (see note 2), and no shares of preferred stock outstanding. Pursuant to a Purchase and Sale Agreement between the Company and CMS Oil and Gas Company, dated March 4, 2000, the Company issued 3,650,000 shares of its common stock to CMS as a portion of an earnest money performance deposit. Such shares, which were valued on the date of issuance at $4.00 per share, were returned to the Company at closing of the acquisition and are now held as treasury shares.

Warrants and Options

The Company has warrants outstanding to purchase 550,000 shares of common stock at $12.50 per share, 550,000 shares of common stock at $20.00 per share, 28,000 shares of common stock at $33.75 per share, and 5,750 shares of common stock at $0.10 per share (exercisable only after the market price of the Company's common stock reaches $10.00 per share), and options outstanding to purchase 24,857 shares of common stock at $8.75 per share.

On October 4, 1999, the Board of Directors adopted the 1999 Stock Option and Stock Retention Plan ("the Plan"), which will be submitted for approval at the next stockholders' meeting on June 6, 2000. There are 1.3 million shares of common stock reserved for issuance under the Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards. No employee of the Company or subsidiary may receive options or awards aggregating more than 20% of the shares of common stock available under the Plan.

On February 10, 2000, the Company granted incentive stock options covering 459,203 shares of common stock to certain employees. These options were granted at an exercise price of $3.6875 and vest equally in three annual installments beginning one year from the date of grant. No compensation cost was recognized at date of grant because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. There were no options exercisable at March 31, 2000.

7.   CONTINGENCIES

The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code.

Management considers a portion of the approximately $2,450,000 account receivable associated with this purchaser to be uncollectible; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter of 1999 and remains in place at March 31, 2000. All contracts with that purchaser have been terminated, and the gas has been recontracted with a credit-worthy purchaser. The Company believes that based on information currently available regarding the bankruptcy proceeding, the net receivable will be recovered.

In connection with the purchase of certain properties from Unocal (see note 2), the Company placed 404,381 unregistered shares of Company common stock in escrow. These shares will be distributed to Unocal over a three-year period, subject to downward adjustment pending the resolution of certain contingencies. The Company currently estimates it will spend approximately $900,000 for environmental clean up on the properties and that it will therefore issue 94,352 shares each in the second quarter of 2000, 2001 and 2002. Unocal has not agreed with this estimate, and the final outcome may differ. Nevertheless, shares considered outstanding for purposes of earnings per share calculation include the 283,056 shares the Company anticipates issuing for the contingent purchase price.

Related Party Transactions

The Darden Family has effective beneficial ownership of 56.53% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company and Quicksilver Energy L.C. Frank Darden, Thomas Darden, Glenn Darden and Anne Darden Self are also Directors of the Company. Mercury operates the Company's oil and gas properties, and until April 1, 2000, provided most of the Company's accounting, treasury and administrative functions. On April 1, 2000 accounting employees were transferred from Mercury to Quicksilver. The employees involved in operating Quicksilver's oil and gas properties will transfer to the Company on July 1, 2000. As a result, Quicksilver's dependence on Mercury will be significantly reduced. All transactions with any affiliates are at arms length and require approval of a majority of the disinterested members of the Board of Directors. During the first quarter of 2000, Quicksilver paid $737,247 for services rendered by affiliated companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company's financial statements contained herein and in its Form 10-K for the year ended December 31, 1999, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risk, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

CAPITAL RESOURCES AND LIQUIDITY

General

The following discussion compares the Company's financial condition at March 31, 2000, to its financial condition at December 31, 1999. For the twelve months ended December 31, 1999 and the three months ended March 31, 2000, the Company spent approximately $43.5 and $171 million, respectively, on acquisition and development activities. The capital program was financed from operations, additional borrowings, restructured bank facility, monetization of a portion of acquired Section 29 tax credits, sale of Subordinated Notes and, sale of the Company's common stock.

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

The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 65% of its natural gas production under long- term contracts. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

The Company's net cash provided by operations for the three months ended March 31, 2000 was $6,841,000, compared to $3,149,000 for the same period last year. The increase resulted from higher earnings and a $2,450,000 account receivable not collected in the first quarter of 1999, which was partially offset by other working capital changes.

The Company's net cash used in investing for the three months ended March 31, 2000 was $170,849,000. Investing activities were comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through a combination of operating cash flow, bank borrowings, Subordinated Notes and monetization of a portion of acquired Section 29 tax credits.

The Company's net cash from financing activities for the three months ended March 31, 2000 was $163,701,000. Sources of financing used by the Company have been borrowings under its Credit Facility, Subordinated Notes and monetization of a portion of Section 29 tax credits.

RESULTS OF OPERATIONS

Primarily as a result of the increased production and product prices between the quarters, net income, and cash flow from operations increased between the first quarter of 1999 and the first quarter of 2000 as set forth below.

                                                                                Three Months Ended
                                                                                    March 31,
                                                                  -------------------------------------------
                                                    Per Mcfe data        2000                      1999
                                                                  -----------------         -----------------
Revenue                                                                 $ 2.91                    $ 2.44
Production taxes                                                         (0.16)                    (0.15)
Lease operating expenses                                                 (1.03)                    (0.83)
                                                                  -----------------         -----------------

Production netback                                                        1.72                      1.46
General and administrative expenses                                      (0.23)                    (0.21)
Net cash interest expense                                                (0.38)                    (0.43)
Other                                                                     0.13                     (0.03)
                                                                  -----------------         -----------------

       Cash flow from operations (a)                                      1.24                      0.79
Depletion and depreciation                                               (0.74)                    (0.71)
Other non-cash items                                                     (0.27)                    (0.20)
                                                                  -----------------         -----------------

       Net income (loss)                                                $ 0.23                    $(0.12)
                                                                  =================         =================

(a) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999


Revenues: Total revenues for the three months ended March 31, 2000 were $15,979,000, an increase of 64.8% from the $9,694,000 reported in the three months ended March 31, 1999.

The Company's results of operations for the first quarter of 2000 increased significantly over the comparable quarter last year as further set forth below.

                                                                         Three Months Ended
                                                                              March 31,
                                                              ---------------------------------------
                                                                    2000                    1999
                                                              ---------------        ----------------
Average daily production volume
     Gas - Mcf/d                                                  44,949                  35,550
     Oil - Bbls/d                                                  2,271                   1,133
     NGL - Bbls/d                                                    302                     285

Operating income (in thousands)
     Natural gas sales                                           $10,538                 $ 7,587
     Oil sales                                                     3,558                     948
     Natural gas liquid ("NGL") sales                                639                     255
                                                              ---------------        ----------------
            Total oil, gas and related product sales             $14,735                 $ 8,790
                                                              ===============        ================


Production taxes                                                 $   896                 $   605
Lease operating expenses                                           5,645                   3,285
                                                              ---------------        ----------------
            Total operating expenses                             $ 6,541                 $ 3,890
                                                              ===============        ================


Unit prices-including impact of hedges
     Gas price per thousand cubic feet ("Mcf")                   $  2.58                 $  2.37
     Oil price per barrel ("Bbls")                               $ 17.22                 $  9.14
     NGL per barrel ("Bbls")                                     $ 23.22                 $  9.94

Gas sales of $10,538,000 in the first quarter of 2000 were 38.9% higher than the $7,587,000 for the first quarter 1999. Gas volumes increased 27.8% to 4,090,396 Mcf in 2000 reflecting the additional production from the interests purchased from Unocal in May 1999 and increased prices. Average gas prices were $2.58 per Mcf in the three months ended March 31, 2000, $0.21 per Mcf higher than the average received in the 1999 period.

Oil sales grew 275.3% to $3,558,000 in the three month period ended March 31, 2000 compared to $948,000 in the 1999 quarter as a result of higher volumes and prices. Crude oil production for the first quarter 2000 was 206,630 barrels compared to 102,000 barrels in 1999. Average oil sales prices in the 2000 quarter were $17.22 per barrel compared to $9.14 per barrel in 1999.

Natural gas liquid sales increased 151% for the 2000 first quarter compared to the 1999 first quarter. NGL prices increased from $9.94 to $23.22 per Bbl.

Other income, which primarily consists of pipeline and processing fees, increased by $340,000 to $1,244,000 in the first quarter 2000 compared to $904,000 in the comparable 1999 period as a result of higher marketing revenue, transportation fees and processing fees.

Expenses: Total expenses of $14,005,000 in the first quarter of 2000 were 32.5% higher than the $10,570,000 incurred in the first quarter 1999. Operating expenses of $6,541,000 increased 68.1% from the 1999 quarter reflecting higher production. The increases were in compressor charges, chemicals, transportation fees, field payroll, material and supplies, repairs, maintenance, gas compression and property taxes. Most of the increases were a result of the additional Unocal properties.

Depletion and Depreciation

                                                                    Three Months Ended
(In thousands, except per unit amounts)                                  March 31,
                                                      ---------------------------------------------
                                                               2000                      1999
                                                      -------------------        ------------------
Depletion                                                    $3,963                    $2,707
Depreciation of other fixed assets                              128                       108
                                                             ------                    ------
Total depletion and depreciation                             $4,091                    $2,815
                                                             ======                    ======
Average DD&A cost per Mcfe                                   $ 0.74                    $ 0.71
                                                             ======                    ======

Depletion and depreciation increased to $4,091,000 in the March 31, 2000 quarter from $2,815,000 in the 1999 quarter, as a result of higher production volumes and a higher depletion rate.

General and Administrative Expenses

General and administrative costs incurred during the first quarter of $1,258,000 were 53.4% higher than in the 1999 period, reflecting higher salaries, professional fees and franchise taxes required of a larger public company due to the acquisitions of CMS and Unocal.

Interest Expense

Interest expense of $2,115,000 in the 2000 quarter increased 24.8% from the comparable 1999 period reflecting higher debt levels in 2000.

Income Taxes

                                                                       Three Months Ended
                                                                            March 31,
                                                        ----------------------------------------------
                                                                2000                       1999
                                                        -------------------         ------------------
Income tax provision (benefit) (in thousands)                   $ 705                      $(250)
Average income tax expense (benefit) per Mcf                    $0.13                      $(.06)
Effective tax rate                                              35.7%                        34%

Based on the Company's pre-tax income of $2.0 million for the quarter ended March 31, 2000, the income tax provision for the quarter was established using an effective tax rate of 35.7%. As of March 31, 2000, the Company had a deferred tax liability of $37.5 million. The increase in the deferred tax liability over the previous year is primarily the result of the acquisition of the Terra stock.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

The Company sells approximately 65% of its natural gas under long-term, fixed price contracts, and swap agreements and therefore, benefits from significant predictability of its natural gas revenues. Commodity market price fluctuations affect those natural gas volumes that are not sold under contract, and also affect crude oil sales that are not hedged.

The Company has entered into interest rate swap agreements covering $50 million of its debt. These agreements consist of one covering $25 million through May 8, 2000, which converts the debt floating LIBOR base rate to a 5.75% fixed rate, and a second for $25 million through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70% fixed rate. Interest expense for the three months ended March 31, 2000 was $77,962 lower as a result of these rate swaps.

As of March 31, 2000, the Company had zero-cost financial contracts ("collars") in place that hedged a total of 1,000 barrels of oil per day ("MMcf/d") through July 2000 and 500 barrels of oil per day through November 2000. The first set of contracts had a weighted average ceiling price of approximately $20.65 per barrel and the second set of contracts had a ceiling price of $25.85 per barrel. These contracts had a floor price of $18.50 and $21.00 per barrel, respectively.

The Company also has fixed price swaps for 500 barrels per day at $19.35 per barrel through July 2000 and 7,500 mcf per day at $2.40 per mcf through April 2004. MGV Energy Inc. has a fixed price swap for an average of 20,852 Giga Joules (which approximates 20,800 mcf) per month at $3.09 Canadian through October 2004.

Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. There has been no material change in market prices since December 31, 1999.

As a result of these hedging activities for the three months ended March 31, 2000, gas revenues were decreased by $195,585 and oil revenues were decreased by $1,291,830.

PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

Pursuant to a Purchase and Sale Agreement between the Company and CMS Oil and Gas Company, dated March 4, 2000, the Company issued 3,650,000 shares of its common stock to CMS as a portion of an earnest money performance deposit. Such shares, which were valued on the date of issuance at $4.00 per share, were returned to the Company at closing of the acquisition and are now held as treasury shares. Issuance of the shares to CMS was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of such Act.

Reference is made to note 4 to the financial statements included in Part I of this report describing dividend restrictions and restrictive covenants imposed by instruments and agreements under which the Company's long-term debt is outstanding.

ITEM 6.   Exhibits and Reports on Form 8-K:

   (a)  Exhibits


          +    2.1   Purchase and Sale Agreement, dated March 4, 2000, between
                     CMS Oil and Gas Company and Quicksilver Resources Inc.
                     (filed as Exhibit 2.1 to the Company's Form 8-K filed April
                     14, 2000 and included herein by reference).

          +    4.1   Note Purchase Agreement, dated March 31, 2000, between the
                     Company and the Purchasers identified therein (filed as Exhibit 4.1 to the Company's Form 8-K filed April 14, 2000 and included herein by reference).

          *   10.1   Third Amended and Restated Credit Agreement dated as of
                     March 31, 2000, among Quicksilver Resources Inc., as
                     Borrower, Bank of America, N.A., as Administrative Agent, and the financial institutions listed on Schedule 1 thereto.

          *   10.2   Third Amendment to Third Amended and Restated Credit
                     Agreement, dated effective as of April 24, 2000, among the parties described in Exhibit 10.1 above.

          *   10.3   Amended and Restated Purchase and Sale Agreement, dated as of March 31, 2000, between Quicksilver Resources Inc., as
                     Seller, and Mariner Gas LLC, as Buyer.

          *   15     Awareness letter of Deloitte & Touche LLP.

          *   23     Consent of Holditch-Reservoir Technologies Consulting
                     Services.





          *   27     Financial Data Schedule

          *           Filed herewith
          +           Previously filed


   (b)  Reports on Form 8-K:

        On April 14, 2000, the Company filed a current report on SEC Form 8-K announcing the acquisition from CMS Oil and Gas Company.

                          Quicksilver Resources Inc.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 12, 2000

                                  Quicksilver Resources Inc.



                                  By:  /s/ Glenn Darden
                                     -----------------------------------
                                            Glenn Darden
                                            President and Chief Executive
                                            Officer


                                  By:  /s/ Bill Lamkin
                                     -----------------------------------
                                            Bill Lamkin,
                                            Executive Vice President, Chief
                                            Financial Official and Secretary