Form 10-Q
period 2000-06-30
QUICKSILVER RESOURCES INC
filed 2000-08-14
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ...........to..........

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2000, the registrant had 18,077,865 outstanding shares of its common stock, $0.01 par value.

                          Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----

  Item 1.  Financial Statements

     Independent Accountants' Report                                                                            3

     Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                   4

     Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000
          and 1999 (unaudited)                                                                                  5

     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000
          and 1999 (unaudited)                                                                                  6

     Notes to Condensed Consolidated Financial Statements                                                       7


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          18


PART II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders                                                 19

  Item 6.  Exhibits and Reports on Form 8-K                                                                    19

     Signatures                                                                                                20


ITEM 1.   Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

     We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP

Fort Worth, Texas
August 10, 2000

                          Quicksilver Resources Inc.
                     Condensed Consolidated Balance Sheets
               In thousands, except share and per share amounts

                                                                                                June 30,            December 31,
                                                                                                  2000                  1999
                                                                                              -----------           ------------
ASSETS                                                                                        (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                                   $  4,426               $  2,557
    Accounts receivable, net of allowance for doubtful accounts
        of $1,350                                                                                 29,104                 15,555
    Inventories and other current assets                                                           1,394                    780
                                                                                              -----------           ------------
        Total current assets                                                                      34,924                 18,892

INVESTMENTS IN EQUITY AFFILIATES                                                                   2,880                  3,100

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                              357,196                170,800

DEFERRED FINANCING COSTS                                                                           6,683                  1,203

OTHER ASSETS                                                                                         719                    307
                                                                                              -----------           ------------
                                                                                                $402,402               $194,302
                                                                                              ===========           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                                           $  1,973               $  2,134
    Accounts payable                                                                               5,692                  7,234
    Accrued liabilities                                                                           14,106                  2,356
                                                                                              -----------           ------------
        Total current liabilities                                                                 21,771                 11,724

LONG-TERM DEBT                                                                                   240,102                 94,952

UNEARNED REVENUE                                                                                  23,443                    800

OTHER LONG-TERM LIABILITIES                                                                        1,127                  2,000

DEFERRED INCOME TAXES                                                                             40,526                 15,088

MINORITY INTEREST                                                                                    180                    187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value
        Authorized 10,000,000 shares, issued and outstanding-none                                      -                      -
    Common stock, $0.01 par value
        Authorized 40,000,000 shares, 21,738,673 issued and 18,077,865
            outstanding at June 30, 2000, and 17,994,900 issued and                                  217                    180
            17,984,092 outstanding at December 31, 1999
    Paid in capital in excess of par value                                                        76,600                 61,383
    Treasury stock of 3,660,808 and 10,808 shares                                                (14,672)                   (73)
    Retained earnings                                                                             13,108                  8,061
                                                                                              -----------           ------------
            Total stockholders' equity                                                            75,253                 69,551
                                                                                              -----------           ------------
                                                                                                $402,402               $194,302
                                                                                              ===========           ============

The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Operations
                In thousands, except per share data - Unaudited

                                                     For the Three Months Ended                 For the Six Months Ended
                                                             June 30,                                   June 30,
                                                   -------------------------------            ----------------------------
                                                     2000                    1999               2000                1999
                                                   -------                 -------            -------              -------
 REVENUE
    Oil, gas and related product sales             $29,395                 $10,957            $44,130              $19,747
    Other income                                     2,341                     649              3,585                1,158
                                                   -------                 -------            -------              -------
         Total revenues                             31,736                  11,606             47,715               20,905
                                                   -------                 -------            -------              -------

 EXPENSES
    Operating expenses                               9,980                   4,894             16,521                8,389
    Depletion and depreciation                       7,221                   3,314             11,312                6,129
    Provision for doubtful accounts                      -                       -                  -                1,350
    General and administrative                       1,697                   1,016              2,955                1,836
    Interest                                         6,772                   2,043              8,887                3,738
                                                   -------                 -------            -------              -------
         Total expenses                             25,670                  11,267             39,675               21,442
                                                   -------                 -------            -------              -------

 Income (loss) before income taxes
    and minority interest                            6,066                     339              8,040                 (537)

 Minority interest in net loss
    of MSR Exploration Ltd.                              -                       -                  -                  141
                                                   -------                 -------            -------              -------

 Income (loss) before income taxes                   6,066                     339              8,040                 (396)

 Income tax expense (benefit)                        2,288                     115              2,993                 (135)
                                                   -------                 -------            -------              -------

 NET INCOME (LOSS)                                 $ 3,778                 $   224            $ 5,047              $  (261)
                                                   =======                 =======            =======              =======

 Basic earnings per share                          $  0.21                 $  0.02            $  0.28              $ (0.02)
                                                   =======                 =======            =======              =======

 Diluted earnings per share                        $  0.21                 $  0.02            $  0.27              $ (0.02)
                                                   =======                 =======            =======              =======

 Basic weighted average number
    of shares outstanding for the periods           18,283                  12,889             18,283               12,417
                                                   =======                 =======            =======              =======

 Diluted weighted average number
    of shares outstanding for the periods           18,406                  12,889             18,417               12,417
                                                   =======                 =======            =======              =======

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
                           In thousands - Unaudited

                                                                                          For the Six Months Ended
                                                                                                    June 30,
                                                                                    -----------------------------------
                                                                                       2000                      1999
                                                                                    ---------                  --------
OPERATING ACTIVITIES
     Net income (loss)                                                              $   5,047                  $   (261)
     Charges and credits to net income not affecting cash
          Depletion and depreciation                                                   11,312                     6,129
          Deferred income taxes                                                         3,589                      (135)
          Recognition of unearned revenue                                              (2,357)                     (446)
          Amortization of deferred loan costs                                             547                       182
          Provision for doubtful accounts                                                   -                     1,350
          Equity interest in loss of affiliate                                            193                         -
          Other                                                                            14                      (141)
     Changes in assets and liabilities, excluding the effect of the acquisition
          Accounts receivable                                                          (7,764)                   (1,183)
          Inventory and other current assets                                              135                        18
          Accounts payable                                                             (5,019)                   (3,107)
          Accrued liabilities                                                           6,520                      (215)
                                                                                    ---------                  --------
NET CASH FROM OPERATING ACTIVITIES                                                     12,217                     2,191
                                                                                    ---------                  --------

INVESTING ACTIVITIES
     Acquisition of properties and equipment                                         (171,831)                  (31,097)
     Acquisition of pipeline and facilities                                            (2,469)                        -
                                                                                    ---------                  --------
NET CASH USED FOR INVESTING  ACTIVITIES                                              (174,300)                  (31,097)
                                                                                    ---------                  --------

FINANCING ACTIVITIES
     Notes payable, bank proceeds                                                     250,118                    33,231
     Principal payments on long-term debt                                            (105,129)                   (3,295)
     Monetization of Section 29 tax credits                                            25,000                         -
     Deferred financing costs                                                          (6,027)                     (871)
     Stock registration fees                                                              (10)                     (296)
                                                                                    ---------                  --------
NET CASH FROM FINANCING ACTIVITIES                                                    163,952                    28,769
                                                                                    ---------                  --------

NET INCREASE (DECREASE) IN CASH                                                         1,869                      (137)

CASH AT BEGINNING OF PERIOD                                                             2,557                       294
                                                                                    ---------                  --------
CASH AT END OF PERIOD                                                               $   4,426                  $    157
                                                                                    =========                  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for interest expense                                            $   6,177                  $  3,547
                                                                                    =========                  ========
      Cash payments for income taxes                                                $      60                  $      -
                                                                                    =========                  ========
      Common stock of 1,377,000 shares used for acquisition of
          minority interest in MSR                                                  $       -                  $ 10,327
                                                                                    =========                  ========
      Common stock of 93,773 shares used for acquisition of Unocal                  $     696                  $      -
                                                                                    =========                  ========


  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES AND DISCLOSURES

     In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     In June 1999, the Company reclassified marketing and processing costs to operating expense. These costs were previously reported as deductions from revenue. All prior periods have been reclassified.

     In May 2000, the Company reclassified transportation and processing fees to operating expense. The revenues were previously reported as other income. All prior periods have been reclassified.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which summarized the application of generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe the adoption of Staff Accounting Bulletin 101 will have any impact on its consolidated financial position or results of operations since it already recognizes revenue when the earnings process is complete.

Net Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the six months ended June 30, 2000 and 1999 there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the six months ended June 30, 2000 and 1999.

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
                                                   -------------------------------       ------------------------------

                                                          2000             1999               2000              1999
                                                   -------------------------------       ------------------------------
                                                       (Unaudited, in thousands)            (Unaudited, in thousands)
Weighted average common shares-basic                       17,984           12,889             17,984            12,417
Unregistered shares issuable to Unocal                        299               -                 299                -
                                                   --------------     ------------       ------------      ------------
      Total weighted average common shares-basic           18,283           12,889             18,283            12,417

Potentially dilutive securities
           Stock options                                      119               -                 130                -
           Stock warrants                                       4               -                   4                -
                                                   --------------     ------------       ------------      ------------
Weighted average common shares-diluted                     18,406           12,889             18,417            12,417
                                                   ==============     ============       ============      ============

     In connection with the Company's acquisition of properties from Unocal Corporation's Spirit Energy 76 Unit in May of 1999, 310,608 of the original 404,381 contingently issuable unregistered shares of common stock are held in escrow. The Company released 93,773 shares in the second quarter of 2000. Of the remaining 310,608 shares, 205,469 shares are expected to be released from escrow and 105,139 shares are expected to be returned to the Company. Accordingly a total of 299,242 shares are included in the basic and diluted net income per share computation (see note 2, Unocal). Approximately 225,000 shares under option have been excluded from the diluted net income per share calculation because exercise prices exceed the average market price of the Company's common stock. Warrants representing 1,128,000 shares of common stock have also been excluded from the diluted net income per share computation because exercise prices exceed the average market price of the Company's common stock. For the six month period ended June 30, 1999, all potentially dilutive securities were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

2.   ACQUISITIONS

CMS Acquisition

     On March 31, 2000, the Company completed the previously announced acquisition from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, of CMS properties located primarily in Michigan for approximately $164,000,000, subject to subsequent adjustments. The CMS properties consist of interests in approximately 3,050 gross (650 net) producing oil and gas wells located on approximately 512,000 gross (450,000 net) acres. Holditch-Reservoir Technologies Consulting Services, a Schlumberger company, estimated proved reserves attributable to the CMS acquisition of 315.1 Bcf of natural gas and
747.8 Mbbls of crude oil and condensate, and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe with an estimated SEC PV-10 value as of January 1, 2000 of approximately $184,000,000. Approximately 81% of the proved reserve volumes is classified as proved developed. Current daily production from the CMS properties is estimated to be 49 Mmcfe.

     Financing for the acquisition was accomplished through restructuring Quicksilver's senior bank facility, the sale of $43,000,000 in Subordinated Notes, and the monetization of a portion of the accompanying Section 29 tax credits to a major financial institution (see notes 4 and 5).

     The acquisition was accounted for under the purchase accounting method, and consists of both CMS producing properties as well as common stock of Terra Energy Ltd.

Unocal Acquisition

     On May 17, 1999, the Company completed a purchase from Unocal Corporation's Spirit Energy 76 Unit of substantially all of Unocal's natural gas and crude oil assets in Michigan. The purchase price consisted of $25,800,000 in cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price totaling $3,000,000 was placed in escrow. The Company currently estimates that 299,242 shares will be distributed to Unocal, subject to adjustment pending the resolution of certain contingencies. The Company released 93,773 shares in the second quarter of 2000 (see note 7).

3.   DEFERRED FINANCING COSTS

     The Company amended its credit facility agreement (see note 4) on March 31, 2000 and incurred additional deferred loan costs to be amortized over the remainder of the agreement terminating March 21, 2003.

                                                                       June 30, 2000              December 31, 1999
                                                                     ------------------        -----------------------
                                                                                    (In thousands)
                                                                          (Unaudited)
Deferred financing costs                                                   $7,537                         $1,510
Less accumulated amortization                                                (854)                          (307)
                                                                     ------------------        -----------------------
Net deferred financing costs                                               $6,683                         $1,203
                                                                     ==================        =======================

4.   LONG-TERM DEBT

                                                                         June 30, 2000            December 31, 1999
                                                                    --------------------      -----------------------
                                                                          (Unaudited)
Long-term debt, in thousands, consists of:
   Notes payable to banks
     (8.78% at June 30, 2000 and 8.315% at December 31, 1999)             $180,000                      $84,850
     (9.16% at June 30, 2000 and 8.465% at December 31, 1999)                4,000                        8,000
     (8.99% at June 30, 2000 and 8.5% at December 31, 1999)                  3,000                        2,000
   Subordinated Notes (14.75%, second mortgage note)                        53,000                            -
   Other loans                                                               2,075                        2,236
                                                                          --------                      -------
                                                                           242,075                       97,086

Less current maturities                                                     (1,973)                      (2,134)
                                                                          --------                      -------
                                                                          $240,102                      $94,952
                                                                          ========                      =======

Maturities are as follows, in thousands of dollars:

          Periods Ending                               June 30, 2000
          --------------                               -------------
                                                        (Unaudited)
               2000                                       $  1,973
               2001                                              -
               2002                                              -
               2003                                        187,000
               2004                                              -
            Thereafter                                      53,102
                                                          --------
                                                          $242,075
                                                          ========

     As part of the acquisition of the CMS properties and Terra Energy Ltd, the Company amended the agreement setting forth the terms of its credit facility ("Credit Facility"). The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225,000,000. The Borrowing Base is $195,000,000 and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The interest rate is determined by the ratio of outstanding credit to the borrowing base with a margin for Eurodollar Tranches. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. The Credit Facility terminates March 31, 2003.

     The Company also sold $43,000,000 of 14.75% Second Mortgage Notes ("Subordinated Notes") on March 31, 2000 and an additional $10,000,000 on April 24, 2000. The Company may not prepay the Subordinated Notes, in whole or any part, until after March 28, 2003. Prepayments will require a premium payment ranging from 3% to 6%. Quarterly interest payments to the note holders may be paid in kind with respect to all or any portion of interest in excess of 10% by issuing additional notes. The collateral for the Subordinated Notes consists of substantially all of the existing assets of the Company and any future reserves acquired. The Subordinated Notes contain certain restrictive covenants, which, among other things, require maintenance of working capital, collateral coverage ratio and an earnings ratio before interest, taxes, depreciation and amortization, costs associated with seismic geological and geophysical services in connection and attributable to oil and gas exploration ("EBITDAX"). The Subordinated Notes are due and payable in full on March 30, 2009.

     MGV Energy Inc., a 97% owned subsidiary, has a balance of US$1,972,755 as of June 30, 2000, in debt related to the August 1999 acquisition of the Monogram Unit, a Canadian property. The interest rate is 0.75% over Canadian Imperial Bank of Commerce ("CIBC") prime. CIBC's prime was 7.5% and 6.5%, respectively, as of June 30, 2000 and December 31, 1999.

5.   UNEARNED REVENUE

     Quicksilver's properties include certain properties, which carry IRS Code
Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production. During 1997, tax credits were conveyed through the sale of working interests to a bank. The purchase and sale agreement and ancillary agreements with the bank provide that the Company will receive cash, payment for future production on the properties, and payment for a portion of the tax credits taken by the bank. A portion of the initial cash payment made by the bank represented an advance payment for the first eighteen months of tax benefits. As of June 30, 2000, and December 31, 1999, a balance of $800,000 remained in unearned revenue as a result of the cash consideration received in excess of the tax benefit earned. The balance of $800,000 will be applied towards the repurchase of the properties after the tax benefits of the IRS Code Section 29 expire at December 31, 2002.

     Additionally, on March 31, 2000, the Company conveyed to a bank Section 29 credits for 99.5% of the interests acquired from CMS and the Terra interests in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25,000,000. The purchase and sale agreement and ancillary agreements with the bank include a production payment in favor of Quicksilver burdening future production on the properties. As of June 30, 2000, the $25,000,000 liability had decreased to $22,644,000. Revenue is recognized as reserves are produced.

6.   OTHER LONG-TERM LIABILITIES

     Long-term liabilities include $1,000,000 of the non-current portion of the Unocal property acquisition discussed in note 2 at June 30, 2000. The balance was $2,000,000 at December 31, 1999.

7.   STOCKHOLDERS' EQUITY

     The Company is authorized to issue 40,000,000 shares of common stock with a par value per share of one cent ($0.01) and 10,000,000 shares of preferred stock with a par value per share of one cent ($0.01). At June 30, 2000, the Company had 18,283,334 shares of common stock outstanding, including 299,242 of the 404,381 unregistered shares contingently issuable to Unocal (see note 2), and no shares of preferred stock outstanding. Pursuant to a Purchase and Sale Agreement between the Company and CMS Oil and Gas Company, dated March 4, 2000, the Company issued 3,650,000 shares of its common stock to CMS as a portion of an earnest money performance deposit. Such shares, which were valued on the date of issuance at $4.00 per share, were returned to the Company at closing of the acquisition and are now held as treasury shares.

Warrants and Options

     The Company has warrants outstanding to purchase 550,000 shares of common stock at $12.50 per share, 550,000 shares of common stock at $20.00 per share, 28,000 shares of common stock at $33.75 per share, and 5,750 shares of common stock at $0.10 per share (exercisable only after the market price of the Company's common stock reaches $10.00 per share), and options outstanding to purchase 24,857 shares of common stock at $8.75 per share, 432,203 shares of common stock at $3.6875 per share and 200,000 shares of common stock at $7.125 per share.

     On October 4, 1999, the Board of Directors adopted the 1999 Stock Option and Stock Retention Plan (`the Plan"), which was approved by the stockholders on June 6, 2000. There are 1,300,000 shares of common stock reserved for issuance under the Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards. No employee of the Company or subsidiary may receive options or awards aggregating more than 20% of the shares of common stock available under the Plan.

     On February 10, 2000, the Company granted incentive stock options under the plan covering 459,203 shares of common stock to nine of its employees. One of these options, covering 27,000 shares, has expired due to an employee resignation. These options were granted at an exercise price of $3.6875 and vest equally in three annual installments beginning one year from the date of grant. On June 30, 2000, the Company granted options covering an additional 200,000 shares at an exercise price of $7.125, and vesting requirements of the June options are identical to those of the February options. No compensation cost was recognized at date of grant because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. There were no options exercisable at June 30, 2000.

8.   CONTINGENCIES

     The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time the Company estimated it would ultimately collect $1,100,000 of the $2,450,000 accounts receivable balance and established a $1,350,000 allowance for doubtful accounts. The Company has recovered the net receivable.

     In connection with the purchase of certain properties from Unocal (see note
2), the Company placed 404,381 unregistered shares of Company common stock in escrow. The Company released 93,773 of these shares in the second quarter of 2000 and expects to release an additional 205,469 shares in the near future. Accordingly, shares considered outstanding for purposes of earnings per share calculation include the 299,242 shares the Company anticipates issuing as the contingent purchase price.

9.   RELATED PARTY TRANSACTIONS

     The Darden family has effective beneficial ownership of approximately 56% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company and Quicksilver Energy L.C. Frank Darden, Thomas Darden, Glenn Darden and Anne Darden Self are also Directors of the Company. Mercury operated the Company's oil and gas properties, and until April 1, 2000, provided most of the Company's accounting, treasury and administrative functions. On April 1, 2000 accounting employees were transferred from Mercury to Quicksilver. On July 1, 2000, employees involved in operating Quicksilver's oil and gas properties were transferred to the Company. As a result, Quicksilver's dependence on Mercury has been substantially eliminated. All transactions with any affiliates are at arms length and require approval of a majority of the disinterested members of the Board of Directors. During the first six months of 2000, Quicksilver paid $1,204,801 for services rendered by affiliated companies.

     In August 2000, the Company expects to enter into a non-binding agreement in principle to purchase all of the oil and gas related assets currently owned by Mercury. This transaction will be subject to approval by the disinterested members of the Company's Board of Directors. This acquisition will complete the transfer of oil and gas properties from Mercury to Quicksilver, which began in 1999 as part of the formation of the Company. Independent appraisers retained by the disinterested members of the Company's Board of Directors will determine the value of the last of Mercury's oil and gas related assets to be transferred to the Company. Payment for these assets will be made in cash, by issuance of note payable to Mercury bearing a current market interest rate, and through application of a $7,000,000 account receivable at June 30, 2000 owed to Quicksilver by Mercury or any combination thereof. The account receivable is related to revenue and expense activity previously performed by Mercury on behalf of Quicksilver under the Management Agreement which was terminated July 1, 2000.

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

CAPITAL RESOURCES AND LIQUIDITY

General

     The following discussion compares the Company's financial condition at June 30, 2000, to its financial condition at December 31, 1999. The discussions of cash flow and results of operations also compare the three and six-month periods ended June 30, 2000, with the comparable periods of 1999. For the twelve months ended December 31, 1999 and the six months ended June 30, 2000, the Company spent approximately $43,500,000 and $174,300,000, respectively, on acquisition and development activities. The capital program was financed from operations, additional borrowings, restructured bank facility, monetization of a portion of acquired Section 29 tax credits, sale of Subordinated Notes and sale of the Company's common stock.

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

     The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 73% of its natural gas production under long- term, fixed price contracts, and swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

     The Company's net cash provided by operations for the six months ended June 30, 2000 was $12,217,000, compared to $2,191,000 for the same period last year. The increase resulted from higher earnings, primarily as a result of the acquisition of CMS properties, somewhat offset by an increase in working capital, and a $2,450,000 account receivable not collected in the first quarter of 1999.

     The Company's net cash used in investing for the six months ended June 30, 2000 was $174,300,000. Investing activities were comprised primarily of additions to oil and gas properties through the acquisition of CMS properties and development and, to a lesser extent, exploration of oil and gas properties and additions of field service assets.

     The Company's activities have been financed through a combination of operating cash flow, bank borrowings, Subordinated Notes and monetization of a portion of acquired Section 29 tax credits ("2000 Section 29 Tax Credit Monetization"). The Company's net cash from financing activities for the six months ended June 30, 2000 was $163,952,000. Sources of financing used by the Company have been borrowings under its Credit Facility, Subordinated Notes and monetization of a portion of Section 29 tax credits.

RESULTS OF OPERATIONS

     Primarily as a result of the increased production and product prices, net income and cash flow from operations increased between the six months of 1999 and the six months of 2000 as shown below.

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 ---------------------------------
                                                                                           (Per Mcfe data)
                                                                                     2000                 1999
                                                                                 ------------        -------------
Revenue                                                                             $ 3.08               $ 2.29
Production taxes                                                                     (0.16)               (0.15)
Lease operating expenses                                                             (0.91)               (0.77)
                                                                                 ------------        -------------
Production netback                                                                    2.01                 1.37
General and administrative expenses                                                  (0.19)               (0.20)
Net cash interest expense                                                            (0.57)               (0.41)
Other                                                                                (0.46)               (0.52)
                                                                                 ------------        -------------
       Cash flow from operations (a)                                                  0.79                 0.24
Depletion and depreciation                                                           (0.73)               (0.67)
Other non-cash items                                                                  0.27                 0.40
                                                                                 ------------        -------------
       Net income (loss)                                                            $ 0.33               $(0.03)
                                                                                 ============        =============

(a) Represents cash flow provided by operations, exclusive of depletion, depreciation and amortization and the net change in non-cash working capital balances.

Three Months Ended June 30, 2000 Compared with the Three Months Ended June 30, 1999

     The acquisition of oil and gas properties in Michigan from CMS Oil and Gas Company on March 31, 2000, significantly increased Quicksilver's results of operations for the quarter ended June 30, 2000.

                                                                         For the Three Months Ended
                                                                                June 30, 2000
                                                      ---------------------------------------------------------------
                                                        QRI, excluding
                                                              CMS                      CMS                 TOTAL
                                                      --------------------     -----------------    -----------------
                                                                       (In thousands, except volumes)
REVENUE
    Production                                             $   14,773            $   14,622           $   29,395
    Other income                                                2,339                     2                2,341
                                                      --------------------     -----------------    -----------------
           Total revenue                                       17,112                14,624               31,736
                                                      ====================     =================    =================
EXPENSES
    Operating expenses                                          5,015                 4,965                9,980
    Depletion and depreciation                                  4,039                 3,182                7,221
    General and administrative                                  1,684                    13                1,697
    Interest                                                    2,805                 3,967                6,772
                                                      --------------------     -----------------    -----------------
           Total expenses                                      13,543                12,127               25,670
                                                      --------------------     -----------------    -----------------
Income before income taxes                                 $    3,569            $    2,497           $    6,066
                                                      ====================     =================    =================
Gas volume in Mcf                                           4,110,698             3,983,871            8,094,569
                                                      ====================     =================    =================

     Revenues: Total revenues for the three months ended June 30, 2000 were $31,736,000; an increase of 173.4% from the $11,606,000 reported in the three months ended June 30, 1999. The increase was primarily due to higher volumes from the acquisition of oil and gas properties from CMS.

     The Company's revenues for the second quarter of 2000 increased significantly over the comparable quarter last year as further shown below.

                                                                            Three Months Ended
                                                                                 June 30,
                                                                 ---------------------------------------
                                                                      2000                    1999
                                                                 ---------------         ---------------
Average daily production volume
     Gas - Mcf/d                                                      88,951                  42,464
     Oil - Bbls/d                                                      2,883                   2,044
     Natural gas liquid ("NGL") - Bbls/d                                 566                     300

Product sale revenues (in thousands)
     Natural gas sales                                               $22,990                 $ 8,168
     Oil sales                                                         5,516                   2,535
     NGL sales                                                           889                     254
                                                                 ---------------         ---------------
            Total oil, gas and related product sales                 $29,395                 $10,957
                                                                 ===============         ===============

Unit prices-including impact of hedges
     Gas price per thousand cubic feet ("Mcf")                       $  2.84                 $  2.11
     Oil price per barrel ("Bbls")                                   $ 21.03                 $ 13.44
     NGL per barrel ("Bbls")                                         $ 17.27                 $  9.31

     Gas sales of $22,990,000 in the second quarter of 2000 were 181.5% higher than the $8,168,000 for the second quarter 1999. Gas volumes increased 109.5% to 8,094,569 Mcf in 2000 reflecting the additional production from the interests purchased from Unocal in May 1999, and CMS in March 2000. Average gas prices were $2.84 per Mcf in the second quarter ended June 30, 2000, $0.73 per Mcf higher than the average price received in the 1999 period.

     Oil sales grew 117.6% to $5,516,000 in the second quarter period ended June 30, 2000 compared to $2,535,000 in the 1999 period as a result of higher volumes due to the CMS acquisition and higher prices. Crude oil production for the second quarter 2000 was 262,351 barrels compared to 186,000 barrels in 1999. Average oil sales prices in the second quarter were $21.03 per barrel compared to $13.44 per barrel in 1999.

     NGL sales increased 250% for the 2000-second quarter compared to the 1999-second quarter. NGL price increases from $9.31 to $17.27 per Bbl and volumes increased due to the CMS acquisition. Both contributed to the higher revenue.

     Other income, which primarily consists of the recognition of deferred income associated with the monetization of Section 29 tax credits, increased by $1,692,000 to $2,341,000 in the second quarter of 2000 compared to $649,000 in the comparable 1999 period as a result of production on the properties related to the Section 29 tax credits monetization.

     Expenses: Total expenses of $25,670,000 in the second quarter of 2000 were 127.8% higher than the $11,267,000 incurred in the second quarter of 1999. Operating expenses of $9,980,000 increased 103.9% from the 1999 quarter reflecting higher production. The increases were in compressor charges, chemicals, transportation fees, field payroll, material and supplies, repairs, maintenance, gas compression and property taxes. Most of the increases were primarily a result of additional volumes produced from the Unocal and CMS properties.

Depletion and Depreciation

                                                                                      Three Months Ended
(In thousands, except per unit amounts)                                                    June 30,
                                                                        ---------------------------------------------
                                                                                 2000                      1999
                                                                        -------------------        ------------------
Depletion                                                                      $6,801                    $3,112
Depreciation of other fixed assets                                                420                       202
                                                                               ------                    ------
Total depletion and depreciation                                               $7,221                    $3,314
                                                                               ======                    ======
Average DD&A cost per Mcfe                                                     $ 0.72                    $ 0.64
                                                                               ======                    ======

     Depletion and depreciation increased to $7,221,000 in the second quarter of 2000 from $3,314,000 in the same period of 1999, as a result of production volumes associated with the CMS properties, and an increase in the depletion rate.

General and Administrative Expenses

     General and administrative costs incurred during the second quarter of 2000 of $1,697,000 were 67% higher than in the 1999 period, reflecting higher salaries, professional fees and franchise taxes due to the acquisitions of CMS and Unocal properties.

Interest Expense

     Interest expense of $6,772,000 in the second quarter increased 231.5% from the comparable 1999 period reflecting higher debt levels due to the CMS acquisition and higher effective interest rates in 2000.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999

     The acquisition of oil and gas properties in Michigan from CMS Oil and Gas Company on March 31, 2000, significantly increased Quicksilver's results of operations for the six months ended June 30, 2000.

                                                                          For the Six Months Ended
                                                                                June 30, 2000
                                                      ---------------------------------------------------------------
                                                        QRI, excluding
                                                             CMS                       CMS                 TOTAL
                                                      --------------------     -----------------    -----------------
                                                                       (In thousands, except volumes)
REVENUE
    Production                                             $   29,508            $   14,622          $    44,130
    Other income                                                3,583                     2                3,585
                                                      --------------------     -----------------    -----------------
           Total revenue                                       33,091                14,624               47,715
                                                      --------------------     -----------------    -----------------
EXPENSES
    Operating expenses                                         11,556                 4,965               16,521
    Depletion and depreciation                                  8,130                 3,182               11,312
    General and administrative                                  2,942                    13                2,955
    Interest                                                    4,920                 3,967                8,887
                                                      --------------------     -----------------    -----------------
           Total expenses                                      27,813                12,127               39,675
                                                      --------------------     -----------------    -----------------
Income before income taxes                                 $    5,543            $    2,497          $     8,040
                                                      ====================     =================    =================
Gas volume in Mcf                                           8,201,094             3,983,871           12,184,965
                                                      ====================     =================    =================

     Revenues: Total revenues for the six months ended June 30, 2000 were $47,715,000; an increase of 128.2% from the $20,905,000 reported in the six months ended June 30, 1999.

     The Company's revenues for the first half of 2000 increased significantly over the comparable period last year as further shown below.

                                                                             Six Months Ended
                                                                                 June 30,
                                                                 ---------------------------------------
                                                                       2000                    1999
                                                                 ---------------         ---------------
Average daily production volume
     Gas - Mcf/d                                                      66,950                  39,026
     Oil - Bbls/d                                                      2,577                   1,591
     NGL - Bbls/d                                                        434                     293

Product sale revenues (in thousands)
     Natural gas sales                                               $33,528                 $15,755
     Oil sales                                                         9,074                   3,483
     NGL sales                                                         1,528                     509
                                                                 ---------------         ---------------
            Total oil, gas and related product sales                 $44,130                 $19,747
                                                                 ===============         ===============

Unit prices-including impact of hedges
     Gas price per thousand cubic feet ("Mcf")                       $  2.75                 $  2.23
     Oil price per barrel ("Bbls")                                   $ 19.35                 $ 12.09
     NGL per barrel ("Bbls")                                         $ 19.34                 $  9.61

     Gas sales of $33,528,000 in the first six months of 2000 were 112.8% higher than the $15,755,000 for the same period in 1999 as gas volumes increased 72.5% to 12,184,965 Mcf in 2000 reflecting the additional production from the interests purchased from Unocal in May 1999, and CMS in March 2000 and increased prices. Average gas prices were $2.75 per Mcf in the six months ended June 30, 2000, $0.52 per Mcf higher than the average received in the 1999 period.

     Oil sales grew 160.5% to $9,074,000 in the six months ended June 30, 2000 compared to $3,483,000 in the 1999 comparable period as a result of higher volumes from the CMS acquisition and higher prices. Crude oil production for the six months ended June 30, 2000 was 468,981 barrels compared to 288,000 barrels for same period in 1999. Average oil sales prices in the first six months of 2000 were $19.35 per barrel compared to $12.09 per barrel for the first half of 1999.

     NGL sales increased 200.2% for the first half of 2000 compared to the first half of 1999. NGL prices increased from $9.61 to $19.34 per Bbl.

     Other income, which primarily consists of the recognition of deferred income associated with the monetization of Section 29 tax credits, increased by $2,427,000 to $3,585,000 in the first six months of 2000 compared to $1,158,000 in the comparable 1999 period as a result of production on the properties related to the 2000 Section 29 tax credits monetization.

     Expenses: Total expenses of $39,675,000 in the first half of 2000 were 85% higher than the $21,442,000 incurred in the first and second quarters of 1999. Operating expenses of $16,521,000 increased 96.9% from the 1999 first and second quarters reflecting higher production. The increases were in compressor charges, chemicals, transportation fees, field payroll, material and supplies, repairs, maintenance, gas compression and property taxes and were primarily the result of operating the acquired Unocal and CMS properties.

Depletion and Depreciation

                                                                                       Six Months Ended
(In thousands, except per unit amounts)                                                    June 30,
                                                                        ---------------------------------------------
                                                                                 2000                      1999
                                                                        -------------------        ------------------
Depletion                                                                     $10,764                    $5,819
Depreciation of other fixed assets                                                548                       310
                                                                              -------                    ------
Total depletion and depreciation                                              $11,312                    $6,129
                                                                              =======                    ======
Average DD&A cost per Mcfe                                                    $  0.73                    $ 0.67
                                                                              =======                    ======

     Depletion and depreciation increased to $11,312,000 in the first half of 2000 from $6,129,000 in the same period of 1999, as a result of higher production volumes and a higher depletion rate.

General and Administrative Expenses

     General and administrative costs incurred during the first six months of 2000 totaled $2,955,000 and were 60.9% higher than in the 1999 period, reflecting higher salaries, professional fees and franchise taxes required of a larger public company due to the acquisitions of CMS and Unocal.

Interest Expense

     Interest expense of $8,887,000 in the first six months of 2000 increased 137.7% from the comparable 1999 period reflecting higher debt levels in 2000 due to the CMS acquisition and higher effective interest rates in 2000.

Income Taxes                                                                              Six Months Ended
                                                                                              June 30,
                                                                          ----------------------------------------------
                                                                                   2000                       1999
                                                                          -------------------         ------------------
Income tax provision (benefit) (in thousands)                                    $2,993                     $ (135)
Average income tax expense (benefit) per Mcfe                                    $ 0.19                     $(0.01)
Effective tax rate                                                                37.22%                        34%

     Based on the Company's pre-tax income of $8,040,000 for the six months ended June 30, 2000, the income tax provision for the six month period was established using an effective tax rate of 37.22%. As of June 30, 2000, the Company had a deferred tax liability of $40,526,000. The increase in the deferred tax liability over the previous year is primarily the result of the acquisition of the Terra stock.

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

Commodity Price Risk

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and gas production. These contracts consist of price ceilings and floors, no-cost collars and fixed price swaps.

     The Company sells approximately 73% of its natural gas under long-term, fixed price contracts, and swap agreements and therefore, benefits from significant predictability of its natural gas revenues. Commodity market price fluctuations affect those natural gas volumes that are not sold under contract, and also affect crude oil sales that are not hedged.

     As of June 30, 2000, the Company had zero-cost financial contracts ("collars") in place that hedged a total of 1,000 barrels of oil per day ("MBbls/d") through July 2000 and 500 barrels of oil per day through November 2000. The first set of contracts had a weighted average ceiling price of approximately $20.65 per barrel and the second set of contracts had a ceiling price of $25.85 per barrel. These contracts had a floor price of $18.50 and $21.00 per barrel, respectively.

     The Company also has fixed price swaps for 500 barrels per day at $19.35 per barrel through July 2000 and 7,500 mcf per day at $2.40 per mcf through April 2004. MGV Energy Inc. has a fixed price swap for an average of 20,852 Giga Joules (which approximates 20,800 mcf) per month at $3.09 Canadian through October 2004.

     Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on the future market prices at June 30, 2000 the Company would expect to pay approximately $32,000,000 on the natural gas contracts, and $1,700,000 on crude oil contracts.

     As a result of these hedging activities for the six months ended June 30, 2000, gas revenues were decreased by $2,417,480 and oil revenues were decreased by $2,570,767.

Interest Rate Risk

     The Company has an interest rate swap agreement covering $25,000,000 of its debt through June 17, 2002, which converts the debt floating LIBOR base rate to a 5.70% fixed rate. The Company had another agreement covering $25,000,000 through May 8, 2000, which converted the debt floating LIBOR base rate to a 5.75% fixed rate. Interest expense for the six months ended June 30, 2000 was $167,145 lower as a result of interest rate swaps.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On June 6, 2000, the Company held its 2000 annual meeting of shareholders. The number of shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting, were as follows:

Class of Stock    Number of Shares Outstanding  Number of Shares Present
------------------------------------------------------------------------

Common            17,984,092                    14,132,176

     At the meeting, Ms. Anne Darden Self and Messrs. Mark Warner, Steven Morris, Randall Kent, Yandell Rogers, Frank Darden, Thomas Darden and Glenn Darden were elected as directors of the Company. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the management's nominees as listed in the proxy statement.

     The remaining matters acted upon at the annual meeting were:

     . A proposal to approve the Company's 1999 Stock Option and Retention Stock
       Plan; and

     . Ratification of the appointment by the Board of Directors of independent public accountants of the Company for the fiscal year ending December 31, 2000.

     All shares represented at the meeting were voted in favor of the proposal to approve the plan and the ratification of the appointment, with the exception of 422,128 votes against the proposal to approve the plan and 43,423 abstentions and 812,538 votes against the ratification of the appointment and 47,370 abstentions.


ITEM 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits

               15  Awareness letter of Deloitte & Touche LLP.
               23  Consent of Holditch-Reservoir Technologies Consulting
                   Services
               27  Financial Data Schedule

     (b)  Reports on Form 8-K:

     On April 14, 2000, the Company filed a current report on SEC Form 8-K announcing the acquisition from CMS Oil and Gas Company. The Company filed an amendment to the Form 8-K on SEC Form 8-K/A on June 15, 2000, containing financial statements of the assets acquired.

                          Quicksilver Resources Inc.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 10, 2000


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