Form 10-Q
period 2000-09-30
QUICKSILVER RESOURCES INC
filed 2000-11-14
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ..............to.............

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 9, 2000, the registrant had 18,283,334 outstanding shares of its common stock, $0.01 par value.

                           Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----
Item 1.  Financial Statements

   Independent Accountants' Report                                                                            3

   Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                          4

   Condensed Consolidated Statements of Operations for the three and nine months ended
     September 30, 2000 and 1999                                                                              5

   Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
     and 1999                                                                                                 6

   Condensed Notes to Consolidated Financial Statements                                                       7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          19


PART II.  OTHER INFORMATION

Item 5.  Other Information                                                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                                                    20

   Signatures                                                                                                21


ITEM 1.     Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

  We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 9, 2000

                                    Quicksilver Resources Inc.
                              Condensed Consolidated Balance Sheets
                   In thousands, except share and per share amounts - Unaudited

                                                                                   September 30,           December 31,
 ASSETS                                                                                2000                    1999
                                                                                   -------------           ------------
 CURRENT ASSETS
    Cash and cash equivalents                                                      $   14,623              $    2,557
    Accounts receivable, net of allowance for doubtful accounts
            of $0 and $1,350, respectively                                             27,059                  15,555
    Inventories and other current assets                                                1,476                     780
                                                                                   -------------           ------------
            Total current assets                                                       43,158                  18,892

 INVESTMENTS IN EQUITY AFFILIATES                                                       8,119                   3,100

 PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                  352,802                 170,800

 DEFERRED FINANCING COSTS                                                               5,798                   1,203

 OTHER ASSETS                                                                           1,500                     307
                                                                                   -------------           ------------
                                                                                   $  411,377              $  194,302
                                                                                   =============           ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of long-term debt                                              $    2,179              $    2,134
    Accounts payable                                                                    4,889                   7,234
    Accrued liabilities                                                                18,298                   2,356
                                                                                   -------------           ------------
            Total current liabilities                                                  25,366                  11,724

 LONG-TERM DEBT                                                                       240,102                  94,952

 UNEARNED REVENUE                                                                      21,267                     800

 OTHER LONG-TERM LIABILITIES                                                              136                   2,000

 DEFERRED INCOME TAXES                                                                 42,810                  15,088

 MINORITY INTEREST                                                                        151                     187

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value
          Authorized 10,000,000 shares, issued and outstanding-none                       -                       -
    Common stock, $0.01 par value
       Authorized 40,000,000 shares, 22,049,281 issued and 18,283,334 outstanding at September 30, 2000, and 17,994,900 issued and
         17,984,092 outstanding at December 31, 1999                                      220                     180
    Paid in capital in excess of par value                                             78,123                  61,383
    Treasury stock of 3,765,947 and 10,808 shares                                     (14,673)                    (73)
    Retained earnings                                                                  17,875                   8,061
                                                                                   -------------           ------------
            Total stockholders' equity                                                 81,545                  69,551
                                                                                   -------------           ------------
                                                                                   $  411,377              $  194,302
                                                                                   =============           ============

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Operations
                In thousands, except per share data - Unaudited


                                                            For the Three Mopnths Ended               For the Nine Months Ended
                                                                     September 30,                           September 30,
                                                          -------------------------------           -----------------------------
                                                             2000                 1999                  2000                1999
                                                          ----------           ----------           ----------           ----------
 REVENUE
    Oil, gas and related product sales                     $ 28,140             $ 13,724             $ 72,270             $ 33,471
    Other income                                              2,846                  509                6,431                1,666
                                                          ----------           ----------           ----------           ----------
          Total revenues                                     30,986               14,233               78,701               35,137
                                                          ----------           ----------           ----------           ----------

 EXPENSES
    Operating expenses                                        9,507                5,245               26,028               13,633
    Depletion and depreciation                                6,283                3,981               17,595               10,110
    Provision for doubtful accounts                            (279)                   -                (279)                1,350
    General and administrative                                1,816                  897                4,771                2,733
    Interest                                                  6,526                2,586               15,413                6,324
                                                          ----------           ----------           ----------           ----------
          Total expenses                                     23,853               12,709               63,528               34,150
                                                          ----------           ----------           ----------           ----------

 Income before income taxes
    and minority interest                                     7,133                1,524               15,173                  987

 Minority interest in net loss
    of MSR Exploration Ltd.                                       -                    -                    -                  141
                                                          ----------           ----------           ----------           ----------

 Income before income taxes                                   7,133                1,524               15,173                1,128

 Income tax expense                                           2,366                  513                5,359                  378
                                                          ----------           ----------           ----------           ----------
 NET INCOME                                                $  4,767             $  1,011             $  9,814             $    750
                                                          ==========           ==========           ==========           ==========

 Basic earnings per share                                  $   0.26             $   0.08             $   0.54             $   0.06
                                                          ==========           ==========           ==========           ==========
 Diluted earnings per share                                $   0.26             $   0.08             $   0.53             $   0.06
                                                          ==========           ==========           ==========           ==========
 Basic weighted average number
    of shares outstanding for the periods                    18,283               12,883               18,283               12,578
                                                          ==========           ==========           ==========           ==========
 Diluted weighted average number
    of shares outstanding for the periods                    18,528               12,883               18,473               12,578
                                                          ==========           ==========           ==========           ==========


  The accompanying notes are an integral part of these financial statements.

                             Quicksilver Resources Inc.
                   Condensed Consolidated Statements of Cash Flows
                              In thousands - Unaudited


                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                         --------------------------
                                                                                             2000           1999
                                                                                         ----------      ----------
OPERATING ACTIVITIES
      Net income                                                                         $   9,814        $    750
      Charges and credits to net income not affecting cash
           Depletion and depreciation                                                       17,595          10,110
           Deferred income taxes                                                             5,873             378
           Recognition of unearned revenue                                                  (4,533)           (538)
           Future site restoration costs                                                        30               -
           Minority interest in loss of subsidiary                                               -            (141)
           Amortization of deferred loan costs                                                 985             258
           Provision for doubtful accounts                                                       -           1,350
           Equity interest in loss of affiliate                                                175               -
      Changes in assets and liabilities, excluding the effect of the acquisition
           Accounts receivable                                                              (5,719)         (4,956)
           Other current and noncurrent assets                                                (710)            (77)
           Accounts payable                                                                 (5,822)          3,685
           Accrued and other liabilities                                                    11,200             996
                                                                                         ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   28,888          11,815
                                                                                         ----------      ----------

INVESTING ACTIVITIES
      Acquisition of properties and equipment                                             (173,913)        (36,659)
      Acquisition of pipeline and facilities                                                (2,469)         (3,089)
      Advances to affiliate                                                                 (5,221)              -
     Proceeds from sale of properties                                                          175               -
                                                                                         ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (181,428)        (39,748)
                                                                                         ----------      ----------

FINANCING ACTIVITIES
      Notes payable, bank proceeds                                                         250,324          35,339
      Principal payments on long-term debt                                                (105,129)         (3,304)
      Monetization of Section 29 tax credits                                                25,000             (74)
      Deferred financing costs                                                              (5,580)           (800)
      Stock registration fees                                                                   (9)           (348)
                                                                                         ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  164,606          30,813
                                                                                         ----------      ----------

NET INCREASE IN CASH                                                                        12,066           2,880

CASH AT BEGINNING OF PERIOD                                                                  2,557             294
                                                                                         ----------      ----------

CASH AT END OF PERIOD                                                                    $  14,623        $  3,174
                                                                                         ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for interest expense                                                 $  12,545        $  5,245
                                                                                         ==========      ==========
      Cash payments for income taxes                                                     $     140        $      -
                                                                                         ==========      ==========
      Common stock of 1,377,000 shares used for acquisition of
         minority interest in MSR                                                        $       -        $ 10,327
                                                                                         ==========      ==========
      Common stock of 299,242 shares used for acquisition of Unocal                      $   2,220        $      -
                                                                                         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                           Quicksilver Resources Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES AND DISCLOSURES

    In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     In May 2000, the Company reclassified transportation and processing fees to operating expense. The revenues were previously reported as other income. All prior periods have been reclassified.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which summarized the application of accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company does not believe the adoption of Staff Accounting Bulletin 101 will have any impact on its consolidated financial position or results of operations since it recognizes revenue upon completion of the earnings process. Sales from producing wells are recognized as the title passes to the purchasers.

     The Company has reviewed the requirements under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company believes that it has one segment and its operations outside of the U.S. are insignificant.

     The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized on the balance sheet and measured at fair value. The Company plans to adopt SFAS No. 133 in the first quarter of 2001 and has determined that its oil and gas hedges and interest rate swaps will qualify as cash flow and fair value hedges, respectively, under SFAS No. 133. Accordingly, the Company will recognize assets and liabilities based upon the fair value of the derivative instruments with the corresponding gains and losses recorded to other comprehensive income to the extent that the hedge is effective. Gains and losses on the derivatives will be deferred until recognition of the sale of the oil and gas production hedged by the derivative instruments. Hedge ineffectiveness will be recorded in earnings.

     The Company continues to evaluate the impact of SFAS No. 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment of the Company's financial position and results of operations has yet to be determined.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the nine months ended September 30, 2000 and 1999 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the nine months ended September 30, 2000 and 1999.

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                   ------------------------        -----------------------
                                                      2000          1999              2000         1999
                                                   ------------------------        -----------------------
                                                   (Unaudited, in thousands)       (Unaudited, in thousands)
Weighted average common shares-basic                 18,283         12,883           18,283        12,578

Potentially dilutive securities
           Stock options                                241            -                186             -
           Stock warrants                                 4            -                  4             -
                                                   ---------      ---------        ---------      --------
Weighted average common shares-diluted               18,528         12,883           18,473        12,578
                                                   =========      =========        =========      ========

    In connection with the Company's acquisition of properties from Unocal Corporation's Spirit Energy 76 Unit in May of 1999, 404,381 contingently issuable unregistered shares of common stock were held in escrow. The Company released 93,773 shares in the second quarter of 2000. Of the remaining 310,608 shares, 205,469 shares were released from escrow and 105,139 shares were returned to the Company on August 28, 2000. Accordingly a total of 299,242 shares are included in the basic and diluted net income per share computation for the three and nine months ended September 30, 2000 (see note 2, Unocal). Approximately 25,000 shares under option and warrants representing 1,128,000 shares have been excluded from the diluted net income per share calculation for all periods because exercise prices exceed the average market price of the Company's common stock.

2. ACQUISITIONS

CMS Acquisition

    On March 31, 2000, the Company completed the previously announced acquisition from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, of oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition"). The purchase price was approximately $164,000,000, subject to subsequent adjustments. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells on approximately 512,000 gross (450,000 net) acres. Holditch-Reservoir Technologies Consulting Services, a Schlumberger company, estimated proved reserves attributable to the CMS Properties of 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of
320.4 Bcfe with an estimated value of approximately $184,000,000 as of January 1, 2000. Approximately 81% of the proved reserve volumes are classified as proved developed.

    The CMS Acquisition was financed through restructuring of Quicksilver's senior bank facility, the sale of $53,000,000 in Subordinated Notes, and the monetization of a portion of the accompanying Internal Revenue Service ("IRS") Code Section 29 income tax credits related to the CMS Properties with a major financial institution (see notes 4 and 5).

    The CMS Acquisition was accounted for under the purchase accounting method, and consists of both CMS oil and gas properties as well as 100% of the common stock of Terra Energy Ltd.

    The following table represents the preliminary allocation of the assets acquired and liabilities assumed, based upon their fair value on the date of the CMS Acquisition. In accordance with SFAS 109, a deferred tax liability was recognized for the differences between the allocated values and the tax bases of the acquired assets and liabilities for Terra Energy Ltd. Any additional adjustments to the allocation of the purchase price are not anticipated to be material to the consolidated financial statements of the Company.

       Working capital                         $ (2,077,000)
       Other assets/liabilities                     536,000
       Property, plant and equipment            187,390,000
       Deferred taxes                           (21,849,000)
                                               ------------
         Total purchase price                  $164,000,000
                                               ============

    The purchase price is subject to adjustments including those for actual results for the period from January 1, 2000 through March 31, 2000 (the interim period) compared to estimated results included in the preliminary purchase price. The Company anticipates resolution of disputed interim period results during the fourth quarter 2000, which should result in a minor decrease of the final purchase price.

Unocal Acquisition

    On May 17, 1999, the Company completed a purchase from Unocal Corporation's Spirit Energy 76 Unit of substantially all of Unocal's natural gas and crude oil assets in Michigan. The purchase price consisted of $25,800,000 in cash and 404,381 unregistered shares of the Company's common stock. The stock component of the purchase price totaling $3,000,000 was placed in escrow. On August 28, 2000 an agreement was reached with Unocal whereby Unocal retained 299,242 shares and 105,139 shares were returned to Quicksilver and are held as treasury shares.

3.  DEFERRED FINANCING COSTS

    The Company amended its credit facility agreement (see note 4) on March 31, 2000 and incurred additional deferred loan costs to be amortized over the remainder of the agreement terminating March 21, 2003.

                                                                            September 30,            December 31,
                                                                                2000                     1999
                                                                            -------------            ------------
                                                                                        (In thousands)
Deferred financing costs                                                       $  7,090                 $ 1,510
Less accumulated amortization                                                    (1,292)                   (307)
                                                                            -------------            ------------
Net deferred financing costs                                                   $  5,798                 $ 1,203
                                                                            =============            ============

    During the third quarter, Quicksilver settled an interest rate swap that hedged the fair value of variable rate debt outstanding. Upon settlement of the contract, the Company received $446,000 based upon the fair value of the contract at the date of settlement, August 16, 2000. The Company will recognize the reduction of interest expense over the remaining interest rate swap contract period.

4.  LONG-TERM DEBT

                                                                            September 30,            December 31,
                                                                                2000                     1999
                                                                            -------------            ------------
                                                                                        (In thousands)
Long-term debt, in thousands, consists of:
   Notes payable to banks
     (8.78% at September 30, 2000 and 8.315% at December 31, 1999)             $180,000                 $84,850
     (9.16% at September 30, 2000 and 8.465% at December 31, 1999)                4,000                   8,000
     (8.99% at September 30, 2000 and 8.5% at December 31, 1999)                  3,000                   2,000
   Subordinated Notes (14.75%, second mortgage note)                             53,000                       -
   Other loans                                                                    2,281                   2,236
                                                                               --------                 -------
                                                                                242,281                  97,086

Less current maturities                                                          (2,179)                 (2,134)
                                                                               --------                 -------
                                                                               $240,102                 $94,952
                                                                               ========                 =======

    Maturities are as follows, in thousands of dollars:

                      Periods Ending          September 30, 2000
                      --------------          ------------------
                           2000                     $  2,179
                           2001                            -
                           2002                            -
                           2003                      187,000
                           2004                            -
                        Thereafter                    53,102
                                                    --------
                                                    $242,281
                                                    ========

    As part of the acquisition of the CMS properties and Terra Energy Ltd, the Company amended the agreement setting forth the terms of its credit facility ("Credit Facility"). The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225,000,000.
The Borrowing Base is $195,000,000 and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. The interest rate is determined by the ratio of outstanding credit to the borrowing base with a margin for Eurodollar Tranches. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements prohibit the declaration or payment of dividends by the Company and contain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. At September 30, 2000, the Company had $8,000,000 available under the Credit Facility, which terminates March 31, 2003.

    The Company also sold $43,000,000 of 14.75% Second Mortgage Notes ("Subordinated Notes") on March 31, 2000 and an additional $10,000,000 on April 24, 2000. The Company may not prepay the Subordinated Notes, in whole or any part, until after March 28, 2003. Prepayments will require a premium payment ranging from 3% to 6%. Quarterly interest payments to the note holders may be paid in kind with respect to all or any portion of interest in excess of 10% by issuing additional notes. The collateral for the Subordinated Notes consists of substantially all of the existing assets of the Company and any future reserves acquired. The Subordinated Notes contain restrictive covenants, which, among other things, require maintenance of working capital, collateral coverage ratio and an earnings ratio before interest, taxes, depreciation and amortization and costs associated with seismic geological and geophysical services in connection and attributable to oil and gas exploration ("EBITDAX"). The Company currently is in compliance with such restrictions. The Subordinated Notes are due and payable in full on March 30, 2009.

    MGV Energy Inc., a majority owned subsidiary of the Company, has a balance of US $2,178,545, as of September 30, 2000, in debt related to the August 1999 acquisition of the Monogram Unit, a Canadian property. The interest rate is 0.75% over Canadian Imperial Bank of Commerce ("CIBC") prime. CIBC's prime was 7.5% and 6.5%, respectively, as of September 30, 2000 and December 31, 1999.

5.  UNEARNED REVENUE

    On March 31, 2000, the Company conveyed to a bank Section 29 tax credits for 99.5% of the interests acquired from CMS and the Terra interests in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25,000,000 and were recorded as unearned revenue. The purchase and sale agreement and ancillary agreements with the bank include a production payment in favor of Quicksilver burdening future production on the properties. As of September 30, 2000, the $25,000,000 liability had decreased to $20,466,518. Revenue is recognized as reserves are produced.

6.  STOCKHOLDERS' EQUITY

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

    On February 10, 2000, the Company granted incentive stock options under the plan covering 459,203 shares of common stock to nine of its employees. One of these options, covering 27,000 shares, has expired due to an employee resignation. These options were granted at an exercise price of $3.6875 and vest equally in three annual installments beginning one year from the date of grant. On June 30, 2000, the Company granted options covering an additional 200,000 shares at an exercise price of $7.125, and vesting requirements of the June options are identical to those of the February options. No compensation cost was recognized at date of grant because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. There were no options exercisable at September 30, 2000.

7.  CONTINGENCIES

    The Company's customers are large natural gas and crude oil purchasers. The Company does not generally require collateral, and receivables are usually due and collected in 30 to 60 days. On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, the Company estimated it would ultimately collect $1,100,000 of the $2,450,000 accounts receivable balance and established a $1,350,000 allowance for doubtful accounts. The Company recovered $1,629,000 in the second and third quarters. As a result, $279,000 was recorded as a recovery of the prior year's provision for doubtful accounts.

8.  RELATED PARTY TRANSACTIONS

    The Darden family has effective beneficial ownership of approximately 56% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company ("Mercury") and Quicksilver Energy L.C. Frank Darden, Thomas Darden, Glenn Darden and Anne Darden Self are also Directors of the Company. Until July 1, 2000, Mercury operated the Company's oil and gas properties, and until April 1, 2000, provided most of the Company's accounting, treasury and administrative functions. On April 1, 2000 accounting employees were transferred from Mercury to Quicksilver. On July 1, 2000, employees involved in operating Quicksilver's oil and gas properties were transferred to the Company. As a result, Quicksilver's dependence on Mercury has been substantially eliminated. All transactions with any affiliates are at arms length and require approval of a majority of the disinterested members of the Board of Directors. During the first nine months of 2000, Quicksilver paid $1,351,119 for services rendered by affiliated companies.

    In October 2000, the Company entered into a non-binding agreement in principle to purchase all of the oil and gas-related assets of Mercury, including ownership interest in three entities. This transaction is subject to approval by the disinterested members of the Company's Board of Directors and is expected to be completed in the fourth quarter 2000, effective July 1, 2000. This acquisition will complete the transfer of oil and gas properties from Mercury to Quicksilver, which began in 1999 as part of the formation of the Company. Independent appraisers retained by the disinterested members of the Company's Board of Directors are determining the value of the last of Mercury's oil and gas related assets to be transferred to the Company. Payment for these assets will be made in cash, by issuance of a note payable to Mercury bearing a current market interest rate, assumption of existing debt and through application of a $7,200,000 account receivable at September 30, 2000 owed to Quicksilver by Mercury. The account receivable is related to revenue and expense activity previously performed by Mercury on behalf of Quicksilver under the Management Agreement, which was terminated July 1, 2000.

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

Recent Events

    On March 31, 2000 the Company completed the acquisition of oil and gas properties from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation ("CMS Properties" or "CMS Acquisition"). The purchase price was approximately $164,000,000, subject to subsequent adjustments. The CMS Properties are located primarily in Michigan and consist of interests in approximately 3,050 (650 net) producing oil and gas wells on approximately 512,000 gross (450,000 net) acres. Holditch-Reservoir Technologies Consulting Services, a Schlumberger company, estimated proved reserves attributable to the CMS Properties of 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe with an estimated value of approximately $184,000,000 as of January 1, 2000. Approximately 81% of the proved reserve volumes are classified as proved developed.

    The Company acquired a 95% interest in Indiana oil and gas producing properties from Dominion Reserves, Inc. for $2,177,347, subject to certain adjustments, on October 23, 2000.

    In October 2000, the Company entered into a non-binding agreement in principle to purchase all of the oil and gas-related assets currently owned by Mercury Exploration Company ("Mercury"). This transaction is subject to approval by the disinterested members of the Company's Board of Directors and is expected to be completed in the fourth quarter, effective July 1, 2000. This acquisition will complete the transfer of oil and gas properties from Mercury to Quicksilver, which began in 1999 as part of the formation of the Company. Independent appraisers retained by the disinterested members of the Company's Board of Directors are determining the value of the last of Mercury's oil and gas related assets to be transferred to the Company. Payment for these assets will be made in cash, by issuance of a note payable to Mercury bearing a current market interest rate, assumption of existing debt and through application of a $7,200,000 account receivable at September 30, 2000 owed to Quicksilver by Mercury. The account receivable is related to revenue and expense activity previously performed by Mercury on behalf of Quicksilver under a management agreement, which was terminated July 1, 2000.

    During the fourth quarter, the Company anticipates purchasing the remaining interests in its Canadian subsidiary MGV Energy Inc. ("MGV"), currently owned by MGV's management, to bring Quicksilver's ownership to 100%. Consideration for the acquisition will be in the form of MGV securities convertible into Quicksilver common stock.

CAPITAL RESOURCES AND LIQUIDITY

General

    The following discussion compares the Company's financial condition at September 30, 2000, to its financial condition at December 31, 1999. The discussions of cash flow and results of operations also compare the three- and nine-month periods ended September 30, 2000, with the comparable periods of 1999. For the twelve months ended December 31, 1999 and the nine months ended September 30, 2000, the Company spent approximately $43,500,000 and $176,382,000, respectively, on acquisition and development activities. The capital program was financed from operations, additional borrowings, restructured bank facility, monetization of a portion of acquired Section 29 tax credits and the sale of Subordinated Notes.

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

    The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 86% of its natural gas production under long- term, fixed price contracts, and swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

    The Company's net cash provided by operations for the nine months ended September 30, 2000 was $28,888,000, compared to $11,815,000 for the same period last year. The increase resulted from higher earnings, primarily as a result of the acquisition of CMS Properties, but was partially offset by an increase in working capital.

    The Company's net cash used in investing for the nine months ended September 30, 2000 was $181,428,000. Investing activities were comprised primarily of additions to oil and gas properties through the acquisition of CMS properties and development and, to a lesser extent, exploration of oil and gas properties and additions of field service assets. In addition, Quicksilver advanced $5,221,000 to its affiliate, Beaver Creek Pipeline.

    The Company's activities have been financed through a combination of operating cash flow, bank borrowings, Subordinated Notes and monetization of a portion of acquired Section 29 tax credits. The Company's net cash from financing activities for the nine months ended September 30, 2000 was $164,606,000. Sources of financing used by the Company have been borrowings under its Credit Facility, Subordinated Notes and monetization of a portion of
Section 29 tax credits.

RESULTS OF OPERATIONS

    Primarily as a result of increased production and product prices, net income and cash flow from operations increased, comparing the nine months of 1999 and the nine months of 2000. These increases on a Mcf equivalent ("Mcfe") basis are as shown below.

                                                Nine Months Ended
                                                   September 30,
                                        ---------------------------------
                                                  (Per Mcfe data)
                                            2000                1999
                                        ------------        -------------
Revenue                                  $     3.21          $      2.39
Production taxes                              (0.18)               (0.11)
Lease operating expenses                      (0.88)               (0.81)
                                        ------------        -------------
Production netback                             2.15                 1.47
General and administrative expenses           (0.19)               (0.19)
Net cash interest expense                     (0.51)               (0.36)
                                        ------------        -------------
    Cash flow from operations (a)              1.45                 0.92
Depletion and depreciation                    (0.72)               (0.69)
Income tax expense                            (0.22)               (0.03)
Other non-cash items                          (0.11)               (0.15)
                                        ------------        -------------
    Net income                           $     0.40          $      0.05
                                        ============        =============

(a) Represents cash flow provided by operations, exclusive of depletion, depreciation and amortization, income taxes and the net change in non-cash working capital balances.

Three Months Ended September 30, 2000 Compared with the Three Months Ended September 30, 1999

    The acquisition of oil and gas properties in Michigan from CMS Oil and Gas Company on March 31, 2000, significantly increased Quicksilver's results of operations for the quarter ended September 30, 2000 as compared to the prior year quarter.


                                                                          For the Three Months Ended
                                                                              September 30, 2000
                                                      ----------------------------------------------------------------
                                                        QRI, excluding
                                                              CMS                       CMS                 TOTAL
                                                      --------------------      -----------------    -----------------
                                                                        (In thousands, except volumes)
REVENUE
    Production                                                      16,717             $   11,423           $   28,140
    Other income                                                     2,837                      9                2,846
                                                      --------------------      -----------------    -----------------
        Total revenue                                               19,554                 11,432               30,986
                                                      ====================      =================    =================

EXPENSES
    Operating expenses                                               6,824                  2,683                9,507
    Depletion and depreciation                                       3,757                  2,526                6,283
    Provision for doubtful accounts                                   (279)                     -                 (279)
    General and administrative                                       1,799                     17                1,816
    Interest                                                         2,174                  4,352                6,526
                                                      --------------------      -----------------    -----------------
        Total expenses                                              14,275                  9,578               23,853
                                                      --------------------      -----------------    -----------------
Income before income taxes                                      $    5,279             $    1,854           $    7,133
                                                      ====================      =================    =================
Sales volumes (Mcfe)                                             5,434,694              3,625,220            9,059,914
                                                      ====================      =================    =================

    Revenues: Total revenues for the three months ended September 30, 2000 were $30,986,000; an increase of 118% from the $14,233,000 reported in the three months ended September 30, 1999. Higher volumes contributed $10,630,000 of the revenue increase while increased prices added $3,786,000 to revenue. Volume increases were primarily the result of production from the CMS Properties acquired March 31, 2000.

    The Company's revenues for the third quarter of 2000 increased significantly over the comparable quarter last year as further shown below.

                                                        Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                      2000              1999
                                                 ------------       ------------
Average daily production volume
     Gas - Mcf/d                                     75,841             45,900
     Oil - Bbls/d                                     3,311              2,348
     Natural gas liquid ("NGL") - Bbls/d                462                168

Product sale revenues (in thousands)
     Natural gas sales                              $20,343            $10,388
     Oil sales                                        6,840              3,225
     NGL sales                                          957                111
                                                 ------------       ------------
      Total oil, gas and related product sales      $28,140            $13,724
                                                 ============       ============


Unit prices-including impact of hedges
     Gas price per thousand cubic feet ("Mcf")      $  2.92            $  2.46
     Oil price per barrel ("Bbls")                  $ 22.45            $ 14.93
     NGL per barrel ("Bbls")                        $ 22.53            $  7.19

    Gas sales of $20,343,000 in the third quarter of 2000 were 96% higher than the $10,388,000 for the third quarter 1999. Gas volumes increased 65% over the 1999 period as a result of the CMS Properties. Sales volumes of 6,977,000 Mcf contributed $8,031,000 of additional revenue over the 1999 period. Average gas prices were $2.92 per Mcf in the third quarter ended September 30, 2000, $0.46 per Mcf higher than the average price received in the 1999 period. Increased prices added $1,924,000 of revenue as compared to the 1999 period.

    Oil sales grew 112% to $6,840,000 in the third quarter period ended September 30, 2000 compared to $3,225,000 in the 1999 period. Crude oil production for the third quarter 2000 was 305,000 barrels compared to 216,000 barrels in 1999 primarily as a result of the CMS Properties and contributed revenue of $1,989,000 over the 1999 period. Average oil sales prices in the third quarter were $22.45 per barrel compared to $14.93 per barrel in the 1999 period increasing revenues $1,626,000.

    NGL sales of $957,000 for the third quarter of 2000 increased significantly over sales for the 1999 period. NGL prices increased from $7.19 to $22.53 per Bbl and volumes increased 175% due to the CMS Acquisition.

    Other income, which primarily consists of the recognition of deferred income associated with the monetization of Section 29 tax credits, increased by $2,337,000 to $2,846,000 in the third quarter of 2000 compared to $509,000 in the comparable 1999 period as a result of production on the properties related to the Section 29 tax credits monetization.

    Expenses: Total expenses of $23,853,000 in the third quarter of 2000 were 88% higher than the $12,709,000 incurred in the third quarter of 1999 reflecting the addition of CMS Properties in 2000. Production expenses increased 66%, or $2,994,000, to $7,522,000 reflecting higher sales volumes of 61%. Production costs per Mcfe rose $0.02 over the 1999 period to $0.83 per Mcfe. Severance taxes increased 177%, or $1,268,000, to $1,985,000 due to sales volume increases as a result of the CMS Acquisition and higher prices.

Depletion and Depreciation

                                                              Three Months Ended
(In thousands, except per unit amounts)                          September 30,
                                                -----------------------------------------
                                                         2000                  1999
                                                -------------------    ------------------
Depletion                                               $5,990                $3,762
Depreciation of other fixed assets                         293                   219
                                                        ------                ------
Total depletion and depreciation                        $6,283                $3,981
                                                        ======                ======
Average DD&A cost per Mcfe                              $ 0.69                $ 0.71
                                                        ======                ======

  Depletion and depreciation increased to $6,283,000 in the third quarter of 2000 from $3,981,000 in the same period of 1999, as a result of production volumes associated with the CMS Acquisition properties.

General and Administrative Expenses

    General and administrative costs incurred during the third quarter of 2000 were $1,816,000, 102% higher than in the 1999 period, reflecting higher salaries and related payroll expenses ($569,000), office and building rent expense ($167,000), professional fees ($119,000), franchise taxes ($110,000), and Canadian office expenses ($160,000). These increases are related to the growth of the Company through the CMS Acquisition and increased activity associated with MGV, Quicksilver's Canadian subsidiary.

Interest Expense

    Interest expense of $6,526,000 in the third quarter increased 152% from the comparable 1999 period reflecting higher debt levels due to the CMS Acquisition and higher effective interest rates in 2000.

Nine Months Ended September 30, 2000 Compared with the Nine Months Ended September 30, 1999

    The acquisition of oil and gas properties in Michigan from CMS Oil and Gas Company on March 31, 2000, significantly increased Quicksilver's results of operations for the nine months ended September 30, 2000.

                                                                           For the Nine Months Ended
                                                                              September 30, 2000
                                                      ----------------------------------------------------------------

                                                        QRI, excluding CMS             CMS                 TOTAL
                                                      --------------------      -----------------    -----------------
                                                                        (In thousands, except volumes)
REVENUE
    Production                                                 $    46,669             $   25,601          $    72,270
    Other income                                                     6,420                     11                6,431
                                                      --------------------      -----------------    -----------------
        Total revenue                                               53,089                 25,612               78,701
                                                      --------------------      -----------------    -----------------

EXPENSES
    Operating expenses                                              18,380                  7,648               26,028
    Depletion and depreciation                                      11,887                  5,708               17,595
    Provision for doubtful accounts                                   (279)                                       (279)
    General and administrative                                       4,741                     30                4,771
    Interest                                                         6,523                  8,890               15,413
                                                      --------------------      -----------------    -----------------
        Total expenses                                              41,252                 22,276               63,528
                                                      --------------------      -----------------    -----------------
Income before income taxes                                     $    11,837             $    3,336          $    15,173
                                                      ====================      =================    =================
Sales volumes (Mcfe)                                            16,372,148              8,160,617           24,532,765
                                                      ====================      =================    =================


    Revenues: Total revenues for the nine months ended September 30, 2000 were $78,701,000; an increase of 124% from the $35,137,000 reported in the nine months ended September 30, 1999. Additional volumes, resulting primarily from the CMS Acquisition, increased revenue $28,653,000 over the 1999 period while increasing prices added $10,146,000 of revenue.

    The Company's revenues for the first nine months of 2000 increased significantly over the comparable period last year as further shown below.

                                                                             Nine Months Ended
                                                                               September 30,
                                                                 ---------------------------------------
                                                                       2000                    1999
                                                                 ---------------         ---------------
Average daily production volume
     Gas - Mcf/d                                                          69,935                  41,377
     Oil - Bbls/d                                                          2,823                   1,846
     NGL - Bbls/d                                                            443                     239

Product sale revenues (in thousands)
     Natural gas sales                                                   $53,871                 $26,209
     Oil sales                                                            15,914                   6,708
     NGL sales                                                             2,485                     554
                                                                 ---------------         ---------------
            Total oil, gas and related product sales                     $72,270                 $33,471
                                                                 ===============         ===============

Unit prices-including impact of hedges
     Gas price per thousand cubic feet ("Mcf")                           $  2.81                 $  2.32
     Oil price per barrel ("Bbls")                                       $ 20.57                 $ 13.31
     NGL per barrel ("Bbls")                                             $ 20.46                 $  8.50

    Gas sales of $53,871,000 in the first nine months of 2000 were 106% higher than the $26,209,000 for the same period in 1999 as gas volumes increased 69% to 19,162,000 Mcf in 2000 reflecting additional production volumes. Production increases, primarily related to the additional production from the CMS Acquisition and Unocal properties, contributed $21,999,000 of revenue over the prior year period. Average gas prices of $2.81 per Mcf for the nine months ended September 30, 2000, were $0.49 per Mcf higher than the average received in the 1999 period and increased revenues by $5,663,000 from the prior year period.

    Oil sales grew 137% to $15,914,000 in the nine months ended September 30, 2000 compared to $6,708,000 in the comparable 1999 period primarily as a result of higher volumes from the CMS Acquisition and higher prices. The additional oil production contributed $5,509,000 of revenue as compared to the prior year period. Crude oil production for the nine months ended September 30, 2000 was 774,000 barrels compared to 506,000 barrels for the 1999 nine-month period. Average oil sales prices in the first nine months of 2000 were $20.57 per barrel compared to $13.31 per barrel for the 1999 nine-month period and provided additional revenue of $3,697,000 over the prior year period.

    NGL sales increased to $2,485,000 for first nine months of 2000 compared to the 1999 nine-month period. NGL prices increased from $8.50 to $20.46 per Bbl. Volume increased 85% from 65,500 barrels to 121,500 barrels primarily due to production from the CMS Acquisition properties.

    Other income primarily consists of the recognition of deferred income associated with the monetization of Section 29 tax credits. Other income for the first nine months of 2000 increased by $4,765,000 to $6,431,000 compared to $1,666,000 in the 1999 nine-month period as a result of production on the properties related to the 2000 Section 29 tax credits monetization.

    Expenses: Total expenses of $63,528,000 in the first nine months of 2000 were 86% higher than the $34,150,000 incurred in the first nine months of 1999. Operating expenses of $26,028,000 increased 91% from the 1999 comparable period reflecting increased sales volumes and certain other costs. Severance taxes increased $2,695,000 as a result of higher sales volumes relating to the CMS Properties and higher product prices. Significant increases in production expenses included field payroll ($1,388,000), transportation fees ($2,178,000), compressor charges ($1,337,000), gas processing fees ($1,176,000), office and building rent ($740,000) and vehicle expenses ($262,000) and were partially offset by overhead recoveries ($2,361,000). These increases were primarily the result of operating the acquired Unocal and CMS properties.

Depletion and Depreciation

                                                                                       Nine Months Ended
(In thousands, except per unit amounts)                                                  September 30,
                                                                        ---------------------------------------------
                                                                                 2000                      1999
                                                                        -------------------        ------------------
Depletion                                                                      $16,754                   $ 9,581
Depreciation of other fixed assets                                                 841                       529
                                                                               -------                   -------
Total depletion and depreciation                                               $17,595                   $10,110
                                                                               =======                   =======
Average DD&A cost per Mcfe                                                     $  0.72                   $  0.69
                                                                               =======                   =======

    Depletion and depreciation increased to $17,595,000 in the first nine months of 2000 from $10,110,000 in the comparable 1999 period as a result of higher production volumes associated with the Unocal properties and CMS Acquisition and a higher depletion rate.

General and Administrative Expenses

    General and administrative costs incurred during the first nine months of 2000 totaled $4,771,000 and were 75% higher than the comparable 1999 period, reflecting higher salaries ($1,462,000), building and office rent ($256,000), franchise taxes ($220,000), professional fees ($162,000) and Canadian office expenses ($366,000). These increases are related to the growth of the Company through the CMS Acquisition and increased activity associated with MGV, Quicksilver's Canadian subsidiary.

Interest Expense

    Interest expense of $15,413,000 in the first nine months of 2000 increased 144% from the comparable 1999 period reflecting higher debt levels in 2000 due to the CMS Acquisition and higher effective interest rates in 2000.

Income Taxes

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                          ----------------------------------------------

                                                                                  2000                       1999
                                                                          -------------------         ------------------

Income tax provision (in thousands)                                               $5,359                     $  378
Average income tax expense per Mcfe                                               $ 0.22                     $ 0.03
Effective tax rate                                                                 35.30%                     33.50%

    Based on the Company's pre-tax income of $15,173,000 for the nine months ended September 30, 2000, the income tax provision for the nine-month period was established using an effective tax rate of 35.3%. As of September 30, 2000, the Company had a deferred tax liability of $42,810,000. The increase in the deferred tax liability over the December 31, 1999 balance includes $21,849,000 as a result of the acquisition of Terra stock in the CMS Acquisition. The remainder is due to 2000 year-to-date deferred tax expense.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

    The Company sells approximately 36% of its natural gas under long-term fixed price contracts, and approximately 50% under swap agreements and therefore, benefits from significant predictability of its natural gas revenues. Commodity market price fluctuations affect those natural gas volumes that are not sold under contract, and also affect crude oil sales that are not hedged.

    As of September 30, 2000, the Company had zero-cost financial contracts ("collars") in place that hedged a total of 500 barrels of oil per day ("MBbls/d") through November 2000. The contract had a ceiling price of $25.85 per barrel. These contracts had a floor price of $21.00 per barrel.

    The Company also has fixed price swaps for 7,500 mcf per day at $2.40 per mcf through April 2004. MGV has a fixed price swap for an average of 20,852 Giga Joules (which approximates 20,800 mcf) per month at $3.09 Canadian through October 2004.

    Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on the future market prices at September 30, 2000 the Company would expect to pay approximately $60,357,000 on the natural gas contracts, and $245,000 on crude oil contracts.

    As a result of these hedging activities for the nine months ended September 30, 2000, gas revenues were decreased by $8,886,285 and oil revenues were decreased by $3,457,342.

Interest Rate Risk

    The Company has an interest rate swap agreement covering $25,000,000 of its debt through June 17, 2002, which converts the debt floating LIBOR base rate to a 6.86% fixed rate. The Company had another agreement covering $25,000,000 which expired May 8, 2000, that converted the debt floating LIBOR base rate to a 5.75% fixed rate. On October 2, 2000, the Company entered into an additional interest rate swap agreement covering $50,000,000 of its debt through March 31, 2003, which converts the debt floating LIBOR base rate to a 6.78% fixed rate. Interest expense for the nine months ended September 30, 2000 was $192,678 lower as a result of interest rate swaps.

PART II  - OTHER INFORMATION


ITEM 5.  Other Information

    In October 2000, the Company entered into a non-binding agreement in principle to purchase all of the oil and gas-related assets currently owned by Mercury Exploration Company ("Mercury"). This transaction is subject to approval by the disinterested members of the Company's Board of Directors and is expected to be completed in the fourth quarter, effective July 1, 2000. This acquisition will complete the transfer of oil and gas properties from Mercury to Quicksilver, which began in 1999 as part of the formation of the Company. Independent appraisers retained by the disinterested members of the Company's Board of Directors are determining the value of the last of Mercury's oil and gas related assets to be transferred to the Company. Payment for these assets will be made in cash, by issuance of a note payable to Mercury bearing a current market interest rate, assumption of existing debt and through application of a $7,200,000 account receivable at September 30, 2000 owed to Quicksilver by Mercury. The account receivable is related to revenue and expense activity previously performed by Mercury on behalf of Quicksilver under a management agreement, which was terminated July 1, 2000.

    During the fourth quarter, the Company anticipates purchasing the remaining interests in its Canadian subsidiary MGV Energy Inc. ("MGV"), currently owned by MGV's management, to bring Quicksilver's ownership to 100%. Consideration for the acquisition will be in the form of MGV securities convertible into Quicksilver common stock.


ITEM 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibits

              15  Awareness letter of Deloitte & Touche LLP.
              27  Financial Data Schedule

    (b) Reports on Form 8-K:

        None.

                           Quicksilver Resources Inc.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 13, 2000

                              Quicksilver Resources Inc.


                              By:    /s/ Glenn Darden
                                  -------------------------------------------------------------------
                                     Glenn Darden
                                     President and Chief Executive Officer

                              By:    /s/ Bill Lamkin
                                  -------------------------------------------------------------------
                                     Bill Lamkin
                                     Executive Vice President, Chief Financial Official and Secretary
