Form 10-K
period 2000-12-31
QUICKSILVER RESOURCES INC
filed 2001-03-27
CIK 1060990

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2000

OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from ______ To ______.

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

                         777 West Rosedale Suite 300,
                            Fort Worth, Texas 76104
              (Address of principal executive offices) (Zip Code)
      Registrants' telephone number, including area code: (817) 665-5000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Documents incorporated by reference: Proxy statement of Quicksilver Resources Inc. relating to the annual meeting of stockholders to be held on June 5, 2001, which is incorporated into Part III of this Form 10-K.

  As of March 9, 2001, 18,567,010 shares of common stock of Quicksilver Resources Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Quicksilver Resources Inc. was approximately $102,977,912 based on the American Stock Exchange composite trading closing price of $11.98 on March 9, 2001, and using the definition of beneficial ownership contained in Rule 16a-1(a) (2) promulgated pursuant to the Securities Exchange Act of 1934.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2000

                                                                                                   Page
                                                                                                   ----
 Part I
 Item 1.  Description of Business................................................................   3
 Item 2.  Description of Properties..............................................................   9
 Item 3.  Legal Proceedings......................................................................  14
 Item 4.  Submission of Matters to a Vote of Security Holders....................................  14

 Part II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  15
 Item 6.  Selected Financial Data................................................................  15
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  18
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  25
 Item 8.  Financial Statements and Supplementary Data............................................  27
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  53

 Part III
 Item 10. Directors and Executive Officers of the Registrant.....................................  53
 Item 11. Executive Compensation.................................................................  54
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  55
 Item 13. Certain Relationships and Related Transactions.........................................  55

 Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  55

          SIGNATURES.............................................................................  57

                                    PART I

ITEM 1. Description of Business

Formation of Quicksilver

  Quicksilver Resources Inc. (the "Company" or "Quicksilver") was formed as a Delaware corporation in December 1997 for the purpose of combining certain oil and gas properties owned by Mercury Exploration Company ("Mercury"), Quicksilver Energy, L.C. ("QELC") and Michigan Gas Partners Limited Partnership ("Michigan Gas Partners"). On January 1, 1998 Mercury, QELC, Michigan Gas Partners, Trust Company of the West, Joint Energy Development Investments Limited Partnership and Quicksilver entered into an agreement and a plan of reorganization and merger. Michigan Gas Partners was merged into Quicksilver and Mercury and QELC transferred certain assets, principally natural gas and crude oil producing properties, and liabilities to Quicksilver.

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

Business of Quicksilver

  Quicksilver is an independent energy company engaged in the acquisition, development, exploration, production and sale of natural gas, crude oil and condensate and the gathering, processing and transmission of natural gas. Quicksilver pursues its business through the acquisition and development of oil and gas mineral leases, gas gathering systems and producing natural gas and crude oil properties. Based upon the specifics of each mineral lease, as well as geological and engineering interpretations, Quicksilver develops its inventory of leases by drilling wells, redrilling wells or recompleting existing wells located on those leases for the recovery of the reserves located there. Quicksilver currently has an interest in natural gas and crude oil mineral leases, a pipeline transmission system, gas gathering and processing facilities and wells producing hydrocarbons that are located principally in the states of Michigan, Wyoming, Montana, and Indiana as well as Canada. Quicksilver evaluates other opportunities for the development of reserves and related assets as they become available and, under certain circumstances, may explore opportunities in regions other than those in which Quicksilver is currently involved.

  As part of its formation, Quicksilver entered into a management agreement with Mercury to act as operator of Quicksilver's oil and gas properties. In this capacity, Mercury was responsible for the daily activities of producing natural gas and crude oil from Quicksilver's individual wells and leases. Mercury supervised its field employees and managed Quicksilver's properties with a view toward maximizing profitability. For some wells, Mercury also contracted with individuals doing business in proximity to the wells (who are more commonly referred to as "pumpers") for performance of various tasks that are required to maintain production from the wells. Upon completion of the MSR merger on March 4, 1999, the management agreement with Mercury terminated and Quicksilver and Mercury entered into a new management agreement. Under this new management agreement, Mercury provided administrative and accounting services, and continued to provide operations services under existing operating agreements. In July 2000, Quicksilver terminated the management agreement with Mercury and now performs all of its own administrative, finance, and operating functions.

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

  Quicksilver owns or holds interests in over 4,814 producing wells. Quicksilver also holds interests in properties that contain proved undeveloped natural gas and crude oil reserves that require additional drilling, workovers, water flooding or other forms of enhancement in order to become productive.

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

Business Strategy

  Quicksilver's business strategy focuses on achieving growth in value per share while maintaining profitability. The Company accomplishes this by (i) pursuing low-cost development projects within its existing property base, (ii) pursuing selective complementary acquisitions of high-quality, long-lived producing properties with the potential for operating cost reductions, (iii) focusing on the Company's expertise developed in production from unconventional natural gas resources, (iv) managing exposure to commodity price volatility through an aggressive hedging program, and (v) pursuing limited low-risk exploration drilling projects.

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

 Pursuit of Selective Complementary Acquisitions

  Quicksilver seeks to acquire operated, long-lived producing properties that present opportunities to profitably increase reserves and production levels through the implementation of technically advanced reservoir management techniques and the reduction of expenses through the consolidation and active management of field operations. Quicksilver targets acreage that would expose the Company to high potential prospects located in areas that are geologically similar to neighboring areas with large developed fields. Quicksilver believes that the Company will be able to continue this cost-effective acquisition strategy over the long term as larger oil and gas companies continue to divest domestic onshore properties in order to focus on projects in offshore and international areas; however, current commodity prices have reduced the number of economically acceptable acquisition opportunities.

 Focus on Unconventional Gas Reserves

  Conventional or traditional reservoirs produce gas at commercial flow rates with minimal stimulation requirements. Unconventional reservoirs, the opposite of traditional, will not produce at commercial flow rates unless the formation is successfully stimulated. The most successful form of stimulation is usually hydraulic fracturing. Unconventional gas resources play an important role in the production of natural gas and are the largest remaining natural gas resources in North America. Natural gas produced from shale, coal beds, and tight gas sands are included in the unconventional gas resource category. The majority of the Company's Michigan production is from the Antrim shale where Quicksilver or its predecessors have been an active driller and producer for over ten years. The Company's Antrim shale activity has allowed it to develop a technical and operational expertise in the acquisition, development and production of unconventional natural gas reserves. Quicksilver will continue to focus on unconventional natural gas resources in order to use its developed expertise.

 Management of Product Price Risk

  Quicksilver is focused on growing its oil and gas operations while minimizing the effect of commodity price swings on net income and cash flow from operations. To help ensure a level of predictability in the prices received for the Company's natural gas and crude oil production and, therefore, the resulting cash flow, Quicksilver has entered into natural gas sales contracts with up to eight years remaining as well as financial hedges for approximately 83% of its natural gas production, or 65% of its total production. The Company's commodity risk management strategy helps to ensure a predictable, base level of cash flow which allows the Company to execute its drilling and exploitation program, meet debt service requirements, and pursue acquisition opportunities, even in times of weakness in the prices of natural gas and crude oil.

 Participation in Exploratory Drilling Projects

  Quicksilver will continue to focus the bulk of its activities on lower risk exploitation activity and development drilling. Quicksilver may, however, allocate future capital expenditures to target high potential exploratory projects with low financial risk. In particular, Quicksilver anticipates pursuing exploratory and follow-on development and exploitation drilling in areas which are believed to be attractive prospects for unconventional gas projects including shales, coal bed methane and tight sands gas, to which the Company's technical and operational expertise is well suited. Whenever possible, the Company will seek to fund the initial higher-risk portion of capital expenditures associated with the exploration phase of these projects through farmouts to larger, better capitalized industry participants while maintaining the ability to participate in any subsequent lower risk development and exploitation activities.

Recent Events

  During the year 2000, Quicksilver advanced toward its goal of becoming a significant independent oil and gas producing company through acquisitions, exploration agreements, and assumption of administrative and operational functions.

 CMS Acquisition

  On March 31, 2000, the Company acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition") for $164 million. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells on approximately 512,000 gross (450,000 net) acres. Estimated proved reserves attributable to the CMS Properties include 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe. Approximately 80% of the proved reserve volumes are classified as proved developed. This acquisition doubled the Company's revenues, and was financed through additional borrowings and a monetization of tax credits.

 Mercury Acquisition

  Effective July 31, 2000, Quicksilver purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company from, Mercury Exploration Company ("Mercury"), a related party. The assets purchased included all the capital stock of Mercury Michigan, Inc. ("MMI"), 65% of the capital stock of

Mechanical Technology Services, LLC ("MTS"), and gas and oil properties located in Indiana and Kentucky (See Dominion Indiana Acquisition below). MMI is a gas processing company, which gathers and processes approximately 75 million cubic feet of natural gas per day, and which owns fifty percent each of Beaver Creek Pipeline, LLC and Cinnabar Energy Services & Trading, LLC. Quicksilver now owns 100% of Beaver Creek and Cinnabar. MTS sells, installs, repairs, and maintains compression for the natural gas industry.

 Dominion Indiana Acquisition

  On September 26, 2000, Quicksilver purchased substantially all of the interests in producing gas wells, related gathering and transmission systems and fifty percent in undeveloped leasehold acres owned by Dominion Reserves-Indiana, Inc. for $2.2 million. The remaining interests in these properties located in Indiana and Kentucky were acquired by Quicksilver from Mercury effective July 1, 2000.

 MGV Energy Inc.

  In December 2000, MGV Energy Inc. ("MGV"), Quicksilver's Canadian subsidiary, announced the formation of a joint venture with PanCanadian Petroleum Limited to explore for and develop coal bed methane reserves on over 1 million acres of PanCanadian lands. The exploration project, which initially focuses on PanCanadian's Palliser block in southern Alberta, began in December of 2000. Quicksilver subsequently acquired the remaining minority interest in MGV it did not own for the equivalent of 283,669 shares of Quicksilver common stock in the form of MGV exchangeable shares.

 Assumption of Administrative and Operational Functions

  On April 1, 2000, Quicksilver assumed the accounting, treasury and administrative functions, and on July 1, 2000, it assumed operational functions of its oil and gas properties, all of which were previously performed by Mercury. As a result, headcount went from 23 on December 31, 1999 to 214 at year-end 2000. With the acquisition of the Mercury assets (described above) and assumption of all functions from Mercury, the Company has all but eliminated its dependence on and transactions with Mercury.

 Cinnabar Expansion

  During 2000, Cinnabar Energy Services & Trading, LLC ("Cinnabar"), Quicksilver's wholly owned marketing company (upon completion of the Mercury acquisition), expanded its operations to provide third party marketing services to other producers, as well as managing the equity product sales of Quicksilver. Cinnabar, on behalf of Quicksilver and its third party clients, sold over 25 Bcf of gas in 2000.

Marketing

  The natural gas produced from Quicksilver's properties is marketed by Cinnabar under existing long-term sales contracts and short-term wholesale spot market sales. Oil production is sold at local prices to the principal purchasers of crude oil in the respective areas of operations.

  Cinnabar sells the oil and gas to creditworthy counterparties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. Cinnabar is not confined to or dependent upon one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser in areas in which Cinnabar sells its production would not materially affect Quicksilver's product values. For 2000, however, purchases by CoEnergy Trading Company, Reliant Energy Services Inc., Scana Energy Marketing Inc. and Sempra Energy Trading Corp., exceeded 10% of the total revenues from Quicksilver's product sales.

Competition

  The Company encounters substantial competition in acquiring oil and gas leases and properties, marketing oil and gas, securing personnel and conducting its drilling and field operations. Many competitors have financial and other resources, which substantially exceed those of the Company. The competitors in development, exploration, acquisitions and production include the major oil companies as well as numerous independents, individual proprietors and others. Resources of the Company's competitors may enable them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the Company. The ability of the Company to replace and expand its reserve base in the future through acquisition will be dependent upon its ability to select and acquire suitable producing properties and prospects for future drilling.

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

Governmental Regulation

  The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas and crude oil production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so the Company is unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

  The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial civil and criminal penalties. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas; require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects the Company's profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any materially adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies; it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on the Company.

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

  The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal effluent limitations guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a materially adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their stormwater discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

Employees

  As of March 9, 2001, the Company had 221 full time employees, including officers.

ITEM 2. Description of Properties

Location and Characteristics

  Quicksilver owns significant interests in the following properties:

 Michigan

                           Reserve Data as of       Average Daily Production
                            December 31, 2000               for 2000
                         -------------------------  ---------------------------
                          Gas   Oil    NGL   Total   Gas    Oil    NGL   Total
                         (Bcf) (Mbbl) (Mbbl) (Bcfe) (Mmcf) (Bbls) (Bbls) (Mmcfe)
                         ----- -----  -----  -----  -----  -----  -----  ------
Producing Formation:
  Antrim Shale.......... 469.1  --     --    469.1  60.5     --    --     60.5
  Prairie du Chien and
   Other................  74.0  4.4    1.4   108.7  27.7   1,458   393    38.8
                         -----  ---    ---   -----  ----   -----   ---    ----
    Total............... 543.1  4.4    1.4   577.8  88.2   1,458   393    99.3
                         =====  ===    ===   =====  ====   =====   ===    ====

  Michigan has very favorable natural gas supply/demand characteristics in that Michigan has been importing an increasing percentage of its natural gas, and currently imports approximately 75% of its demand. This supply/demand situation generally allows Michigan producers to sell their natural gas at a slight premium to typical industry benchmark prices. It also provides opportunities for long-term contracts at favorable terms with end users who value such supply arrangements.

 The Antrim Shale

  The Antrim Shale underlies a large percentage of the Company's Michigan acreage and is fairly homogeneous in terms of reservoir quality; wells tend to produce relatively predictable amounts of natural gas. While subsurface fracturing can increase reserves and production attributable to any particular well, the over 7,000 wells drilled in the trend and the approximately 552 wells Quicksilver has drilled suggest typical per well reserves of 600 Mmcf to 800 Mmcf and a total productive life of more than 20 years. As new wells produce and the de-watering process takes place, they tend to reach a production level of 150 Mcf to 200 Mcf per day in six to 12 months, remaining at these levels for one to two years, then declining at 8% to 10% per year thereafter. The total cost to drill and complete an Antrim well is approximately $225,000, including all acreage, production facilities and flowlines, and the wells tend to produce the best economic results when drilled in large numbers in a fairly concentrated area. This well concentration provides for a more rapid de-watering of a specific area, which decreases the time to natural gas production and increases the amount of natural gas production. It also enables Quicksilver to maximize the use of existing production infrastructure, which decreases per unit operating costs. Since reserve quantities and production levels over a large number of wells are fairly predictable, maximizing per well recoveries and minimizing per unit production costs through a sizeable well-engineered drilling program are the keys to profitable Antrim development.

  At December 31, 2000, Quicksilver owned interests in 3,681 Antrim wells and operated 1,249 of these wells, or 34% of the Company's total Antrim wells. During 2000, average net production was 60.5 Mmcf per day. Since 1996, the Company has drilled 186 Antrim wells and successfully completed 184 for a success rate of 99%. Quicksilver has 201 net identified Antrim drilling locations of which 156.0 (net) are currently classified as proved undeveloped locations. In 2000, the Company drilled 30.5 (net) Antrim wells, all of which were successfully completed. For 2001, Quicksilver has budgeted for the drilling of 112.9 (net) Antrim wells at a cost of approximately $21.9 million.

 The Prairie du Chien

  Quicksilver's Prairie du Chien ("PdC") wells produce from several Ordovician age reservoirs with the majority being in the 1,000 feet to 1,200 feet thick Prairie du Chien Group that has three major sands: the Lower PdC, Middle PdC and Upper PdC. Many of these wells also can produce from the St. Peter sandstone and the Glenwood formations, both of which lie directly above the PdC. Some of the wells are producing from two or more of these zones. Depending upon the area and the particular zone, the PdC will produce dry gas, gas and condensate or, oil with associated gas. The average depths of these wells range from 7,000 feet to 12,000 feet.

  Quicksilver owns an average net revenue interest of 57%, on a Bcfe basis, in the wells comprising the Company's PdC reserves. Quicksilver operates over 98% of these reserves. The Company's PdC production is well established, and three development wells have been drilled in recent years to increase production from existing fields. As a result of some of this work and an acquisition from Union Oil Company of California ("Unocal") in May of 1999, Quicksilver has identified eight additional proved undeveloped locations. In addition, there are numerous proved non-producing zones in existing wellbores that provide recompletion opportunities, allowing the Company to maintain or, in some cases, increase production from its PdC wells as currently producing reservoirs deplete. As of December 31, 2000, the Company had 38 gross (24.1 net) PdC wells producing 25.0 Mmcfe per day. For 2001, the Company has budgeted $430,000 for various workovers and recompletions on its PdC wells, and plans to spend $3.3 million in 2001 to drill two new wells.

 Richfield/Detroit River

  Quicksilver's Richfield/Detroit River wells are located in Kalkaska and Crawford counties in the Garfield and Beaver Creek fields. The Garfield Richfield has seven producers producing under primary solution gas drive. Additional potential exists in the Garfield Richfield either by secondary waterflood and/or improved oil recovery ("IOR") with CO2 injection. The potential upside is under evaluation and has not been included in Quicksilver's booked reserves.

  The Beaver Creek Richfield is currently being waterflooded, with 113 producing wells and 60 water injection wells. The Richfield zone consists of seven dolomite reservoirs spread over a 200 foot interval. Quicksilver has drilled two wells of a five well stepout program on the eastern flank of the structure, with drilling operations ongoing. Once drilling operations have ceased, the five wells will be completed. Pending a testing/production monitoring period on this five well program, an additional five well drilling and completion program is planned for later in 2001.

  The Detroit River zone III at Beaver Creek also produces from three wells. Lying approximately 200 feet above the Richfield, the Detroit River zone III is a six foot dolomite zone which covers approximately 10,000 acres on the Beaver Creek structure. Quicksilver is currently recompleting seven wells on the north and west flank of the structure. A 20 well drilling program is planed for midyear 2001 to continue development of the Detroit River zone III. Quicksilver plans to continue drilling and recompleting wells to fully develop the Detroit River zone III by mid 2002. In addition to booked primary proved undeveloped reserves in the Detroit River zone III, upside potential exists for IOR with CO2.

  The Company's average daily production from the Richfield and Detroit River formations totals approximately 4.2 Mmcfe.

 Niagaran

  Quicksilver's Niagaran wells produce from numerous Silurian age Niagaran (dolomite/limestone) pinnacle reefs located in Cheboygan, Grand Traverse, Kalkaska, Livingston, Manistee, Montmorency, Oakland, Otsego and Presque Isle Counties. The depth of these wells range from 3,400 feet to 7,800 feet with reservoir thickness from 300 feet to 600 feet. Depending upon the location of the specific reef in the pinnacle reef belt of the northern shelf area, the Niagaran reefs will produce dry gas, gas and condensate or oil with associated gas.

  As of December 31, 2000, the Company had 64 gross (28 net) Niagaran wells producing 7.3 Mmcfe per day. Quicksilver operates, on a Bcfe basis, approximately 50% of the reserves associated with these wells.

 Indiana

  Quicksilver acquired a 95% working interest in 33 New Albany Shale producing wells from Dominion Reserves-Indiana effective April 1, 2000 and also acquired the remaining 5% working interest from its predecessor, Mercury Exploration Company effective July 1, 2000. With these two acquisitions, the Company also purchased the eight mile 12 inches GTG gas transmission pipeline that runs from Southern Indiana to Northern Kentucky. Current production is approximately 1.4 Mmcf per day. The New Albany Shale is similar to the Michigan Antrim as it has to be dewatered in order to produce desorbed methane gas. Typical reserves per well are estimated to be approximately 250 Mmcf. Quicksilver initiated a five well expansion drilling program in December 2000 with the wells commencing production in February 2001. In addition, Quicksilver anticipates that it will drill between 20 to 30 additional wells in the New Albany Shale in 2001.

 Rocky Mountain Region

  Quicksilver's Rocky Mountain properties are located in Montana and Wyoming, and production, which is primarily crude oil, is from well-established producing formations at depths ranging from 1,000 feet to 17,000 feet. These properties typically have multiple producing zones, some of which include the Phosphoria at 750 feet to 1,000 feet, the Tensleep at 1,000 feet to 3,000 feet and the Muddy/Mowry at 8,400 feet to 9,000 feet. The Company's Rocky Mountain producing properties possess significant development drilling, secondary recovery and other exploitation opportunities. As of December 31, 2000, the Company's Rocky Mountain proved reserves were 10.3 Mmbbls of crude oil and 2.0 Bcf of natural gas, for total equivalent reserves of 63.8 Bcfe. In 2000, daily production averaged 9.6 Mmcfe. During 2000, Quicksilver spent approximately $500,000 on various exploitation activities relative to its Rocky Mountain properties. The Company is currently conducting an active exploitation program on several of its Rocky Mountain fields that involves recompletions in existing wells. In 2001, Quicksilver has budgeted $2.6 million for the drilling of 3 exploration wells and $1.2 million for exploitation activities.

 South Casper Creek Steamflood Project

  In October 1995, Quicksilver's predecessor acquired the South Casper Creek steamflood project in Natrona County, Wyoming as part of a larger acquisition from Unocal. In the 1970s and 1980s, Unocal had conducted several steamflood evaluations of the Tensleep formation, a producing horizon that contains 14 degree gravity crude oil which is relatively heavy and is more effectively recovered when heated with steam, allowing the oil to flow toward the wellbore at a faster rate. In the late 1980s, Unocal attempted several additional redesigned pilot steamfloods and had encouraging results. Based on these results, Unocal undertook full development of the project, drilling additional steam injection wells and installing four 50 Mmbtu per hour generators providing 13,000 barrels of steam per day through eleven injection wells. The post-steamflood production peaked in 1992 at 1,500 barrels per day, an 88% increase from the pre-steamflood production of 800 barrels per day, exceeding Unocal's original expectations. Despite this success, Unocal decided to cut the project's budget, resulting in a decrease in steam injection, a decrease in production and the eventual discontinuation of the project. Quicksilver's predecessor's acquisition of this project included all of the associated steam generating equipment in place that had been installed by Unocal. This equipment is in good condition and could be restarted at an estimated cost of under $2.4 million. While the project is economically viable at current crude oil prices, the Company has excluded this project from its reserve report and is studying options in light of the project's sensitivity to long-term oil prices.

 Canada

  Quicksilver believes that a number of producing areas in Canada offer excellent opportunities for acquisition and exploitation. The strengths of MGV, Quicksilver's wholly-owned subsidiary, lie in its unconventional gas resource expertise and its ability to conduct detailed reservoir engineering studies over producing fields to identify remaining reserves not currently being exploited by the current operator. MGV's technical staff has developed proprietary reservoir software designed to integrate large amounts of engineering and geological data to identify such opportunities. MGV has a joint venture with PanCandian Petroleum Limited ("PanCandian") where MGV identifies opportunities in a 36,000 square mile area of mutual interest. This area of mutual interest is primarily in southern Alberta, which has historically produced and continues to produce significant amounts of hydrocarbons. When MGV identifies a prospect, it has the right to acquire up to a 20% interest if PanCanadian participates and a 100% interest if PanCanadian declines. During 2000, MGV acquired a 20% interest in 26 wells and proven reserves estimated at 1.8 Bcf. At the end of 2000, MGV held an interest in 401 wells in southern Alberta and 15.3 Bcf of proved reserves. Net daily production at the end of the year was 1.9 Mmcf. MGV has budgeted for the drilling of 48 gross (5.36 net) infill wells in 2001 on properties they do not operate. Also budgeted is the drilling of 10 infill wells on operated lands acquired last fall. Late in 2000, MGV drilled the first 8 wells of a 30 well program for a Coal Bed Methane ("CBM") project. The CBM project is a joint venture with PanCandian to explore for and develop natural gas from coal beds situated on over 1.0 million acres of PanCanadian lands. During 2001, MGV has budgeted to spend $7.2 million (Cdn) on its CBM project and $1.5 million (Cdn) for the drilling of infill wells on existing properties. See also "Recent Events--MGV Energy Inc".

Oil and Gas Reserves

  The following reserve quantity and future net cash flow information for Quicksilver represents proved reserves that are primarily located in the United States. Reserve estimates were prepared by Holditch-Reservoir Technologies Consulting Services, independent petroleum engineers. The determination of oil and gas reserves is based on estimates that are highly complex and interpretive. The estimates are subject to continuing change, as additional information becomes available. Under the guidelines set forth by the SEC, the calculation is performed using year-end prices held constant (unless a contract provides otherwise) and is based on a 10% discount rate. Future production costs are based on year-end costs and include production taxes. This standardized measure of discounted future net cash flows is not necessarily representative of the market value of Quicksilver properties.

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

  The following table summarizes Quicksilver's proved reserves, the estimated future net revenues from such proved reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2000, 1999 and 1998.

                                               Years Ended December 31,
                                             ----------------------------
                                                2000      1999     1998
                                             ---------- -------- --------
Proved reserves:
  Natural gas (Mmcf)........................    570,814  192,963  147,226
  Oil (Mbbl)................................     14,856   15,281   17,983
  Natural Gas Liquids ("NGL") (Mbbl)........      1,535      845      996
    Total (Mmcfe)...........................    669,160  289,719  261,100
($ in thousands)
Estimated future net cash flows, before
 income tax................................. $4,026,537 $450,663 $275,737
Standardized measure of discounted future
 net cash flows, before income tax.......... $1,592,761 $253,506 $160,495
Proved developed reserves:
  Natural gas (Mmcf)........................    444,865  135,326  118,295
  Oil (Mbbl)................................      9,391    9,954    9,829
  NGL (Mbbl)................................        813      838      908
    Total (Mmcfe)...........................    506,089  200,078  182,717

Volumes, Sales Prices and Oil and Gas Production Expense

  The following table sets forth certain information regarding the production volumes and weighted average sales prices received for and average production costs associated with Quicksilver's sale of oil and gas for the periods indicated.

                                                    Years Ended December
                                                             31,
                                                   -----------------------
                                                    2000    1999    1998
                                                   ------- ------- -------
                                                       (in thousands)
Production:
  Natural gas (Mmcf)..............................  26,655  15,926  14,520
  Oil (Mbbl)......................................   1,035     724     667
  NGL (Mbbl)......................................     161     129     132
                                                   ------- ------- -------
    Total (Mmcfe).................................  33,831  21,044  19,317
Weighted average sales price (including impact of
 hedges):
  Natural gas (per Mmcf).......................... $  3.04 $  2.25 $  2.37
  Oil (per Mbbl).................................. $ 22.87 $ 14.55 $  9.55
  NGL (per Mbbl).................................. $ 25.25 $  9.93 $  9.48
Production operating expense (per Mcfe) (1)....... $  1.11 $  0.90 $  0.89

--------
(1) Includes production taxes.

Development, Exploration and Acquisition Capital Expenditures

  The following table sets forth certain information regarding the approximate costs incurred by Quicksilver in its development and exploration activities and purchase of oil in place (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
   Acquisition of producing properties................ $167,855 $40,272 $ 1,715
   Development costs..................................   20,078   9,486   8,283
   Exploration costs..................................      360     --    1,095
                                                       -------- ------- -------
     Total............................................ $188,293 $49,758 $11,093
                                                       ======== ======= =======

Productive Oil and Gas Wells

  The following table summarizes the productive oil and gas wells as of December 31, 2000, attributable to Quicksilver's direct interests.

                                                                  Gross    Net
                                                                 ------- -------
   Natural Gas.................................................. 4,252.0 1,104.0
   Oil..........................................................   562.0   526.3
                                                                 ------- -------
     Total...................................................... 4,814.0 1,630.3
                                                                 ======= =======

Oil and Gas Acreage

  The following table sets forth the developed and undeveloped leasehold acreage held directly by Quicksilver as of December 31, 2000. Developed acres are defined as acreage spaced or able to be assigned to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Quicksilver has a working interest. Net acres are the sum of Quicksilver's fractional interests owned in the gross acres. States in which Quicksilver holds undeveloped acreage include Michigan, Montana, Indiana and Wyoming.

                                                                 Gross     Net
                                                               --------- -------
   Developed acreage..........................................   594,033 272,484
   Undeveloped acreage........................................   687,472 251,034
                                                               --------- -------
     Total.................................................... 1,281,505 523,518
                                                               ========= =======

Drilling Activity

  The following table sets forth the number of wells attributable to Quicksilver direct interests drilled.

                                                    Years Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
                                                Gross Net  Gross Net  Gross Net
                                                ----- ---- ----- ---- ----- ----
Development Wells:
Productive..................................... 55.0  35.5 25.0  24.8 41.0  24.8
Dry............................................   --   --   3.0   2.9  --    2.9
                                                ----  ---- ----  ---- ----  ----
  Total........................................ 55.0  35.5 28.0  27.7 41.0  27.7
                                                ====  ==== ====  ==== ====  ====
Exploratory Wells:
Productive.....................................  --    --   --    --   9.0   9.0
Dry............................................  --    --   --    --   1.0    .5
                                                ----  ---- ----  ---- ----  ----
  Total........................................  --    --   --    --  10.0   9.5
                                                ====  ==== ====  ==== ====  ====

ITEM 3. Legal Proceedings

  The Company was not a party to any material pending legal proceedings during 2000 and is not currently a party to any material legal proceeding.

ITEM 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a stockholder vote during the fourth quarter of 2000.

                                   PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Comparative Market Data

  Quicksilver's common stock is traded on the American Stock Exchange under the symbol "KWK".

  The following table sets forth the quarterly high and low closing sales prices of Quicksilver's common stock for the periods indicated below.

                               QRI COMMON STOCK

                                                                  High     Low
                                                                 ------- -------
   2000
   First Quarter................................................ $6.1250 $3.6250
   Second Quarter...............................................  7.2500  5.6250
   Third Quarter................................................  9.7500  7.0000
   Fourth Quarter...............................................  9.7500  7.7750
   1999
   First Quarter................................................ $7.6250 $7.2500
   Second Quarter...............................................  7.3750  6.1250
   Third Quarter................................................  7.3750  6.5000
   Fourth Quarter...............................................  7.6250  3.8125

  As of March 9, 2001, there were approximately 3,700 common stockholders of record.

  The Company has not paid dividends on its common stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its common stock.

Sales of Unregistered Securities

  On March 4, 2000, the Company issued 3,650,000 unregistered shares of its common stock to CMS Oil and Gas Company as part of an earnest money performance deposit by the Company for an acquisition of properties from CMS. CMS returned the shares to the Company upon closing of the acquisition on March 31, 2000 and the shares are now held as treasury shares. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act.

ITEM 6. Selected Financial Data

  The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company and its predecessors. The Quicksilver financial information for each year ended December 31, 2000, 1999 and 1998 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The financial information of the Company's predecessors for periods ended in 1997 and 1996 has been derived from the audited financial statements of the predecessors for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

                     Selected Financial Data of Quicksilver
                   (in thousands, except for per share data)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Consolidated Statements of Operations Data:
  Total revenues................................ $ 120,048  $ 50,046  $ 45,028
  Income before income taxes and minority
   interest.....................................    27,731     3,023     7,413
  Net income....................................    17,618     3,162     4,885
  Net income--per share
    Basic....................................... $    0.96  $   0.24  $   0.42
    Diluted.....................................      0.95      0.24      0.42
Consolidated Statement of Cash Flows Data:
  Net cash provided by (used in):
  Operating activities.......................... $  47,691  $ 10,220  $ 16,355
  Investing activities..........................  (195,518)  (42,288)  (16,097)
  Financing activities..........................   158,103    34,330      (607)
Other Consolidated Financial Data:
  Capital expenditures.......................... $ 194,507  $ 43,452  $ 16,097
  EBITDA(1) ....................................    74,410    25,762    26,476
Consolidated Balance Sheet Data:
  Working capital............................... $     935  $  7,168  $  1,291
  Properties--net...............................   374,099   170,800   134,810
  Total assets..................................   440,111   194,302   144,600
  Total debt....................................   244,135    97,086    85,039
  Stockholders' equity..........................    86,758    69,551    32,588

--------
(1) EBITDA (as used in this financial data) is calculated by adding interest, income taxes, minority interest and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of Quicksilver's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings or operating earnings, as defined by generally accepted accounting principles, as an indicator of the Quicksilver's financial performance, as an alternative to cash flow, as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

Selected Historical Financial Data of Quicksilver Predecessors

                             MSR Exploration, Ltd.
       For the Period from Inception, March 7, 1997, to December 31, 1997
                                 (In thousands)

   Statements of Operations Data:
     Revenues.......................................................... $   854
     Net income........................................................      30
   Other Information:
     Capital expenditures.............................................. $   592
   Balance Sheet Data:
     Working capital................................................... $    42
     Total assets......................................................  25,963
     Long-term debt....................................................  10,560
     Stockholders' equity..............................................  13,070

                          Mercury Exploration Company
                       (Includes Quicksilver Energy, LC)
                   (In thousands, except for per share data)

                                                                Years Ended
                                                               September 30,
                                           Three Months Ended -----------------
                                           December 31, 1997    1997     1996
                                           ------------------ --------  -------
Statements of Operations Data:
  Revenues................................      $ 11,049      $ 41,328  $17,388
  Net income..............................         2,354         5,115    2,248
  Net income per common share.............          9.38         20.38     8.96
  Weighed average shares outstanding......           251           251      251
Other Information:
  Capital expenditures....................      $ 27,750      $ 54,231  $19,779
Balance Sheet Data:
  Working capital (deficit)...............      $ (9,324)     $(13,133) $(5,813)
  Total assets............................       126,506       102,880   50,186
  Long-term debt..........................        65,275        47,174   19,560
  Stockholders' equity....................        17,670        15,316   10,427

                   Michigan Gas Partners Limited Partnership
                                 (In thousands)

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                  1997   1996
                                                                 ------ -------
Statements of Operations Data:
  Revenues...................................................... $3,021 $ 3,368
  Net income (loss).............................................     19    (617)
Other Information:
  Capital expenditures.......................................... $   13 $   132
Balance Sheet Data:
  Working capital............................................... $  343 $   261
  Total assets..................................................  9,835  10,551
  Long-term debt................................................    --      --
  Partners' equity..............................................  9,453  10,313

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Certain statements contained in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company), other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the result thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "expect," "intend," "plan," "project," "potential," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include: fluctuations in crude oil and natural gas prices; failure or delays in achieving expected production from oil and gas development projects; uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance; the effects of existing and future laws and governmental regulations; liability resulting from litigation; world economic and political conditions; changes in tax and other laws applicable to the Company's business and certain factors discussed elsewhere in this Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this annual report.

Mergers and Acquisitions

  During the year 2000, Quicksilver more than doubled its revenue base primarily through acquisitions funded through additional borrowings and monetization of tax credits.

 CMS Acquisition

  On March 31, 2000, the Company acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition"). The purchase price, which was finalized in November 2000, was $164 million. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells on approximately 512,000 gross (450,000 net) acres. Estimated proved reserves attributable to the CMS Properties include 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe. Approximately 80% of the proved reserve volumes are classified as proved developed.

  The CMS Acquisition was financed through restructuring of Quicksilver's senior bank facility, the sale of $53 million in subordinated notes, and the monetization through a major financial institution of a portion of the accompanying Internal Revenue Code Section 29 income tax credits related to the CMS Properties.

  The CMS Acquisition was accounted for under the purchase accounting method, and consists of both CMS oil and gas properties as well as 100% of the common stock of Terra Energy Ltd.

 Mercury Acquisition

  Effective July 31, 2000, Quicksilver purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company from, Mercury Exploration Company ("Mercury"), a related party, for approximately $18 million. An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price, and the non-related party members of the Company's Board of Directors approved the purchase. The acquisition was financed through assumption of existing debt of $6.1 million, application of an account receivable of $7.2 million, a note payable to Mercury of $3.2 million and accounts payable of $1.3 million.

  The assets purchased included all of the capital stock of Mercury Michigan, Inc. ("MMI"), 65% of the capital stock of Mechanical Technology Services, LLC ("MTS"), and gas and oil properties located in Indiana and Kentucky (See Dominion Indiana Acquisition below). MMI is a gas processing company, which gathers and processes approximately 75 million cubic feet of natural gas per day, and which owns fifty percent each of Beaver Creek Pipeline, LLC and Cinnabar Energy Services & Trading, LLC. Quicksilver now owns 100% of Beaver Creek and Cinnabar. MTS sells, installs, repairs, and maintains compression for the natural gas industry.

 Dominion Indiana Acquisition

  Effective April 1, 2000, Quicksilver purchased substantially all of the interests in producing gas wells, related gathering and transmission systems and fifty percent in undeveloped leasehold acres owned by Dominion Reserves-Indiana, Inc. for $2.2 million. The remaining interests in these properties located in Indiana and Kentucky were acquired by Quicksilver from Mercury effective July 1, 2000.

 MGV Energy Inc. Minority Interest Acquisition

  On December 22, 2000, Quicksilver acquired the remaining minority interest in its Canadian subsidiary, MGV Energy Inc., headquartered in Calgary, Alberta. Quicksilver's initial 89.5% interest in MGV was acquired on August 26, 1999. In exchange for their 10.5% interest, the minority shareholders of MGV received the equivalent of 283,669 shares of Quicksilver common stock in the form of MGV exchangeable shares valued at $2,309,000, which was allocated to assets acquired and liabilities assumed based upon their fair value.

Results of Operations

                            Summary Financial Data
         Year Ended December 31, 2000 Compared with December 31, 1999

                                                                 Years Ended
                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
   Total revenues............................................. $120,048 $50,046
   Total expenses.............................................   92,317  47,023
   Income before income taxes.................................   27,731   3,164
   Net income.................................................   17,618   3,162

  The Company recorded net income of $17,618,000 ($0.95 per diluted share) in 2000, compared to net income of $3,162,000 ($0.24 per diluted share) in 1999. The improvement was largely due to the increase in production resulting from the CMS Properties acquired March 31, 2000 and higher product prices.

  Revenues: Total revenues for the year ended December 31, 2000 were $120,048,000; an increase of 140% from the $50,046,000 reported for the year ended December 31, 1999. Higher volumes contributed $40,540,000 of the revenue increase while increased prices added $20,616,000 to revenue. Volume increases were primarily the result of production from the CMS Properties acquired March 31, 2000. Other income increased $8,842,000 from the prior year primarily as a result of deferred revenue recognition from the 2000 Section 29 tax credit monetization.

  The Company's revenues for the year ended December 31, 2000 increased significantly over 1999 as further shown below.

                                                                 Years Ended
                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
   Average daily production volume
     Gas--Mcf/d...............................................   72,829  43,633
     Oil--Bbls/d..............................................    2,829   1,984
     Natural gas liquid ("NGL")--Bbls/d.......................      439     353
   Product sale revenues (in thousands)
     Natural gas sales........................................ $ 81,044 $35,799
     Oil sales................................................   23,674  10,540
     NGL sales................................................    4,054   1,277
                                                               -------- -------
       Total oil, gas and NGL sales........................... $108,772 $47,616
                                                               ======== =======
   Unit prices-including impact of hedges
     Gas price per Mcf........................................ $   3.04 $  2.25
     Oil price per Bbl........................................ $  22.87 $ 14.55
     NGL price per Bbl........................................ $  25.25 $  9.93

  Gas sales of $81,044,000 for 2000 were 126% higher than the $35,799,000 for 1999. Gas volumes increased 67% over 1999 as a result of the CMS Acquisition. Additional volumes of 10,729,000 Mcf contributed $32,622,000 of additional revenue over 1999. Average gas prices were $3.04 per Mcf in for 2000, $0.79 per Mcf higher than the average price received in 1999. Increased prices added $12,623,000 of revenue as compared to 1999.

  Oil sales grew 125% to $23,674,000 for 2000 compared to $10,540,000 in 1999.
Crude oil production for 2000 was 1,035,000 barrels compared to 724,000 barrels in 1999 primarily as a result of the CMS Properties. The additional 311,000 barrels contributed revenue of $7,113,000 over 1999. Average 2000 oil sales prices were $22.87 per barrel compared to $14.55 per barrel in 1999 increasing revenues $6,021,000.

  NGL sales of $4,054,000 for 2000 increased significantly over sales for 1999. NGL prices increased from $9.93 to $25.25 per Bbl and added revenue of $1,972,000. The additional NGL volumes, primarily from the CMS Properties, added $804,000 of revenue.

  Other income increased by $8,846,000 to $11,276,000 in 2000 compared to $2,430,000 in 1999. Deferred revenue recognition from the 2000 Section 29 tax credit monetization was $6,842,000. Revenue from the Company's marketing and gas processing subsidiaries was $1,049,000 and income from equity affiliates increased $867,000, both as a result of the acquisition of assets from Mercury effective July 31, 2000.

  Expenses: Total expenses of $92,317,000 in 2000 were 96% higher than the $47,023,000 incurred in 1999 reflecting the addition of the CMS Properties, Mercury assets and additional activity associated with MGV Energy Inc. ("MGV"), the Company's Canadian subsidiary, during 2000.

 Operating Expenses

  Operating expenses increased $18,870,000, or 101%, from 1999 operating expense of $18,771,000. Lease operating expenses increased 86%, or $13,995,000, to $30,332,000 reflecting an increase of 59% in sales volumes from 1999 and increases in production overhead as a result of additional operated wells associated with the CMS Acquisition. Increased sales volumes and higher prices resulted in an increase of $4,305,000, or 177%, in severance tax expense to $6,739,000.

 Depletion and Depreciation

                                                                  Year Ended
                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands,
                                                                except per unit
                                                                   amounts)
   Depletion................................................... $22,985 $13,315
   Depreciation of other fixed assets..........................   1,570     721
                                                                ------- -------
   Total depletion and depreciation............................ $24,555 $14,036
                                                                ======= =======
   Average depletion cost per Mcfe............................. $  0.68 $  0.63

  Depletion and depreciation increased to $24,555,000 in 2000 from $14,036,000 in 1999. Depletion increased $9,670,000 to $22,985,000 as a result of production volumes associated with the CMS Properties and higher depletion rates.

 General and Administrative Expenses

  General and administrative costs incurred during 2000 were $8,276,000, 99% higher than in 1999, reflecting higher salaries and related payroll expenses ($1,486,000), office and building rent expense ($718,000), professional fees ($572,000), franchise taxes ($282,000), and Canadian office expenses ($550,000). These increases are related to the growth of the Company through the CMS Acquisition, purchase of Mercury assets and increased activity associated with MGV.

 Interest Expense

  Interest expense of $22,124,000 in 2000 increased $13,421,000 from 1999 reflecting higher debt levels due to the CMS Acquisition and higher effective interest rates in 2000.

 Income Taxes

                                                                   Years Ended
                                                                   December 31,
                                                                   -------------
                                                                    2000    1999
                                                                   -------  ----
   Income tax provision (in thousands)............................ $10,113  $ 2
   Average income tax expense per Mcfe............................ $  0.30  $--
   Effective tax rate.............................................    36.5%  --

  The income tax provision of $10,113,000 includes taxes on pre-tax earnings at the statutory rate of 35% and adjustment of prior deferred taxes. The prior deferred tax balance was recorded at 34% since it was previously estimated that the timing differences would reverse at the lower rate. The increase in profitability of the Company from the CMS Acquisition and record high prices will result in future taxable income at the 35% rate. In 1999, $1,026,000 of income taxes that would otherwise have been due were eliminated because the utilization of net operating losses available from prior years.

  As of December 31, 2000, the Company had a deferred tax liability of $47,139,000. The increase in the deferred tax liability over the December 31, 1999 balance includes $24,497,000 as a result of the CMS Acquisition and a $2,628,000 reduction in the liability that resulted from the acquisition of the Mercury assets effective July 31, 2000. The remainder of the increase is the result of year 2000 deferred tax expense.

                            Summary Financial Data
         Year Ended December 31, 1999 Compared with December 31, 1998

                                                                  Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
   Total revenues.............................................. $50,046 $45,028
   Total expenses..............................................  47,023  37,615
   Income before income taxes..................................   3,164   8,171
   Net income..................................................   3,162   4,885

  Net income of $3,162,000 ($0.24 per share) was recorded for 1999 as compared to 1998 net income of $4,885,000 ($0.42 per share). The reduction was largely due to the 191% increase in general and administrative costs. The increase reflected the higher cost of being a public company with its own officers and employees. In 1998, Mercury performed all administrative work for the Company.

  Revenues: Total revenues for 1999 were $50,046,000, an increase of 11% from the $45,028,000 reported in 1998. Additional volumes, resulting primarily from properties acquired from Unocal, increased revenue $3,954,000 over the 1999 period while an overall increase in prices added $1,576,000 of revenue.

                                                                  Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Average daily production volume
     Gas--Mcf/d................................................  43,633  39,781
     Oil--Bbls/d...............................................   1,984   1,829
     NGL--Bbls/d...............................................     353     362
   Product sale revenues (in thousands)
     Natural gas sales......................................... $35,799 $34,463
     Oil sales.................................................  10,540   6,367
     NGL sales.................................................   1,277   1,250
                                                                ------- -------
       Total oil, gas and NGL sales............................ $47,616 $42,080
                                                                ======= =======
   Unit prices-including impact of hedges
     Gas price per Mcf......................................... $  2.25 $  2.37
     Oil price per Bbl......................................... $ 14.55 $  9.55
     NGL price per Bbl......................................... $  9.93 $  9.48

  Gas sales of $35,799,000 in 1999 were 4% higher than the $34,463,000 for 1998 as gas volumes increased 10% to 15,926,000 Mcf in 1999 reflecting additional production volumes. Production increases were primarily related to the additional production from properties acquired from Unocal in May 1999. Average gas prices of $2.25 per Mcf for 1999 were $0.12 per Mcf lower than the average received in 1998 and decreased revenues by $1,823,000 from the prior year.

  Oil sales grew 66% to $10,540,000 for 1999 compared to $6,367,000 in the 1998 period primarily as a result of higher prices. Average oil sales prices in 1999 were $14.55 per barrel compared to $9.55 per barrel in 1998 and provided additional revenue of $3,340,000 over the prior year. Additional oil production contributed $826,000 of revenue as compared to 1998. Crude oil production increased 57,000 barrels, or 9%, to 724,000 barrels, compared to 667,000 barrels for 1998.

  NGL sales and volumes for 1999 were essentially unchanged from 1998. Revenue of $1,277,000 resulted from NGL production of 129,000 barrels as compared to $1,250,000 in revenue from 132,000 barrels in 1998.

  Other income in both 1999 and 1998 primarily consisted of income associated with the monetization of Section 29 tax credits and income associated with transportation and processing of natural gas. Income of $1,280,000 was recognized from the monetization of Section 29 credits compared to $1,546,000 in 1998. Natural gas transportation and processing income for 1999 was $1,017,000 versus $1,363,000 in 1998.

  Expenses: Total expenses of $47,023,000 in 1999 were 25% higher than the $37,615,000 incurred in 1998. Operating expenses of $18,771,000 increased 10% from 1998 reflecting increased sales volumes of 9% over the prior year and more well work-over projects.

 Depletion and Depreciation

                                                                  Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands,
                                                                except per unit
                                                                   amounts)
   Depletion................................................... $13,315 $12,008
   Depreciation of other fixed assets..........................     721     357
                                                                ------- -------
   Total depletion and depreciation............................ $14,036 $12,365
                                                                ======= =======
   Average depletion cost per Mcfe............................. $  0.63 $  0.62

  Depletion increased to $13,315,000 in 1999 from $12,008,000 in the 1998 period as a result of higher production volumes associated with the acquired Unocal properties and a higher depletion rate.

 General and Administrative Expenses

  General and administrative costs incurred during 1999 totaled $4,163,000 and were 191% higher than 1998 reflecting the higher cost of being a public company. Salaries were $1,200,000 higher in 1999 as Quicksilver increased its staff of officers and employees. In 1998, Mercury performed all administrative work for the Company. The remaining cost increase resulted from higher professional fees and rent expense.

 Interest Expense

  Interest expense of $8,703,000 in 1999 increased 30% from 1998 reflecting higher debt levels in 1999 and higher effective interest rates in 1999.

 Income Taxes

                                                                    Years Ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1999  1998
                                                                    ---- ------
   Income tax provision (in thousands)............................. $ 2  $3,286
   Average income tax expense per Mcfe............................. $--  $ 0.17
   Effective tax rate..............................................  --    40.2%

  Federal income tax of $1,026,000 that otherwise would have been due in 1999 was eliminated because of net operating losses available from prior years.

Liquidity and Capital Resources

 General

  The following discussion compares the Company's financial condition at December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, $194,507,000 and $43,452,000, respectively, was spent on acquisition and development activities. The capital program was financed from operations, additional borrowings, a restructured bank facility, monetization of a portion of acquired Section 29 tax credits and the sale of subordinated notes.

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

  As part of the acquisition of the CMS properties and Terra Energy Ltd., on March 31, 2000, the Company amended the agreement setting forth the terms of its credit facility ("Credit Facility"). The Credit Facility is a three-year revolving credit facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. The Borrowing base is $210 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. The next scheduled re-determination date will be as of April 2, 2001, based on December 31, 2000 assets and proved reserves. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in certain minimum amounts. As of year-end, the Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.875% or bank prime. At December 31, 2000, the Company's interest rate was 8.635% through April 2, 2001 on $180 million. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements prohibit the declaration or payment of dividends by the Company and contain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. At December 31, 2000, the Company had $29,850,000 available under the Credit Facility, which terminates March 31, 2003.

  The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 78% of its natural gas production under long-term, fixed price contracts, and swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as the Company's crude oil sales.

  Net cash provided by operations for the year ended December 31, 2000 was $47,691,000, compared to $10,220,000 for the same period last year. The increase resulted from higher earnings, primarily as a result of the acquisition of the CMS Properties, and higher non-cash charges.

  Net cash used in investing for the year ended December 31, 2000 was $195,518,000. Investing activities were comprised primarily of additions to oil and gas properties through the acquisition of the CMS Properties ($164 million), development activity and, to a lesser extent, additions of field service assets.

  Net cash from financing activities for the year ended December 31, 2000 was $158,103,000. The CMS Acquisition was financed through restructuring of Quicksilver's senior bank facility, the sale of $53 million in subordinated notes, and the monetization through a major financial institution of a portion of the accompanying Internal Revenue Code Section 29 income tax credits related to the CMS Properties.

  Cash from operations in the year 2001 are budgeted to be sufficient to fund the $54 million of planned capital expenditures and to repay a portion of the long-term debt.

 Recently Issued Accounting Standards

  The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (amended by SFAS No. 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the change in a derivative's fair value (for a cash flow hedge) is deferred in stockholders' equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedge item to the extent the hedge is effective. The ineffective portions of hedge returns are recognized currently in earnings.

  All derivatives within the Company have been identified as of January 1, 2001. The Company has designated, documented and assessed the hedging relationships, all of which are cash flow hedges. Adoption by the Company of this accounting standard as of January 1, 2001 resulted in the recognition of $92 million of derivative liabilities with a cumulative effect of $61 million after tax as a decrease to other comprehensive income.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which summarized the application of accounting principles generally accepted in the United States of America for revenue recognition in financial statements. The Company does not believe the adoption of Staff Accounting Bulletin 101 will have an impact on its consolidated financial position or results of operations since it recognizes revenue upon completion of the earnings process. Sales from producing wells are recognized as the title passes to the purchasers.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company has established policies and procedures for managing risk within its organization, including internal controls. The level of risk assumed by the Company is based on its objectives and capacity to manage risk.

  Quicksilver's primary risk exposure is related to natural gas commodity prices. The Company has mitigated the downside risk of adverse price movements through the use of swaps, futures and forward contracts; however, it has also limited future gains from favorable movements.

 Commodity Price Risk

  The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. Quicksilver sells approximately 35,000 Mcf/day of natural gas under long-term fixed price contracts at $2.48/Mcf through March 2009. Approximatley 25% of the volumes sold under long-term contracts are third-party volumes controlled by the Company. Approximately 38,243 Mcf/day of its equity natural gas are hedged using fixed price swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues.

  Commodity price fluctuations affect the remaining natural gas volumes as well as the Company's crude oil and NGL volumes. Up to 4,500 Mcf/day of natural gas is commited at market price through May 2004. Additional gas volumes of 16,500 Mcf/day are committed at market price through September 2008. A portion of the natural gas volumes sold under these contracts are third-party volumes controlled by Quicksilver.

  Utilization of the Company's hedging program may result in natural gas and crude oil realized prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a result of the hedging programs, revenues in 2000 and 1999 were $22,474,000 and $1,021,000, respectively, lower than if the hedging program had not been in effect.

  The following table summarizes the Company's open positions as of December 31, 2000 related to natural gas production. Based on the financial fixed price hedge positions, for each $1.00 per Mcf increase in the price of natural gas the Company's annualized revenue would increase by approximately $17,762,000 of which $13,959,000 would be reduced due to the existing hedges.

                          Contract                   Weighted Ave
Product      Type       Time Period      Volume      Price per Mcf   Fair Value
-------   -----------   ------------   -----------   -------------   ----------
Gas       Fixed Price   Jan-Apr 2004    7,500 Mcfd       $2.40        $(19,244)
Gas       Fixed Price   Jan-Oct 2004      604 Mcfd       $2.14        $ (1,918)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,532)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,637)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,637)

  Fair values were determined based on current market prices at December 29, 2000, as quoted by recognized dealers without regard to market liquidity. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the natural gas commodity markets.

 Interest Rate Risk

  The Company has an interest rate swap agreement covering $25 million of its variable-rate debt through June 17, 2002 that converts the debt floating LIBOR base rate to a 6.86% fixed rate. The fair value of this swap was a loss of $414,738 as of December 29, 2000. On October 2, 2000, the Company entered into an additional interest rate swap agreement covering $50 million of its variable-rate debt through March 31, 2003, which converts the debt floating LIBOR base rate to a 6.78% fixed rate. The fair value of this swap was a loss of $1,028,536 as of December 29, 2000. Interest expense for the year ended December 31, 2000 was $177,532 lower as a result of interest rate swaps. If interest rates on the Company's remaining variable debt increase or decrease by one percentage point, the Company's annual pretax income would decrease or increase by $1,050,000.

 Credit Risk

  Credit risk is the risk of loss as a result of non-performance by counterparties of their contractual obligations. The Company sells its oil and gas production directly under long-term contracts and through Cinnabar Energy Services & Trading, LLC, a wholly owned subsidiary, to creditworthy counterparties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. In this manner, Quicksilver reduces such credit risk.

 Performance Risk

  Performance risk results when a financial counter-party fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. The Company manages performance risk through management of credit risk. Each customer and/or counter-party of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter.

 Foreign Currency Risk

  The Company's Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, the Company is exposed to foreign currency exchange rate risk.

                           QUICKSILVER RESOURCES INC.

ITEM 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
QUICKSILVER RESOURCES INC.

Independent Auditors' Report.............................................  28

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  29

Consolidated Statements of Income for the Years Ended December 31, 2000,
 1999 and 1998...........................................................  30

Consolidated Statements of Stockholder's Equity for the Years Ended
 December 31, 2000, 1999 and 1998........................................  31

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  32

Notes to Consolidated Financial Statements for the Year Ended December
 31, 2000................................................................  33

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

  We have audited the accompanying consolidated balance sheets of Quicksilver Resources Inc. (the Company) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Fort Worth, Texas
February 26, 2001

                           QUICKSILVER RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999
               In thousands, except for share and per share data

                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets
  Cash and cash equivalents................................ $ 12,833  $  2,557
  Accounts receivable, net of allowance for doubtful
   accounts of $0 and of $1,350 at December 31, 2000 and
   1999, respectively......................................   32,595    15,555
  Inventories and other current assets.....................    2,021       780
                                                            --------  --------
    Total current assets...................................   47,449    18,892
Investments in and advances to equity affiliates...........   12,570     3,100
Properties, plant and equipment--net ("full cost").........  374,099   170,800
Other assets...............................................    5,993     1,510
                                                            --------  --------
                                                            $440,111  $194,302
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt........................ $  4,149  $  2,134
  Accounts payable.........................................   12,787     6,543
  Accrued liabilities......................................   29,578     3,047
                                                            --------  --------
    Total current liabilities..............................   46,514    11,724
Long-term debt.............................................  239,986    94,952
Unearned revenue...........................................   18,958       800
Other long-term liabilities................................      147     2,000
Deferred income taxes......................................   47,748    15,088
Minority interest..........................................      --        187
Stockholders' equity
  Preferred stock, par value $0.01 10,000,000 shares
   authorized, 1 and no shares issued as of December 31,
   2000 and 1999, respectively.............................      --        --
  Common stock, $0.01 par value, 40,000,000 shares
   authorized, 22,332,950 and 17,994,900 shares issued as
   of December 31, 2000 and 1999, respectively.............      223       180
Paid in capital in excess of par value.....................   75,544    61,383
Treasury stock of 3,765,947 and 10,808 shares as of
 December 31, 2000 and 1999, respectively..................  (14,675)      (73)
Accumulated other comprehensive income.....................      (13)      --
Retained earnings..........................................   25,679     8,061
                                                            --------  --------
                                                              86,758    69,551
                                                            --------  --------
                                                            $440,111  $194,302
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                    In thousands, except for per share data

                                                        2000     1999    1998
                                                      --------  ------- -------
Revenues
  Oil, gas and related product sales................. $108,772  $47,616 $42,080
  Other income.......................................   11,276    2,430   2,948
                                                      --------  ------- -------
    Total revenues...................................  120,048   50,046  45,028
Expenses
  Operating expenses.................................   37,641   18,771  17,122
  Depletion and depreciation.........................   24,555   14,036  12,365
  Provision for doubtful accounts....................     (279)   1,350     --
  General and administrative.........................    8,276    4,163   1,430
  Interest...........................................   22,124    8,703   6,698
                                                      --------  ------- -------
    Total expenses...................................   92,317   47,023  37,615
                                                      --------  ------- -------
Income before income taxes and minority interest.....   27,731    3,023   7,413
Minority interest in net loss of MSR Exploration.....      --       141     758
                                                      --------  ------- -------
Income before income taxes...........................   27,731    3,164   8,171
Income tax expense...................................   10,113        2   3,286
                                                      --------  ------- -------
Net Income........................................... $ 17,618  $ 3,162 $ 4,885
                                                      ========  ======= =======
Basic earnings per share............................. $   0.96  $  0.24 $  0.42
                                                      ========  ======= =======
Diluted earnings per share........................... $   0.95  $  0.24 $  0.42
                                                      ========  ======= =======
Basic weighted average of shares outstanding.........   18,290   13,151  11,511
                                                      ========  ======= =======
Diluted weighted average shares outstanding..........   18,467   13,151  11,511
                                                      ========  ======= =======


   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
               In thousands, except for share and per share data

                                                      2000     1999     1998
                                                    --------  -------  -------
Preferred stock, par value $0.01, 10,000 shares
 authorized
  Balance at beginning of year..................... $    --   $   --   $   --
  Issuance of 1 share special voting preferred.....      --       --       --
                                                    --------  -------  -------
  Balance at end of year: 1 share issued at
   December 31, 2000............................... $    --   $   --   $   --
                                                    --------  -------  -------
Common stock, par value $0.01, authorized
 40,000,000 shares
  Balance at beginning of year..................... $    180  $   115  $     1
  Issuance of common stock.........................       40       51      --
  Stock dividend retroactively applied.............      --       --       102
  Merger with MSR Exploration, shares in common
   control for merger effective on March 4, 1999,
   retroactively applied...........................      --       --        12
  Common stock issued for purchase of minority
   interest........................................        3       14      --
                                                    --------  -------  -------
  Balance at end of year: 22,332,950, 17,994,900
   and 11,510,800 shares issued at December 31,
   2000, 1999 and 1998, respectively...............      223      180      115
                                                    --------  -------  -------
Paid in capital in excess of par value
  Balance at beginning of year.....................   61,383   27,574   27,851
  Acquisition of minority interest.................    2,306   10,629      --
  Acquisition of Mercury Assets....................   (4,883)     --       --
  Issuance of common stock.........................   16,779   23,806      --
  Stock registration fees..........................      (41)    (626)    (149)
  Merger with MSR Exploration, retroactively
   applied.........................................      --       --      (128)
                                                    --------  -------  -------
  Balance at end of year...........................   75,544   61,383   27,574
                                                    --------  -------  -------
Treasury stock
  Balance at beginning of year.....................      (73)     --       --
  Reacquisition of treasury stock, at cost.........  (14,602)     (73)     --
                                                    --------  -------  -------
  Balance at end of year: 3,765,947, 10,808 and 0
   shares at December 31, 2000, 1999 and 1998,
   respectively....................................  (14,675)     (73)     --
                                                    --------  -------  -------
Retained earnings
  Balance at beginning of year.....................    8,061    4,899      --
  Merger with MSR Exploration, retroactively
   applied.........................................      --       --        14
  Net income.......................................   17,618    3,162    4,885
                                                    --------  -------  -------
  Balance at end of year...........................   25,679    8,061    4,899
                                                    --------  -------  -------
Accumulated other comprehensive income
  Balance at beginning of year.....................      --       --       --
  Foreign currency translation adjustment..........      (13)     --       --
                                                    --------  -------  -------
  Balance at end of year...........................      (13)     --       --
                                                    --------  -------  -------
Total stockholders' equity......................... $ 86,758  $69,551  $32,588
                                                    ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years End December 31, 2000, 1999 and 1998
                     In thousands, except number of shares

                                                   2000       1999      1998
                                                 ---------  --------  --------
Operating activities:
  Net income.................................... $  17,618  $  3,162  $  4,885
  Charges and credits to net income not
   affecting cash
    Depletion and depreciation..................    24,555    14,036    12,365
    Deferred income taxes.......................    10,143       --      2,336
    Recognition of unearned revenues............    (6,842)     (538)   (1,342)
    Change in minority interest in subsidiary...       --       (141)     (758)
    (Income) / loss from equity affiliates......      (768)       99       --
    Amortization of deferred loan costs.........     1,071       244        66
    Provision for doubtful accounts.............       --      1,350       --
    Other.......................................      (166)      --        --
  Changes in assets and liabilities
    Accounts receivable.........................   (23,839)   (9,129)   (6,609)
    Inventory, prepaid expenses and other.......      (530)      (14)      (97)
    Accounts payable............................     4,008     1,462     4,410
    Accrued liabilities.........................    22,441      (311)    1,099
                                                 ---------  --------  --------
Net cash from operating activities..............    47,691    10,220    16,355
                                                 ---------  --------  --------
Investing activities:
  Acquisition of properties and equipment.......  (191,157)  (40,253)  (16,097)
  Acquisition of pipeline and facilities........       --     (3,199)      --
  Acquisition of investment in Terra-Hayes
   Pipeline LP..................................    (1,952)      --        --
  Acquisition of Mercury Assets, net of cash
   balances received............................    (1,398)      --        --
  Advances to equity subsidiaries-net...........    (1,285)      --        --
  Proceeds from sale of properties..............       274     1,164       --
                                                 ---------  --------  --------
Net cash used for investing activities..........  (195,518)  (42,288)  (16,097)
                                                 ---------  --------  --------
Financing activities:
  Notes payable, bank proceeds..................   250,172    35,365    10,493
  Principal payments on long-term debt..........  (112,468)  (23,342)  (10,271)
  Monetization of Section 29 tax credits........    25,000       --        --
  Payments to acquire treasury stock............       --        (73)      --
  Deferred financing and stock registration
   costs........................................    (4,601)     (800)     (829)
  Issuance of common stock......................       --     23,180       --
                                                 ---------  --------  --------
Net cash from (used for) financing activities...   158,103    34,330      (607)
                                                 ---------  --------  --------
Net increase (decrease) in cash and
 equivalents....................................    10,276     2,263      (349)
Cash and equivalents at beginning of period.....     2,557       294       643
                                                 ---------  --------  --------
Cash and equivalents at end of period........... $  12,833  $  2,557  $    294
                                                 =========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year Ended December 31, 2000

1. FORMATION OF QUICKSILVER AND NATURE OF OPERATIONS

  Quicksilver Resources Inc. (the "Company" or "Quicksilver") was formed as a Delaware Corporation in December 1997 to combine certain oil and gas properties pursuant to a merger. On January 1, 1998, Mercury Exploration Company ("Mercury"), Quicksilver Energy, L.C. ("QELC"), Michigan Gas Partners Limited Partnership ("Michigan Gas Partners"), Trust Company of the West ("TCW"), Joint Energy Development Investments Limited Partnership, and Quicksilver Resources Inc. entered into an agreement and plan of reorganization and merger to combine certain oil and gas properties owned by Mercury, QELC, and Michigan Gas Partners by causing Michigan Gas Partners to be merged with Quicksilver and by causing certain assets and liabilities of Mercury and QELC to be transferred to and assumed by Quicksilver. Quicksilver was the surviving corporation of the merger. TCW received shares of Quicksilver as conversion of debt.

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

  On March 4, 1999, Quicksilver completed a merger with MSR Exploration Ltd. The merger qualified as a tax-free exchange and was accounted for in part as a pooling of interest for entities under common control, with the minority interest accounted for under the purchase method. In connection with the merger, the Company issued 2,577,700 shares of its common stock in exchange for all of the outstanding common stock of MSR Exploration Ltd. based on a conversion ratio of 1 share (the merger exchange ratio) of the Company's common stock for ten (10) shares of MSR common stock. MSR's outstanding common stock options and warrants were converted into Quicksilver common stock options and warrants to purchase approximately 24,856 shares and 1,133,750 shares, respectively.

 Nature of Operations

  Quicksilver is an independent energy company engaged in the acquisition, development, exploration, production and sale of natural gas, natural gas liguids ("NGLs"), oil and condensate. The Company also engages in the gathering, processing and transmission of natural gas.

  The Company's results of operations are largely dependent on the difference between the prices received for its hydrocarbon products and the cost to find, develop, produce and market such resources. Hydrocarbon prices are subject to the fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the control of the Company. These factors include worldwide political instability, the foreign supply of crude oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. The Company manages a portion of the operating risk relating to hydrocarbon price volatility through hedging activities (see note 4).

2. SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The Consolidated Financial Statements include the amounts of Quicksilver Resources Inc. and subsidiaries (collectively, the "Company"). The Company accounts for investments in companies over which it exercises influence, but which it does not control on the equity method of accounting. The Company also consolidates its pro-rata share of oil and gas joint ventures. All significant inter-company transactions are eliminated.

                          QUICKSILVER RESOURCES INC.

 Use of Estimates

  The preparation of financial statements in conformity with the general accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Significant estimates underlying these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows therefrom. (See Supplementary Information beginning on page 50.)

 Cash and Cash Equivalents

  Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less.

 Accounts Receivable

  The Company's customers are large oil and natural gas purchasers. Each customer and/or counter-party of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. The Company does not require collateral, however, appropriate credit ratings are required and parental guarantees are obtained. Receivables are generally due in 30-60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established.

 Inventories

  Inventories consist of well equipment, spare parts and supplies, carried on a first in first out basis at the lower of cost or market.

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

                          QUICKSILVER RESOURCES INC.

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

  Other plant and equipment are depreciated on the straight-line basis as follows:

  Pipeline, gas processing plants and gathering systems--over fifteen to twenty years
  Other equipment--over ten years
  Building--over forty years
  Furniture and fixtures--over five to ten years

  Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed annually (unless economic events warrant more frequent reviews). In addition, a quarterly impairment analysis of aggregated properties is performed by the Company using discounted future net cash flows determined based upon current prices and costs.

 Revenue Recognition

  The Company follows the "sales method" of accounting for its oil and natural gas revenue, whereby the Company recognizes sales revenue on all oil or natural gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater that the expected remaining proved reserves. As of December 31, 2000 and 1999, the Company's aggregate oil and natural gas imbalances were not material to its consolidated financial statements.

 Major Customers

  During 2000, four purchasers accounted for approximately 26%, 19%, 14% and 10%, respectively, of the Company's total consolidated oil and gas sales. Quicksilver does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

 Environmental Compliance and Remediation

  Environmental compliance costs, including ongoing maintenance and monitoring, are expensed as incurred. Environmental remediation costs, which improve the condition of a property, are capitalized.

 Income Taxes

  Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities at rates that will be in effect in years the temporary differences are expected to reverse. Net operating carry forward and other deferred tax assets are reviewed annually for recoverability, and are recorded, net of a valuation allowance, if necessary.

                          QUICKSILVER RESOURCES INC.

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

 Hedging Transactions

  The Company hedges a portion of its natural gas and crude oil sales not sold under fixed price contracts, and a portion of its interest expense. Product sale hedges are settled monthly, and any gains or losses are recognized in revenue in the applicable month.

  The differential to be paid or received on interest rate swaps is accrued as interest rates change and recognized in interest expense over the life of the agreements. The effect of extinguishments, maturities, terminations and sales is recorded in earnings in the period the instrument terminates.

 Change in Presentation

  Certain reclassifications have been made for presentations adopted in 2000.

 Earnings per share

  Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities.

  The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income or loss per common share.

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (in thousands, except
                                                            per share data)
Net income............................................. $17,618 $ 3,162 $ 4,885
Weighted average common shares--basic..................  18,290  13,151  11,511
Effect of diluted securities:
  Stock options........................................     171     --      --
  Warrants.............................................       5     --      --
Weighted average common shares--diluted................  18,467  13,151  11,511
Net income--per share
  Basic................................................ $  0.96 $  0.24 $  0.42
  Diluted.............................................. $  0.95 $  0.24 $  0.42

  For the years ended December 31, 2000, 1999 and 1998, 24,856 shares of common stock under options were excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock price. Warrants representing 1,100,000 and 1,128,000 shares,

                          QUICKSILVER RESOURCES INC.

respectively, of common stock were also excluded from the 2000 and 1999 diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock.

 Segment Information

  The Company has reviewed the requirements under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company believes that it has one segment and its operations outside of the U.S. are insignificant.

 Recently Issued Accounting Standards

  The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (amended by SFAS No. 138). This statement, effective in 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the change in a derivative's fair value (for a cash flow hedge) is deferred in stockholders' equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedged item is recognized in income to the extent the hedge is effective. The ineffective portions of hedge returns are recognized currently in earnings.

  All derivatives within the Company have been identified as of January 1, 2001. The Company has designated, documented and assessed the hedging relationships, all of which are cash flow hedges. Adoption by the Company of this accounting standard as of January 1, 2001 resulted in the recognition of $92 million of derivative liabilities with a cumulative effect of $61 million after tax as a decrease to other comprehensive income.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", which summarized the application of accounting principles generally accepted in the United States of America for revenue recognition in financial statements. The Company does not believe the adoption of Staff Accounting Bulletin 101 has impacted its consolidated financial position or results of operations since it recognizes revenue upon completion of the earnings process. Sales from producing wells are recognized as the title passes to the purchasers.

3. SIGNIFICANT EVENTS

 Mergers and Acquisitions

  During the year 2000, Quicksilver more than doubled its revenue base primarily through acquisitions funded through additional borrowings.

 CMS Acquisition

  On March 31, 2000, the Company acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition"). The purchase price, which was finalized in November 2000, was $164 million. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells on approximately 512,000 gross (450,000 net) acres. Holditch-Reservoir Technologies Consulting Services, a Schlumberger company, estimates proved

                          QUICKSILVER RESOURCES INC.

reserves attributable to the CMS Properties include 315.1 Bcf of natural gas,
747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe, with an estimated value of approximately $184 million as of January 1, 2000. Approximately 80% of the proved reserve volumes were classified as proved developed.

  The CMS Acquisition was financed through restructuring of Quicksilver's senior bank facility, the sale of $53 million in subordinated notes, and the monetization through a major financial institution of a portion of the accompanying Internal Revenue Code Section 29 income tax credits related to the CMS Properties (see notes 9 and 10). The CMS Acquisition was accounted for under the purchase accounting method, and consists of both CMS oil and gas properties and 100% of the common stock of Terra Energy Ltd.

  The following table represents the allocation of the assets acquired and liabilities assumed, based upon their fair value on the date of the CMS Acquisition. In accordance with SFAS 109, a deferred tax liability was recognized for the differences between the allocated values and the tax bases of the acquired assets and liabilities.

   Property plant and equipment................................... $189,080,000
   Working capital................................................     (570,000)
   Deferred taxes.................................................  (24,497,000)
                                                                   ------------
     Total purchase price......................................... $164,013,000
                                                                   ============

  The following summary pro forma financial information (in thousands, except per share amounts) gives the effect of the acquisition on the Company's historical income statements as though the acquisition had occurred at the beginning of the periods presented. Adjustments were made to reflect a combined depletion rate, incremental general administrative expense and interest expense on acquisition debt. The effects of the other acquisitions in the year 2000 on the consolidated financial statements are not significant and have been excluded from the pro forma presentation.

                                                       Years Ended December 31,
                                                       -------------------------
                                                           2000         1999
                                                       ------------ ------------
   Revenues........................................... $    134,618 $    104,273
   Expenses...........................................      105,549       97,111
   Net income.........................................       18,495        5,154
   Earnings per share-
     Basic............................................ $       1.01 $       0.39
     Diluted.......................................... $       1.00 $       0.39

 Mercury Acquisition

  Effective July 31, 2000, Quicksilver purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company from, Mercury Exploration Company ("Mercury"), a related party (see note 15 Related Party Transactions), for $18 million. An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price, and the non-related party members of the Board of Directors approved the purchase. The acquisition was financed through assumption of existing debt of $6.1 million, application of an account receivable of $7.4 million, a note of $3.2 million and accounts payable of $1.3 million. The transaction was accounted for as an acquisition of companies under common control. As a result, all assets and liabilities acquired were recorded at Mercury's historical book value. The excess of purchase price over book value was accounted for as a reduction of paid in capital.

                          QUICKSILVER RESOURCES INC.

  The assets purchased included all of the capital stock of Mercury Michigan, Inc. ("MMI"), 65% of the capital stock of Mechanical Technology Services, LLC ("MTS"), and gas and oil properties located in Indiana and Kentucky (See Dominion Indiana Acquisition below.) MMI is a gas processing company, which gathers and processes approximately 75 million cubic feet of natural gas per day, and which owns fifty percent each of Beaver Creek Pipeline, LLC and Cinnabar Energy Services & Trading, LLC. Quicksilver now owns 100% of Beaver Creek and Cinnabar. MTS sells, installs, repairs, and maintains compression for the natural gas industry.

 Dominion Indiana Acquisition

  On September 26, 2000, Quicksilver purchased substantially all of the interests in producing gas wells, related gathering and transmission systems and fifty percent in undeveloped leasehold acres owned by Dominion Reserves-Indiana, Inc. for $2.2 million. The remaining interests in these properties were acquired by Quicksilver from Mercury effective July 1, 2000.

 MGV Energy Inc. Minority Interest Acquisition

  On December 22, 2000, Quicksilver acquired the remaining minority interest in its Canadian subsidiary, MGV Energy Inc., headquartered in Calgary, Alberta. Quicksilver's initial 89.5% interest in MGV was acquired on August 26, 1999. In exchange for their 10.5% interest, the minority shareholders of MGV received the equivalent of 283,669 shares of Quicksilver common stock in the form of MGV exchangeable shares valued at $2,309,000, which was allocated to the assets acquired and liabilities assumed based upon their fair value.

4. FINANCIAL INSTRUMENTS

  The Company has established policies and procedures for managing risk within its organization, including internal controls. The level of risk assumed by the Company is based on its objectives and capacity to manage risk.

  Quicksilver's primary risk exposure is related to natural gas commodity prices. The Company has mitigated the downside risk of adverse price movements through the use of swaps, futures and forward contracts; however, it has also limited future gains from favorable movements.

 Commodity Price Risk

  The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. Quicksilver sells approximately 35,000 Mcf/day of natural gas under long-term fixed price contracts at $2.48/Mcf through March 2009. Approximatley 25% of all volumes sold under long-term contracts are third-party volumes controlled by the Company. Approximately 38,243 Mcf/day of its equity natural gas are hedged using fixed price swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues.

  Commodity price fluctuations affect the remaining natural gas volumes as well as the Company's crude oil and NGL volumes. Up to 4,500 Mcf/day of natural gas is commited at market price through May 2004. Additional gas volumes of 16,500 Mcf/day are committed at market price through September 2008. A portion of the natural gas volumes sold under these contracts are third-party volumes controlled by Quicksilver.

  Utilization of the Company's hedging program may result in natural gas and crude oil realized prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a

                          QUICKSILVER RESOURCES INC.

result of the hedging programs, revenues in 2000 and 1999 were $22,474,000 and $1,021,000, respectively, lower than if the hedging program had not been in effect.

  The following table summarizes the Company's open positions as of December 31, 2000 related to equity natural gas production. Based on the financial fixed price hedge positions, for each $1.00 per Mcf increase in the price of natural gas the Company's annualized revenue would increase by approximately $17,762,000, of which $13,959,000 would be reduced due to the existing hedges.

                          Contract                   Weighted Ave
Product      Type       Time Period      Volume      Price per Mcf   Fair Value
-------   -----------   ------------   -----------   -------------   ----------
Gas       Fixed Price   Jan-Apr 2004    7,500 Mcfd       $2.40        $(19,244)
Gas       Fixed Price   Jan-Oct 2004      604 Mcfd       $2.14        $ (1,918)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,532)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,637)
Gas       Fixed Price   Jan-Apr 2005   10,000 Mcfd       $2.79        $(23,637)

  Fair values were determined based on current market prices at December 31, 2000, as quoted by recognized dealers without regard to market liquidity. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the natural gas commodity markets.

  The Company has an interest rate swap agreement covering $25 million of its debt through June 17, 2002 that converts the debt floating LIBOR base rate to a 6.86% fixed rate. The fair value of this swap was a loss of $414,738 as of December 29, 2000. On October 2, 2000, the Company entered into an additional interest rate swap agreement covering $50 million of its variable rate debt through March 31, 2003, which converts the debt floating LIBOR base rate to a 6.78% fixed rate. The fair value of this swap was a loss of $1,028,536 as of December 29, 2000. Interest expense for the year ended December 31, 2000 was $177,532 lower as a result of interest rate swaps. If interest rates on the Company's remaining variable debt increase or decrease by one percentage point, the Company's annual pretax income would decrease or increase by $1,050,000.

 Credit Risk

  Credit risk is the risk of loss as a result of non-performance by counterparties of their contractual obligations. The Company sells its oil and gas production directly under long-term contracts and through Cinnabar Energy Services & Trading, LLC, a wholly owned subsidiary, to creditworthy counterparties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. In this manner, Quicksilver reduces such credit risk.

 Performance Risk

  Performance risk results when a financial counter-party fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. The Company manages performance risk through management of credit risk. Each customer and/or counter-party of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter.

 Foreign Currency Risk

  The Company's Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, the Company is exposed to foreign currency exchange rate risk.

                          QUICKSILVER RESOURCES INC.

5. ACCOUNTS RECEIVABLE

  On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management determined that a portion of the approximately $2,450,000 account receivable associated with the purchaser was uncollectable; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter of 1999. All contracts with that purchaser were terminated, and the gas was recontracted with a creditworthy purchaser. The Company recovered $1,629,000 during 2000, and as a result, $279,000 was recorded in the current year as recovery of the provision for doubtful accounts.

6. PROPERTIES, PLANT, AND EQUIPMENT

  Capitalized costs are shown below in thousands.

                                                            As of December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
   Proved oil and gas properties........................... $ 430,507  $223,746
   Unproved oil and gas interests..........................     6,243     4,926
   Accumulated depletion...................................   (87,471)  (65,075)
                                                            ---------  --------
                                                            $ 349,279  $163,597
   Other equipment.........................................    31,425    11,757
   Accumulated depreciation................................    (6,605)   (4,554)
                                                            ---------  --------
                                                            $ 374,099  $170,800
                                                            =========  ========

  Under full cost accounting, the Company has excluded certain unevaluated costs from the depletion base pending determination of whether proved reserves have been discovered or impairment has occurred. These costs of unproved oil and gas interests are transferred into a depletion base on an ongoing basis as projects are evaluated and proved reserves established or impairment determined. Pending determination of proved reserves attributed to the unproved costs, the Company can not assess the future impact on the depletion rate.

  Depletion per Mcfe was $0.69, $0.63 and $0.62 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. OTHER ASSETS

  Other assets, in thousands, consist of:

                                                                As of December
                                                                     31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Deferred loan costs......................................... $ 6,068  $1,510
   Less accumulated amortization...............................  (1,378)   (307)
                                                                -------  ------
     Net deferred loan costs...................................   4,690   1,203
   Other.......................................................   1,303     307
                                                                -------  ------
                                                                $ 5,993  $1,510
                                                                =======  ======

  Costs related to the acquisition of debt are deferred and amortized on a straight line basis over the term of the debt.

                          QUICKSILVER RESOURCES INC.

8. ACCRUED LIABILITIES

  Accrued liabilities include the following, in thousands:

                                                                 As of December
                                                                      31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Accrued product purchases.................................... $14,417 $  --
   Interest owners payable......................................   4,281    --
   Interest payable.............................................   3,997    513
   Accrued operating expenses...................................   3,180  1,092
   Mercury payable..............................................   1,773    --
   Environmental liabilities....................................     845  1,000
   Other........................................................   1,085    442
                                                                 ------- ------
                                                                 $29,578 $3,047
                                                                 ======= ======

9. NOTES PAYABLE AND LONG-TERM DEBT

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             ---------  -------
   Long-term debt, in thousands, consists of:
     Notes payable to banks................................. $ 180,000  $94,850
     Subordinated notes payable.............................    53,000      --
     Various loans..........................................    11,135    2,236
                                                             ---------  -------
                                                               244,135   97,086
   Less current maturities..................................    (4,149)  (2,134)
                                                             ---------  -------
                                                             $ 239,986  $94,952
                                                             =========  =======

  Maturities are as follows, in thousands of dollars:

   Years Ending
   ------------
   2001............................................................... $   4,149
   2002...............................................................     1,941
   2003...............................................................   181,956
   2004...............................................................     1,279
   2005...............................................................       970
   Thereafter.........................................................    53,840
                                                                       ---------
                                                                       $ 244,135
                                                                       =========

  As part of the acquisition of the CMS Properties and Terra Energy Ltd., on March 31, 2000, the Company amended the agreement setting forth the terms of its credit facility ("Credit Facility"). The Credit Facility is a three-year revolving credit facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. The Borrowing base is $210 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. The next scheduled re-determination date will be as of April 2, 2001, based on December 31, 2000 assets and proved reserves. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in

                          QUICKSILVER RESOURCES INC.

whole or in part at any time in certain minimum amounts. As of year-end, the Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.875% or bank prime. At December
31, 2000, the Company's interest rate was 8.635% through April 2, 2001 on $180 million. The collateral for the Credit Facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements prohibit the declaration or payment of dividends by the Company and contain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. At December 31, 2000, the Company had $29,850,000 available under the Credit Facility, which terminates March 31, 2003.

  The Company also sold $43 million of 14.75% Second Mortgage Notes ("Subordinated Notes") on March 31, 2000 and an additional $10 million on April 24, 2000. The Company may not prepay the Subordinated Notes in whole or any part until after March 28, 2003. Prepayments will require a premium payment ranging from 3% to 6%. Quarterly interest payments to the note holders may be paid in kind with respect to all or any portion of interest in excess of 10% by issuing additional notes. The Subordinated Notes contain restrictive covenants, which, among other things, require maintenance of working capital, collateral coverage ratio and an earnings ratio before interest, taxes, depreciation and amortization and costs associated with seismic geological and geological services in connection and attributable to oil and gas exploration ("EBITDAX"). The Company is currently in compliance with such restrictions. The Subordinated Notes are due on March 30, 2009, with quarterly principal payments starting on June 28, 2006.

  As a part of the Mercury Acquisition, the Company purchased the outstanding stock of Mercury Michigan Inc., which had a note payable to a bank. The balance of this note was $3,299,999 as of December 31, 2000 and the interest rate was 9.75% with monthly payments of $85,000 together with interest through April 2004. The Company also assumed a Mercury Exploration Company note payable to Falcon Seaboard. The balance of this note was $2,225,140 as of December 31, 2000. Quicksilver incurred $3,200,000 in debt to Mercury Exploration Company as part of the total acquisition. This note has an interest rate of 9% with quarterly payments of $160,000 together with interest through December 2005.

  MGV Energy Inc. has US $2,307,074 in debt as of December 31, 2000, that is related to the August 1999 acquisition of the Monogram Unit, a Canadian property. The interest rate is 0.75% over Canadian Imperial Bank of Commerce ("CIBC") prime. CIBC's prime was 7.5%, as of December 31, 2000.

  As of December 31, 2000, the historical cost of the Company's fixed-rate debt approximates fair value.

10. UNEARNED REVENUE

  Certain properties of the Company carry Internal Revenue Code Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production.

  On March 31, 2000, the Company conveyed, to a bank, Section 29 tax credits for 99.5% of the interests acquired from CMS and the Terra interests in Devonian production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and were recorded as unearned revenue. Revenue is recognized as reserves are produced. The purchase and sale agreement and ancillary agreements with the bank include a production payment in favor of Quicksilver burdening future production on the properties. As of December 31, 2000, the $25 million liability had decreased to $18,157,766. Revenue of $6,842,234 was recognized in 2000 in other income.

  During 1997, other tax credits were conveyed through the sale of certain working interests to a bank. As of December 31, 2000, a balance of $800,000 in unearned revenues existed as a result of the cash consideration

                          QUICKSILVER RESOURCES INC.

received in excess of the tax benefit earned. The balance of $800,000 will remain unearned until the tax benefits of Internal Revenue Code Section 29 expire at December 31, 2002.

11. COMMITMENTS AND CONTINGENCIES

  The Company leases office buildings and other property under operating leases. Future minimum lease payments, in thousands, for operating leases with initial non-cancelable lease terms in excess of one year as of December 31, 2000, were as follows:

   2001................................................................. $  612
   2002.................................................................    508
   2003.................................................................    532
   2004.................................................................    545
   2005.................................................................    550
   Thereafter...........................................................  1,701
                                                                         ------
   Total lease commitments.............................................. $4,448
                                                                         ======

  As of December 31, 2000, the Company had approximately $589,000 in letters of credit outstanding related to various state and federal bonding requirements.

  The Company is subject to various possible contigencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

  The Company and its subsidiaries are involved in various lawsuits, claims and regulatory proceedings incidental to their business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

12. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000, 1999, and 1998 are as follows, in thousands:

                                                         2000    1999    1998
                                                        ------- ------- -------
   Deferred tax assets
     Tax credit sale and unearned income............... $27,925 $ 3,709 $ 3,811
     Net operating loss carry-forwards.................   4,381   4,171   2,500
     Other carryforwards...............................     538   1,556     --
                                                        ------- ------- -------
       Total deferred tax assets.......................  32,844   9,436   6,311
   Deferred tax liabilities
     Properties, plant, and equipment..................  80,592  24,524  18,264
                                                        ------- ------- -------
       Net deferred tax liabilities.................... $47,748 $15,088 $11,953
                                                        ======= ======= =======

                          QUICKSILVER RESOURCES INC.

  The provisions for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows, in thousands:

                                                          2000    1999    1998
                                                         -------  -----  ------
   Current federal income tax expense (benefit):........ $   (33) $(934) $  950
     Foreign............................................       3    --      --
                                                         -------  -----  ------
     Total current income tax expense...................     (30)  (934)    950
                                                         -------  -----  ------
     Deferred federal income tax expense................  10,082    936   2,336
     Foreign............................................      61    --      --
                                                         -------  -----  ------
     Total deferred income tax expense..................  10,143    936   2,336
                                                         -------  -----  ------
       Total............................................ $10,113  $   2  $3,286
                                                         =======  =====  ======

  A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                         2000     1999    1998
                                                         -----   ------   -----
   U.S. federal statutory tax rate...................... 35.00 %  34.00 % 34.00%
   Change in net operating loss carry-forwards.......... (0.12)% (33.49)%  6.20%
   Permanent differences................................ (0.18)%  (0.51)%   --
   Other................................................  1.77 %    --      --
                                                         -----   ------   -----
   Effective income tax rate............................ 36.47 %   0.00%  40.20%
                                                         =====   ======   =====

  Included in deferred tax assets are net operating losses of approximately $12.5 million that are available for carryover beginning in the year 2001 to reduce future U.S. taxable income. The net operating losses will begin to expire in 2001. These net operating losses have not been reduced by a valuation allowance, because management believes that future taxable income will more likely than not be sufficient to utilize substantially all of its tax carryforwards prior to their expirations. However, under Internal Revenue Code Section 382, a change of ownership was deemed to have occurred for MSR in 1998. Due to the limitations imposed by Section 382, a portion of MSR's net operating losses could not be utilized and are not included in deferred tax assets.

13. STOCKHOLDERS' EQUITY

  The Company is authorized to issue 40 million shares of common stock with a par value per share of one cent ($0.01) and 10 million shares of preferred stock with a par value per share of one cent ($0.01). At December 31, 2000, the Company had 18,567,010 shares of common stock outstanding (including 283,669 shares issuable in respect of the MGV exchangeable shares) and one share of special voting preferred stock outstanding.

  Prior to completion of the CMS Acquisition, the Company issued 3,650,000 shares of its common stock to CMS. Those shares were held in escrow and upon the closing of the acquisition were returned to the Company and are included in treasury stock.

  In connection with the Company's acquisition of properties from Unocal Corporation's Spirit Energy 76 Unit in May of 1999, 404,381 contingently issuable unregistered shares of common stock were held in escrow. The Company released 93,773 and 205,469 shares in the second and third quarters of 2000, respectively. Shares totaling 105,139 were returned to the Company in the third quarter of 2000 and are included in treasury stock.

  As part of the MGV minority interest acquisition, all issued and outstanding shares of MGV capital stock, other than those held by Quicksilver, were converted into MGV exchangeable shares. The MGV exchangeable

                          QUICKSILVER RESOURCES INC.

shares are non-voting shares of MGV's capital stock exchangeable for 283,669 shares of Quicksilver common shares, which exchange can occur as a result of
(i) liquidation of MGV; (ii) exercise of a redemption right by an MGV shareholder requiring MGV to purchase exchangeable shares; or (iii) exercise of an exchange put right by an MGV shareholder requiring Quicksilver to purchase the exchangeable shares. Any MGV exchangeable shares still outstanding on December 31, 2005 will be treated as having been the subject of an exercise of an exchange put right on that date. Upon exchange, the holder of exchangeable shares is entitled to receive one share of Quicksilver common stock and the full amount of all cash dividends declared on a share of Quicksilver common stock from the date of issuance of the exchangeable share to the date of exchange. In order to provide voting rights to holders of MGV exchangeable shares equivalent to the voting rights of the Quicksilver common shares, Quicksilver created, on December 15, 2000, a series of its preferred stock designated as Special Voting Stock. Quicksilver issued a single share of Special Voting Stock to an appointee.

  During November 1999, the Company completed the sale of 5,100,000 shares of its common stock at $5 per share. As a result of the sale, the Darden Family interest ("Controlling Shareholders") in Quicksilver decreased from 75.3% to 54.3%.

  The Company has warrants outstanding to sell 550,000 shares of common stock at $12.50 per share, 550,000 shares at $20 per share, and 5,750 shares at $0.10 per share (exercisable only after the closing price of the Company's common stock reaches $10 per share). These warrants were issued in connection with the formation of the Company.

 Stock Option Plan

  On October 4, 1999, the Board of Directors adopted the Company's 1999 Stock Option and Stock Retention Plan, which was approved at the annual stockholders' meeting held in June 2000. There are 1.3 million shares of common stock reserved under the plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards.

  Under terms of the Plan, options may be granted to officers and employees at an exercise price that is not less than 100% of the fair market value on the date of grant, which are exercisable in whole or part by the optionee after at least one year of continuous service from the date of grant. Incentive stock options and non-qualified options may not be exercised more than ten years from date of grant. A summary of stock option transactions under the 1999 Plan, including options for 24,856 shares of the Company's common stock resulting from a conversion of outstanding MSR Exploration Ltd. options in March of 1999, is as follows:

                                   2000                  1999                  1998
                          ---------------------- --------------------- ---------------------
                                     Weighted              Weighted              Weighted
                                     Average               Average               Average
                          Shares  Exercise Price Shares Exercise Price Shares Exercise Price
                          ------- -------------- ------ -------------- ------ --------------
Outstanding at beginning
 of year................   24,856     $8.75      24,856     $8.75      24,856     $8.75
  Granted...............  804,203      5.16         --        --          --        --
  Exercised.............      --        --          --        --          --        --
  Forfeited.............   27,000      3.69         --        --          --        --
                          -------     -----      ------     -----      ------     -----
Outstanding at end of
 year...................  802,059     $4.78      24,856     $8.75      24,856     $8.75
                          =======     =====      ======     =====      ======     =====
Exercisable at end of
 year...................   24,856     $8.75      24,856     $8.75      24,856     $8.75
                          =======     =====      ======     =====      ======     =====
Weighted average fair
 value of options
 granted................              $2.13                   NA                    NA
                                      =====                 =====                 =====

                          QUICKSILVER RESOURCES INC.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           2000
                                                                           ----
   Risk-free interest rate................................................  5.7%
   Expected life (in years)...............................................  2.5
   Expected volatility.................................................... 60.8%
   Dividend yield.........................................................  --

  The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

                                                                   2000
                                                           ---------------------
                                                           As Reported Pro Forma
                                                           ----------- ---------
   Net income.............................................   $17,618    $17,188
   Basic net income per share.............................      0.96       0.94
   Diluted net income per share...........................      0.95       0.93

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The following table summarizes information about stock options outstanding at December 31, 2000.

                         Options Outstanding                Options Exercisable
             ------------------------------------------- --------------------------
 Range of      Number    Weighted Average    Weighted      Number       Weighted
Exercisable  Outstanding    Remaining        Average     Exercisable    Average
  Prices     at 12/31/00 Contractual Life Exercise Price at 12/31/00 Exercise Price
-----------  ----------- ---------------- -------------- ----------- --------------
$3 -$4         432,203      4.1 years         $3.69           --         $ --
 7 -  8        345,000      4.5 years          7.12           --           --
 8 -  9         24,856      1.1 years          8.75        24,856         8.75
               -------      ---------         -----        ------        -----
               802,059      4.2 years         $5.33        24,856        $8.75
               =======      =========         =====        ======        =====

14. OTHER INCOME

  Other income, in thousands, consists of the following:

                                                         For the Years Ended
                                                             December 31,
                                                        -----------------------
                                                          2000    1999    1998
                                                        -------- ------  ------
Section 29 Tax Credit income........................... $  8,273 $1,280  $1,546
Transportation income..................................      974    793   1,363
Income (loss) from equity affiliates...................      768    (99)    --
Marketing income.......................................      598    224     --
Interest income........................................      382     43      71
Other-net..............................................      281    189     (32)
                                                        -------- ------  ------
                                                        $ 11,276 $2,430  $2,948
                                                        ======== ======  ======

                          QUICKSILVER RESOURCES INC.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid (received) for interest and income taxes is as follows, in thousands:

                                                           For the Years Ended
                                                              December 31,
                                                          ----------------------
                                                           2000     1999   1998
                                                          -------  ------ ------
   Interest.............................................. $18,670  $8,190 $5,617
   Income taxes.......................................... $  (663) $  306 $  600

  Other non-cash transactions are as follows, in thousands:

                                                              For the Years
                                                              Ended December
                                                                   31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
   Common stock used in acquisitions:
     283,669 shares used for minority interest of MGV
      Energy, Inc........................................... $  2,309  $   --
     404,381 shares used for Unocal properties.............. $  2,221  $   --
     3,650,000 shares used for CMS Acquisition.............. $ 14,600  $   --
     1,377,000 shares used for minority interest of MSR..... $    --   $10,327
   Treasury stock reacquired:
     105,139 shares from Unocal Acquisition................. $     (1) $   --
     3,650,000 shares from CMS Acquisition.................. $(14,600) $   --

16. RELATED PARTY TRANSACTIONS

  As of December 31, 2000, the Darden Family has 52% beneficial ownership in Quicksilver including shares owned directly, and shares owned by Mercury Exploration Company, and Quicksilver Energy L.C., companies that are owned by the Darden's. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

  Mercury previously performed certain accounting, treasury, and administrative services and operated the oil and gas properties of the Company under service agreements. On April 1, 2000, Quicksilver began performing its own accounting, treasury and administration, and on July 1, 2000, Quicksilver began operating its own properties. Employees previously performing these functions were transferred from Mercury to Quicksilver.

  Effective July 1, 2000, Quicksilver purchased substantially all of the natural gas producing, gathering, transmission, compression and marketing assets of, and 65% of Mechanical Technology Services, LLC, a gas compression company from, Mercury for $18 million. An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price and the non-related party members of the Board of Directors approved the purchase.

  These acquisitions, combined with the transfer of administrative and operational functions from Mercury to Quicksilver, reduces Quicksilver's related party transactions with the Dardens to rent on its headquarters building in Fort Worth and the combined ownership of Mechanical Technologies. Mercury was paid $1,969,000 during 2000 and $2,592,000 in 1999 for all services. At December 31, 2000, Quicksilver owed Mercury $1,773,000 of accounts payable and a $3,200,000 note payable.

                          QUICKSILVER RESOURCES INC.

17. SUPPLEMENTAL INFORMATION (UNAUDITED)

Selected Quarterly Data

                                              Mar 31   Jun 30  Sep 30  Dec 31
                                              -------  ------- ------- -------
                                              (In thousands, except per share
                                                           data)
2000
Operating revenues........................... $15,979  $31,736 $30,986 $41,347
Income before taxes..........................   1,974    6,066   7,133  12,558
Net income...................................   1,269    3,778   4,767   7,804
Basic net income per share...................    0.07     0.21    0.26    0.43
Diluted net income per share.................    0.07     0.21    0.26    0.42

1999
Operating revenues........................... $ 8,790  $11,606 $14,233 $15,417
Income (loss) before income taxes and
 minority interest...........................    (876)     339   1,524   2,036
Net income (loss)............................    (485)     224   1,011   2,412
Basic and diluted net income (loss) per
 share.......................................   (0.04)    0.02    0.08    0.18

1998
Operating revenues........................... $11,629  $11,440 $11,622 $10,337
Income before income taxes and minority
 interest....................................   1,906    1,817   2,246   1,390
Net income...................................   1,296    1,290   1,958     341
Basic and diluted net income per share.......    0.11     0.11    0.17    0.13

 Supplemental Information for Oil and Gas Producing Activities

  Holditch-Reservoir Technologies Consulting Services, independent petroleum engineers, prepared natural gas, oil and NGL reserve estimates as of December 31, 2000. The reserves were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions. Oil and natural gas prices in effect as of the reserve report date were used without any escalation except in those instances where the sale is covered by contract, in which case the applicable contract prices included fixed and determinable escalations were used for the duration of the contract, and thereafter the year-end price was used (See "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves" below for a discussion of the effect of the different prices on reserve quantities and values.) Operating cost, production and ad valorem taxes and future development costs were based on current costs with no escalation.

  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserves are primarily located in the United States. Canadian reserves are immaterial.

                          QUICKSILVER RESOURCES INC.

 Estimated Reserves

  Changes in the estimated net quantities of crude oil and natural gas reserves, which are primarily located in the continental United States (Canadian reserves are immaterial) are as follows:

Reserve Quantities

                              RESERVE ROLLFORWARD

                                                        For the Years Ended
                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Natural gas (Mmcf)
  Beginning of year.................................. 192,963  147,226  132,063
  Revisions of previous estimates....................  14,434   17,381       --
  Extensions and discoveries.........................  17,923      --    29,683
  Purchases of reserves-in-place..................... 372,149   44,287      --
  Sales of reserves-in-place.........................     --        (5)     --
  Production......................................... (26,655) (15,926) (14,520)
                                                      -------  -------  -------
    Total proved, end of year........................ 570,814  192,963  147,226
                                                      =======  =======  =======
    Proved developed reserves........................ 444,865  135,327  118,295
                                                      =======  =======  =======
Crude oil (Mbbl)
  Beginning of year..................................  15,281   17,983   24,536
  Revisions of previous estimates....................    (787)  (4,646)  (5,886)
  Purchases of reserves-in-place.....................   1,397    2,673      --
  Sales of reserves-in-place.........................     --        (5)     --
  Production.........................................  (1,035)    (724)    (667)
                                                      -------  -------  -------
    Total proved, end of year........................  14,856   15,281   17,983
                                                      =======  =======  =======
    Proved developed reserves........................   9,391    9,954    9,829
                                                      =======  =======  =======
Natural gas liquids (Mbbl)
  Beginning of year..................................     845      996    1,128
  Revisions of previous estimates....................     555     (168)     --
  Purchases of reserves-in-place.....................     296      146      --
  Production.........................................    (161)    (129)    (132)
                                                      -------  -------  -------
    Total proved, end of year........................   1,535      845      996
                                                      =======  =======  =======
    Proved developed reserves........................     813      838      908
                                                      =======  =======  =======
Proved reserves equivalent end of year (Mmcfe):
  Natural gas........................................ 570,814  192,963  147,226
  Crude oil..........................................  89,136   91,686  107,898
  Natural gas liquids................................   9,210    5,070    5,976
                                                      -------  -------  -------
    Total proved..................................... 669,160  289,719  261,100
                                                      =======  =======  =======
    Total proved developed........................... 506,089  200,079  182,717
                                                      =======  =======  =======

                          QUICKSILVER RESOURCES INC.

 Standardized Measure

  The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measure") does not purport to present the fair market value of the Company's oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

  Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed price contracts, to the estimated future production of the year-end proved reserves. The product prices used in calculating these reserves were $8.12, $3.15 and $2.33 per Mcfe for 2000, 1999 and 1998, respectively. These prices have varied widely and have a significant impact on both the quantities and value of the proven reserves as the reduced price causes wells to reach the end of their economic life much sooner and also makes certain proved undeveloped locations uneconomical, both of which reduce the reserves. These prices were adjusted by field to arrive at the appropriate corporate net price.

  Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and natural gas properties. Tax credits and net operating loss carryforwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at Standardized Measure. The table below is in thousands:

                                                  2000       1999      1998
                                               ----------  --------  --------
Future cash flows............................. $5,434,874  $913,485  $607,336
Future production and development costs....... (1,408,337) (462,822) (331,599)
Future income tax expense..................... (1,323,341) (104,715)  (55,106)
                                               ----------  --------  --------
Future net cash flows.........................  2,703,196   345,948   220,631
10% annual discount for estimated timing of
 cash flows................................... (1,633,904) (141,899)  (92,212)
                                               ----------  --------  --------
Standardized measure of discounted future net
 cash flows................................... $1,069,292  $204,049  $128,419
                                               ==========  ========  ========

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                   2000       1999      1998
                                                 ---------  --------  --------
Net changes in price and production costs....... $ 468,720  $ 72,641  $  3,199
Development costs incurred......................    20,078     9,486     8,283
Revision of estimates...........................    62,462   (17,089)  (21,708)
Changes in estimated future development costs...   (25,307)   (7,196)  (13,763)
Purchase and sale of reserves, net..............   828,327    61,919     1,715
Extensions, discoveries and improved recover....    40,404       --     18,246
Net change in income taxes......................  (464,565)  (26,829)   (7,871)
Sales of oil and gas net of production costs....   (71,560)  (26,571)  (24,346)
Accretion of discount...........................    20,405    12,842    14,765
Other...........................................   (13,721)   (3,573)    2,254
                                                 ---------  --------  --------
Net increase (decrease)......................... $ 865,243  $ 75,630  $(19,226)
                                                 =========  ========  ========

                          QUICKSILVER RESOURCES INC.

  Capitalized cost for oil and gas properties at December 31, 2000 and 1999, in thousands:

                                                               2000      1999
                                                             --------  --------
   Proved oil and gas properties............................ $430,507  $223,746
   Unproved oil and gas interests...........................    6,243     4,926
   Accumulated depletion and depreciation...................  (87,471)  (65,075)
                                                             --------  --------
                                                              349,279  $163,597
                                                             ========  ========

  Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended December 31, 2000, 1999 and 1998, in thousands:

                                                         200     1999    1998
                                                       -------- ------- -------
   Acquisition of properties.......................... $167,855 $40,272 $ 1,715
   Development costs..................................   20,078   9,486   8,283
   Exploration costs..................................      360     --    1,095
                                                       -------- ------- -------
     Total............................................ $188,293 $49,758 $11,093
                                                       ======== ======= =======

  Results of operations from producing activities, for the years ended December 31, 2000, 1999 and 1998, in thousands:

                                                         2000    1999    1998
                                                       -------- ------- -------
   Oil and gas sales.................................. $108,772 $47,616 $42,080
   Operating expense..................................   37,212  18,771  17,122
   Depletion expense..................................   22,985  13,315  12,198
                                                       -------- ------- -------
                                                         48,575  15,530  12,760
                                                       -------- ------- -------
   Income tax expense.................................   17,108   5,280   4,130
                                                       -------- ------- -------
   Results of operations from producing activities
    (excluding corporate overhead and interests
    costs)............................................ $ 31,467 $10,250 $ 8,630
                                                       ======== ======= =======

ITEM 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information set forth under Item 1--Election of Directors, in the Company's proxy statement, for the annual meeting of stockholder's to be held June 5, 2001 (the "Proxy Statement"), is incorporated herein by reference.

  The following information is provided with respect to the executive officers of the Company.

Name                     Age Position (s) Held With Quicksilver
----                     --- ----------------------------------
Thomas F. Darden........  47 Chairman of the Board
Glenn Darden............  45 President, Chief Executive Officer and Director
Bill M. Lamkin..........  55 Executive Vice President and Chief Financial Officer
Jeff Cook...............  44 Senior Vice President--Operations
Houston Kauffman........  46 Vice President--Manager of Acquisitions, Divestitures & Trades
Robert N. Wagner........  37 Vice President--Engineering
Anne Darden Self........  43 Vice President--Human Resources
Fred van Naerssen.......  59 Vice President and Chief Accounting Officer
D. Wayne Blair..........  44 Vice President and Controller
MarLu Hiller............  38 Treasurer

  The following biographies describe the business experience of our executive officers.

  THOMAS F. DARDEN has served on the Company's Board of Directors since December 1997. Previously, he served as President of Mercury. While he was President of Mercury, Mercury developed and acquired interests in over 1,200 producing wells in Michigan, Indiana, Kentucky, Wyoming, Montana, New Mexico and Texas. A graduate of Tulane University with a BA in Economics in 1975, Mr. Darden was employed by Mercury or its parent corporation, Mercury Production Company, for 22 years. He became a director and the President of MSR on March 7, 1997. On January 1, 1998, he was named Chairman of the Board and Chief Executive Officer of MSR. Mr. Darden became one of the Company's directors and its President upon Quicksilver's formation in December 1997 and was elected Chairman of the Board and Chief Executive Officer on March 4, 1999. Mr. Darden became Chairman of the Board of the Company exclusively in November 1999.

  GLENN DARDEN has served on the Company's Board of Directors since December 1997. Prior to that time, he served with Mercury for 18 years, and for the last five of those 18 years was the Executive Vice President of Mercury. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Corporation. He graduated from Tulane University in 1979 with a BA in Earth Sciences. Mr. Darden became director and Vice President of MSR on March 7, 1997, and was named President and Chief Operating Officer of MSR on January 1, 1998. Mr. Darden served as Quicksilver's Vice President until he was elected President and Chief Operating Officer on March 4, 1999. He became the Chief Executive Officer of the Company in Novermber 1999.

  BILL M. LAMKIN is a Certified Management Accountant and a Certified Cash Manager with over 20 years of experience in the oil and gas industry. He graduated from Texas Wesleyan University with a BBA in Accounting in 1968. He served as Controller/Chief Financial Officer at Whittaker Corporation and Sargeant Industries, Inc. between 1970 and 1978. He worked as Treasurer, Controller, and Director of Financial Services at Union Pacific Resources until he became the Company's Executive Vice President and Chief Financial Officer when he joined the Company in June 1999.

  JEFF COOK became the Company's Senior Vice President-Operations in July 2000. From 1979 to 1981, he held the position of operations supervisor with Western Company of North America. In 1981, he became a district production superintendent for Mercury Exploration Company and became Vice President of Operations in 1991 and Executive Vice President in 1998 before joining Quicksilver. Mr. Cook graduated from Texas Christian University with a BA in Business Administration in 1979.

  HOUSTON KAUFFMAN is a professional landman having graduated from the University of Texas in 1978 with a degree in petroleum land management. From 1979 to 1991, he held various staff and supervisory positions with Amoco Production Company. After receiving his master's degree in business administration from Houston Baptist University in 1991, he was a land manager and ultimately land acquisition and divestment manager with CNG Producing Company. He became manager of business development for Mercury Exploration Company in 1995, and became Quicksilver's manager of acquisitions, divestments and trades at Quicksilver's inception in December 1997. On March 4, 1999, Mr. Kauffman was elected Vice President Manager of Acquisitions, Divestitures & Trades, of Quicksilver.

  ROBERT N. WAGNER has served as the Company's Vice President-Engineering since July 1999. From January 1999 to July 1999, he was the Company's manager of eastern region field operations. From November 1995 to January 1999, Mr. Wagner held the position of district engineer with Mercury. Prior to 1995, Mr. Wagner was with Mesa, Inc. for over 8 years and served as both drilling engineer and production engineer. Mr. Wagner received a BS in Petroleum Engineering from the Colorado School of Mines in Golden, Colorado in 1986.

  ANNE DARDEN SELF became Quicksilver's Vice President-Human Resources in November 2000. She previous held the position of Senior Vice President of Human Resources for Mercury Exploration Company, where she had worked since 1992. From 1988 to 1991, she was with BancPLUS Savings as Vice President of Human Resources. She worked from 1987 to 1988 as an Account Executive for NW Ayer Advertising Agency. Prior to 1987, she spent several years in real estate management. She attended Sweet Briar College and graduated from the University of Texas in Austin in 1980 with a BA in history. Ms. Self was elected as one of the Company's directors in September 1999.

  FRED VAN NAERSSEN is a Certified Public Accountant with over 30 years experience in public and industry accounting. He was with PricewaterhouseCoopers for seven years before joining Union Pacific Corporation in 1973. At Union Pacific he served in various capacities in the financial field, including 13 years at Union Pacific Resources. Mr. van Naerssen joined the Company in July 1999 after retiring from Union Pacific Corporation.

  D. WAYNE BLAIR is a Certified Public Accountant with over 20 years of experience in the oil and gas industry. He graduated from Texas A&M University in 1979 with a BBA in Accounting. He was employed by Sabine Corporation from 1980 through 1988 where he held the position of Assistant Controller. From 1988 through 1994, he served as Controller for a group of private businesses involved in the oil and gas industry. Prior to joining Quicksilver in April 2000, he was the Controller for Mercury Exploration Company.

  MARLU HILLER is a Certified Public Accountant with over 15 years of experience in public and oil and gas accounting. She graduated from Baylor University with a BBA in Accounting in 1985, and was with Ernst & Young for 3 years before joining Union Pacific Resources. At Union Pacific Resources she served in various capacities, including financial reporting, financial system implementations, and manager of accounting for Union Pacific Fuels, which was Union Pacific Resources' marketing company. Ms. Hiller joined Quicksilver in August of 1999 as Director of Financial Reporting and Planning and was named Treasurer in May of 2000.

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

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements:

    The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages 33 through 53 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998

    Notes to the Consolidated Financial Statements

  2. Financial Statement Schedules:

    [All schedules are omitted because the required information is inapplicable or the information is presented in the Financial
    Statements or the notes thereto.]

  (b) Exhibits:

 Exhibit No.                               Sequential Description
 -----------                               ----------------------
   2.1       Purchase and Sale Agreement, dated March 4, 2000, between CMS Oil and Gas Company and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed April 14, 2000 and included herein by reference).
   3.1       Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as
             Exhibit 4.1 to the Company's
             Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference).
  *3.2       Certificate of Designation, Preferences and Rights of Preferred Stock.
   3.3       Bylaws of Quicksilver Resources Inc. (filed as Exhibit 4.2 to the Company's Form
             S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference).
  *3.4       Amendment to Bylaws of Quicksilver Resources, Inc.
   4.1       Form of Quicksilver Resources Inc. Common Stock Certificate (filed as Exhibit 4.3 to the Company's
             Form S-4/A File No. 333-66709, filed January 20, 1999 and included herein by reference).
   4.2       Note Purchase Agreement, dated March 31, 2000, between the Company and the
             Purchasers identified therein (filed as Exhibit 4.1 to the Company's Form 8-K filed April 14, 2000 and included herein by reference).
  10.1       Master Gas Purchase and Sale Agreement, dated March 1, 1999 by and between
             Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit
             10.10 to the Company's Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference).
  10.2       Wells Agreement, (filed as an exhibit to the Registration Statement on Form S-4
             File No. 333-29769, and included herein by reference).
  10.3       Purchase and Sale Agreement, dated March 31, 1999, between Union Oil Company of
             California
             and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company's Form 8-K
             File No. 001-14837, filed May 28, 1999 and included herein by reference).
  10.4       Amendment to Purchase and Sale Agreement, dated May 17, 1999, between Union Oil
             Company of California and Quicksilver Resources Inc. (filed as Exhibit 2.2 to the
             Company's Form 8-K File No. 001-14837, filed
             May 28, 1999 and included herein by reference).
 +10.5       Quicksilver Resources 1999 Stock Option and Retention Stock Plan. (filed as
             Exhibit 10.28 to the Company's Form S-1 File No. 333-89229, filed October 18,
             1999 and included herein by reference).
  10.6       Third Amended and Restated Credit Agreement, dated as of March 31, 2000, among
             Quicksilver Resources
             Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the
             financial institutions listed on Schedule 1 thereto (filed as Exhibit 10.1 to the
             Company's Form 10-Q filed May 15, 2000 and included herein by reference).
  10.7       First Amendment to Third Amended and Restated Credit Agreement, dated effective as of April 24, 2000, among the parties described in Exhibit 10.6 above (filed as
             Exhibit 10.2 to the Company's Form 10-Q filed
             May 15, 2000 and included herein by reference).
 *10.8       Second Amendment to Third Amended and Restated Credit Agreement, dated effective as of August 31, 2000, among the parties described in Exhibit 10.6 above.
 *10.9       Third Amendment to Third Amended and Restated Credit Agreement, dated effective as of November 30, 2000, among the parties described in Exhibit 10.6 above.
  10.10      Amended and Restated Purchase and Sale Agreement, dated as of March 31, 2000, between Quicksilver Resources Inc., as Seller, and Mariner Gas LLC, as Buyer
             (filed as Exhibit 10.3 to the Company's Form 10-Q filed May 15, 2000 and included herein by reference).
 *10.11      Agency Agreement, dated November 30, 2000, for the sale of up to 1,340,405 shares of Common Stock of the Company.
 *10.12      Agency Agreement, dated November 30, 2000, for the sale of up to 299,242 shares of Common Stock of the Company.
 *21.1       List of subsidiaries of Quicksilver Resources Inc.
 *23.1       Consent of Deloitte & Touche LLP
 *23.2       Consent of Holditch-Resevoir Technologies Consulting Services
  27         Financial Data Schedule

--------
* Filed herewith
+ Identifies management contracts and compensatory plans or arrangements.

  (b) Reports on Form 8-K

  No Form 8-K was filed in the last reporting period covered by this Form 10-K

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Quicksilver Resources Inc.
                                          (the "Registrant")

Dated: March 27, 2001                                /s/ Glenn Darden
                                          by: _________________________________
                                                       Glenn Darden
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Thomas F. Darden            Chairman of the Board        March 27, 2001
______________________________________
           Thomas F. Darden

         /s/ Glenn Darden              President, Chief Executive   March 27, 2001
______________________________________  Officer and Director
             Glenn Darden

        /s/ Bill M. Lamkin             Executive Vice-President     March 27, 2001
______________________________________  and Chief Financial
            Bill M. Lamkin              Officer

      /s/ Fred Van Naerssen            Vice-President and Chief     March 27, 2001
______________________________________  Accounting Officer
          Fred Van Naerssen

       /s/ Anne Darden Self            Vice-President--Human        March 27, 2001
______________________________________  Resources and Director
           Anne Darden Self

    /s/ W. Yandell Rogers, III         Director                     March 27, 2001
______________________________________
        W. Yandell Rogers, III

       /s/ Steven M. Morris            Director                     March 27, 2001
______________________________________
           Steven M. Morris

         /s/ Mark Warner               Director                     March 27, 2001
______________________________________
             Mark Warner

       /s/ D. Randall Kent             Director                     March 27, 2001
______________________________________
           D. Randall Kent