Form 10-Q
period 2001-03-31
QUICKSILVER RESOURCES INC
filed 2001-05-14
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ..............to................

                       Commission file number: 001-14837

                          Quicksilver Resources Inc.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                75-2756163 (I.R.S. Employer Identification No.)


             777 West Rosedale, Suite 300, Fort Worth, Texas 76104
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 11, 2001, the registrant had 18,603,793 outstanding shares of its common stock, $0.01 par value.

                          Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
Item 1.  Financial Statements

        Independent Accountants' Report                                                                           3

        Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                             4

        Condensed Consolidated Statements of Operations for the three months ended March 31, 2001                 5
             and 2000

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001                 6
             and 2000

        Notes to Condensed Consolidated Financial Statements                                                      7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                        16

         Signatures                                                                                              17


ITEM 1.   Financial Statements


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP


Fort Worth, Texas
May 11, 2001

                          Quicksilver Resources Inc.
                     Condensed Consolidated Balance Sheets
                 In thousands, except share amounts-Unaudited


                                                      March 31,  December 31,
ASSETS                                                  2001         2000
                                                      ---------  ------------
CURRENT ASSETS
  Cash and cash equivalents                           $   8,266  $     12,833
  Accounts receivable, net of allowances for
   doubtful accounts                                     32,347        32,595
  Inventories and other current assets                    3,293         2,021
                                                      ---------  ------------
               Total current assets                      43,906        47,449

INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES         14,190        12,570

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")     375,056       374,099

OTHER ASSETS                                              6,129         5,993
                                                      ---------  ------------
                                                      $ 439,281  $    440,111
                                                      =========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                   $     907  $      4,149
  Accounts payable                                        8,330        12,787
  Accrued derivative losses                              24,432             -
  Accrued liabilities                                    28,977        29,578
                                                      ---------  ------------
          Total current liabilities                      62,646        46,514

LONG-TERM DEBT                                          234,333       239,986

UNEARNED REVENUE                                         16,709        18,958

DEFERRED DERIVATIVE LOSSES                               62,585             -

OTHER LONG-TERM LIABILITIES                                 150           147

DEFERRED INCOME TAXES                                    22,664        47,748

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value
    Authorized 10,000,000 shares, 1 share
     issued and outstanding                                   -             -
  Common stock, $0.01 par value
    Authorized 40,000,000 shares, 22,354,645
     and 22,332,950 issued, respectively                    224           223
  Paid in capital in excess of par value                 76,235        75,544
  Treasury stock of 3,750,852 and 3,765,947
   shares, respectively                                 (14,616)      (14,675)
  Retained earnings                                      35,083        25,679

  Accumulated other comprehensive loss                  (56,732)          (13)
                                                      ---------  ------------
          Total stockholders' equity                     40,194        86,758
                                                      ---------  ------------
                                                      $ 439,281  $    440,111
                                                      =========  ============

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Operations
                In thousands, except per share data-Unaudited


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
REVENUE
  Oil, gas and related product sales                $     38,492  $     14,735
  Other revenue                                            4,940           549
                                                    ------------  ------------
          Total revenues                                  43,432        15,284
                                                    ------------  ------------

EXPENSES
  Oil and gas production costs                            13,284         5,992
  Other operating costs                                      356             -
  Depletion and depreciation                               7,085         4,091
  Provision for doubtful accounts                           (760)            -
  General and administrative                               2,586         1,117
                                                    ------------  ------------
          Total expenses                                  22,551        11,200
                                                    ------------  ------------

Operating income                                          20,881         4,084

Other (income) expense-net                                  (226)           (5)
Interest expense                                           6,460         2,115
                                                    ------------  ------------

Income before income taxes                                14,647         1,974

Income tax expense                                         5,243           705
                                                    ------------  ------------

NET INCOME                                          $      9,404  $      1,269
                                                    ============  ============

Net income per share:
  Basic                                             $       0.51  $       0.07
  Diluted                                           $       0.50  $       0.07

Weighted average number of common shares:
  Basic                                                   18,574        18,267
  Diluted                                                 18,966        18,436


  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
                           In thousands - Unaudited

                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                         --------------------------
                                                                                            2001            2000
                                                                                         ----------      ----------
OPERATING ACTIVITIES
     Net income (loss)                                                                   $    9,404      $    1,269
     Charge and credits to net income not affecting cash
          Depletion and depreciation                                                          7,085           4,091
          Deferred income taxes                                                               5,135             554
          Recognition of unearned revenue                                                    (2,249)              -
          Other                                                                                 (73)            179
     Changes in assets and liabilities, excluding the effect of the acquisition
          Accounts receivable                                                                   207           3,237
          Inventory, prepaid expenses and other                                              (1,455)            (35)
          Accounts payable                                                                   (4,457)         (4,654)
          Accrued liabilities                                                                  (549)          2,200
                                                                                         ----------      ----------
NET CASH FROM OPERATING ACTIVITIES                                                           13,048           6,841
                                                                                         ----------      ----------

INVESTING ACTIVITIES
     Acquisition of properties and equipment                                                 (6,466)       (168,380)
     Acquisition of pipeline and facilities                                                  (1,958)         (2,469)
     Advances to equity affiliates - net                                                       (377)              -
                                                                                         ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES                                                       (8,801)       (170,849)
                                                                                         ----------      ----------

FINANCING ACTIVITIES
     Notes payable, bank proceeds                                                             3,000         236,000
     Principal payments on long-term debt                                                   (11,895)        (94,853)
     Monetization of Section 29 tax credits                                                       -          25,000
     Exercise of stock options                                                                   81               -
     Deferred financing and stock registration costs                                              -          (2,446)
                                                                                         ----------      ----------
NET CASH (USED FOR) FROM FINANCING ACTIVITIES                                                (8,814)        163,701
                                                                                         ----------      ----------

NET DECREASE IN CASH                                                                         (4,567)           (307)

CASH AT BEGINNING OF PERIOD                                                                  12,833           2,557
                                                                                         ----------      ----------

CASH AT END OF PERIOD                                                                    $    8,266      $    2,250
                                                                                         ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                       $    6,329      $    2,709
                                                                                         ==========      ==========
     Income taxes paid                                                                   $      130      $        -
                                                                                         ==========      ==========
     Treasury shares issued for payment of directors' compensation                       $      100      $        -
                                                                                         ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Reclassifications have been made for presentations adopted in 2001. The prior period has been reclassified.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three months ended March 31, 2001 and 2000 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three months ended March 31, 2001 and 2000.


                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
                                                     (Unaudited, in thousands)
Weighted average common shares-basic                     18,574         17,984
Unregistered shares issuable to Unocal                        -            283
                                                         ------         ------
   Total weighted average common shares-basic            18,574         18,267

Potentially dilutive securities
      Stock options                                         386            165
      Stock warrants                                          6              4
                                                         ------         ------
   Total weighted average common shares-diluted          18,966         18,436
                                                         ======         ======


Approximately 25,000 shares under option were excluded from the diluted net income per share calculations as the exercise price exceeded the average market price of the Company's common stock. Warrants representing 1,105,750 shares of common stock were also excluded from the diluted net income per share computations as the exercise price exceeded the average market price of the Company's common stock.

2.   CHANGE IN ACCOUNTING PRINCIPLE - HEDGING

On January 1, 2001, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge criteria are met, the change in a derivative's fair value (for a cash flow hedge) is deferred in stockholder's equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedged transaction is recognized in revenues to the extent the hedge is effective. The ineffective portions of hedge returns are recognized currently in earnings.

All derivatives within the Company were identified prior to January 1, 2001. The Company designated, documented and assessed the hedging relationships, all of which are cash flow hedges. These cash flow hedges include all of the Company's financial fixed price gas swaps and interest rate swaps. Adoption by the Company of the accounting standard as of January 1, 2001 resulted in the recognition of $93.4 million of derivative liabilities with a cumulative effect of $60.3 million after tax as a decrease to other comprehensive income, a component of stockholders' equity.

The change in carrying value of the Company's financial fixed price gas swaps and interest rate swaps in the Company's balance sheet since January 1, 2001 resulted from a decrease in market prices for natural gas and interest rates. This change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative liabilities reflected as current in the March 31, 2001 balance sheet represent the estimated fair value of contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date. Because present accounting rules do not provide for the accrual of the future cash flow transactions the swaps were designed to hedge, an apparent working capital deficit is created which does not, in management's opinion, accurately depict the Company's true working capital position or its liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. Settlement of the underlying hedged transaction occurs in the following month.

The estimated fair values of financial fixed price gas swaps which extend through April 2005 and interest rate swaps as of March 31 and January 1, 2001 are provided below. The associated carrying values of these swaps are equal to the estimated fair values for each period presented.

                                                   March 31,          January 1,
                                                     2001                2001
                                                   ---------          ----------
                                                     (Unaudited, in thousands)
Derivative liabilities:
  Fixed price natural gas financial swaps           $84,072             $91,969
  Interest rate swaps                                 2,945               1,443
                                                    -------             -------
                                                    $87,017             $93,412
                                                    =======             =======

The fair value of fixed price natural gas financial swaps as of March 31 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the swaps. The net differential between the prices in each swap and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each swap at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the fixed price natural gas financial swap value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

The fair value of interest rate swaps was based upon third-party estimates of the fair value of such swaps.

3.   LONG-TERM DEBT


                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
                                               (Unaudited)
Long-term debt, in thousands, consists of:
  Notes payable to banks-8.635% interest
   at March 31, 2001 and December 31, 2000         $177,000            $180,000
  Subordinated Notes-14.75% interest                 53,000              53,000
  Other loans                                         5,240              11,135
                                                   --------            --------
                                                    235,240             244,135
Less current maturities                                (907)             (4,149)
                                                   --------            --------
                                                   $234,333            $239,986
                                                   ========            ========


During the three months ended March 31, 2001, the Company reduced its total debt outstanding through net principal repayments totaling $8,895,000. These principal repayments included payment in full of the Company's note payable to Compass Bank and MGV Energy Inc.'s note payable to Canadian Imperial Bank of Commerce and a $3,000,000 reduction to the debt outstanding under the Company's credit facility.

Quicksilver's credit facility is a three-year revolving credit facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. As of March 31, 2001, the Company's borrowing base was $210 million of which $32.6 million was available. On April 2, 2001, the Company's interest rate was set at 6.755% through July 2, 2001. The loan agreements for the credit facility contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. Additionally, the purchaser agreement relating to the Company's subordinated notes contains restrictive covenants, which, among other things, require maintenance of working capital, a collateral coverage ratio and an earnings ratio. The Company currently is in compliance with all such restrictions.

4.   UNEARNED REVENUE

On March 31, 2000, the Company conveyed to a bank Section 29 credits for 99.5% of the interests acquired from CMS Oil and Gas Company, including the interests in Terra Energy Ltd., in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and were recorded as unearned revenue. Revenue is recognized as reserves are produced. Revenue of $2,249,000 has been recognized in 2001 in other revenue.

5.   STOCKHOLDERS' EQUITY

On February 1, 2001, the Company granted incentive stock options covering 44,100 shares of common stock to certain employees. These options were granted at an exercise price of $9.80 and vest one year from the date of grant. No compensation expense was recognized at the date of grant as the exercise price was equal to the fair value of the common stock at the date of grant.

On March 8, 2001, 15,095 shares of the Company's common stock, that were held as treasury stock, were issued to non-employee directors in payment of compensation for 2000 and 21,695 shares of common stock were issued as a result of the exercise of stock options by Company employees. There were 147,229 stock options exercisable at March 31, 2001.

The allocation of the assets acquired and liabilities assumed in an acquisition of assets from Mercury Exploration Company ("Mercury Acquisition") effective July 1, 2000 was updated in March 2001. The update increased paid in capital by $570,000. Because the transaction was accounted for as an acquisition of companies under common control, the excess of the purchase price over book value (Mercury's historical book value) was accounted for as a reduction of paid in capital.

Comprehensive Loss

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                         2001              2000
                                                       --------           ------
                                                       (Unaudited, in thousands)
Net income                                             $  9,404           $1,269
Other comprehensive loss, net of tax:
  Adoption of SFAS No. 133 at January 1, 2001           (60,304)
  Reclassification adjustments - hedge settlements        9,953                -
  Change in fixed-price derivative fair value            (5,857)               -
  Change in foreign currency translation adjustment        (511)               -
                                                       --------           ------
Comprehensive loss                                     $(47,315)          $1,269
                                                       ========           ======


6.   CONTINGENCIES

On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, the Company estimated it would ultimately collect $1,100,000 of the $2,450,000 accounts receivable balance and established a $1,350,000 allowance for doubtful accounts. The Company recovered $1,629,000 in the second and third quarters of 2000 and $279,000 was recorded as a recovery of the 1999 provision for doubtful accounts in 2000. In the first quarter of 2001, the Company recorded $760,000 of additional recovery received in March 2001. The Company anticipates that additional amounts will be recovered within the next six months.

7.   RELATED PARTY TRANSACTIONS

The Darden Family has effective beneficial ownership of 56.6.% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company ("Mercury") and Quicksilver Energy L.C. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company. During the first quarter of 2001, Quicksilver paid $1,232,937 of accounts payable associated with the purchase of assets from Mercury effective July

1, 2000, $243,573 for rent on the Company's headquarters building which is owned by an entity controlled by the Darden Family, and $227,068 for principal and interest on the note payable to Mercury associated with the acquisition of assets from Mercury effect July 1, 2000. At March 31, 2001, Quicksilver owed Mercury $377,000 of accounts payable and a $3,040,000 note payable.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company's financial statements contained herein and in its Form 10-K for the year ended December 31, 2000, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

RESULTS OF OPERATIONS

                            Summary Financial Data
               Three Month Periods Ended March 31, 2001 and 2000

                                           Three Months Ended March 31,
                                              2001              2000
                                           ----------        ----------
                                                  (in thousands)
     Total operating revenues                 $43,432           $15,284
     Total operating expenses                  22,551            11,200
     Operating income                          20,881             4,084
     Net income                                 9,404             1,269


The Company recorded net income of $9,404,000 ($0.50 per diluted share) in the three months ended March 31, 2001, compared to net income of $1,269,000 ($0.07 per diluted share) in the first quarter of 2000. The improvement was largely due to the increase in production resulting from the March 31, 2000 acquisition of properties from CMS Oil and Gas Company ("CMS Acquisition" or "CMS Properties") and higher product prices.

Operating Revenues

Total revenues for the three months ended March 31, 2001 were $43,432,000; an increase of 184% from the $15,284,000 reported for the three months ended March 31, 2000. Higher volumes contributed $17,212,000 of the revenue increase while increased prices added $6,545,000 to revenue. Volume increases were primarily the result of production from the CMS Properties acquired March 31, 2000. Other revenue increased $4,391,000 from the prior year period primarily as a result of deferred revenue recognition of $2,249,000 from the 2000 Section 29 tax credit monetization and revenue from the Company's marketing and gas processing and transportation operations of $2,335,000 which were acquired effective July 1, 2000.

Oil, Gas and Related Product Sales

The Company's production revenues for the three months ended March 31, 2001 increased significantly over the 2000 period as further shown below.

                                                   Three Months Ended March 31,
                                                      2001              2000
                                                   ----------        ----------
Average daily production volume
     Gas - Mcf/d                                       89,913            44,949
     Oil - Bbls/d                                       2,845             2,271
     Natural gas liquid ("NGL") - Bbls/d                  647               302
Product sale revenues (in thousands)
     Natural gas sales                                $30,728           $10,538
     Oil sales                                          6,216             3,558
     NGL sales                                          1,548               639
                                                   ----------        ----------
            Total oil, gas and NGL sales              $38,492           $14,735
                                                   ==========        ==========
Unit prices-including impact of hedges
     Gas price per Mcf                                $  3.80           $  2.58
     Oil price per Bbl                                $ 24.28           $ 17.22
     NGL price per Bbl                                $ 26.58           $ 23.22


Gas sales of $30,728,000 for the first quarter of 2001 were 192% higher than the $10,538,000 for the comparable 2000 period. Gas volumes increased 98% in the current period as a result of the CMS Acquisition. Additional volumes of 4,002,000 Mcf contributed $15,196,000 of additional revenue over the first quarter of 2000. Average gas prices were $3.80 per Mcf for 2001, $1.22 per Mcf higher than the average price received in the 2000 three-month period. Increased prices added $4,994,000 of revenue in the 2001 first quarter.

Oil sales grew 75% to $6,216,000 for the three months ended March 31, 2001 compared to $3,558,000 in the first quarter of 2000. Crude oil production for the 2001 period increased 49,000 barrels over the first quarter of 2000 to 256,000 barrels primarily as a result of volumes from the CMS Properties. Additional sales volumes contributed revenue of $1,199,000 over the comparable 2000 period. Average oil sales prices for the first quarter of 2001 were $24.28 per barrel compared to $17.22 per barrel in the first quarter of 2000, increasing revenues $1,459,000.

NGL sales of $1,548,000 for the first quarter of 2001 increased $909,000 as compared to the first quarter of 2000. Additional NGL volumes, primarily from the CMS Properties, added $817,000 of revenue. NGL prices increased from $23.22 to $26.58 per Bbl and added revenue of $92,000.

Other Revenues

Other revenue of $4,940,000 increased $4,391,000 compared to $549,000 in the first quarter of 2000. Deferred revenue recognition from the 2000 Section 29 tax credit monetization was $2,249,000. Revenue from the Company's marketing and gas processing subsidiaries and affiliates was $2,335,000 which were acquired through the acquisition of assets from Mercury Exploration Company ("Mercury Acquisition") effective July 1, 2000.

Operating Expenses

First quarter operating expenses for 2001 were $22,551,000, 101% higher than the $11,200,000 incurred in the first quarter of 2000. The increase reflects the addition of the CMS Properties, marketing and gas processing subsidiaries and additional activity associated with MGV Energy Inc. ("MGV"), the Company's Canadian subsidiary, during the first three months of 2001.

Oil and Gas Production Costs

Oil and gas production costs increased $7,292,000, or 122%, from first quarter 2000 oil and gas production costs of $5,992,000. Lease operating expenses increased 93%, or $4,796,000, to $9,938,000 reflecting an increase of 82% in sales volumes from the comparable 2000 period and a $633,000 increase in production overhead as a result of additional operated wells associated with the CMS Acquisition and increased Canadian activity. Increased sales volumes and higher prices resulted in an increase of $2,496,000, or 294%, in severance tax expense to $3,346,000 for the first quarter of 2001.

Other Operating Costs

Other operating costs of $356,000 are associated with the marketing and gas processing and transportation subsidiaries of Quicksilver. These subsidiaries became wholly-owned subsidiaries of Quicksilver upon completion of the Mercury Acquisition.

Depletion and Depreciation

                                               Three Months Ended March 31,
                                              2001                     2000
                                          ------------             ------------
                                         (In thousands, except per unit amounts)
Depletion                                       $6,364                   $3,963
Depreciation of other fixed assets                 721                      128
                                          ------------             ------------
Total depletion and depreciation                $7,085                   $4,091
                                          ------------             ------------
Average depletion cost per Mcfe                 $ 0.64                   $ 0.72


First quarter 2001 depletion and depreciation increased to $7,085,000 from $4,091,000 in the first quarter of 2000. Depletion increased $2,401,000 primarily as a result of production volumes associated with the CMS Properties. The increase was partially offset by a decrease in the depletion rate. Depreciation increased primarily as a result of the gas processing and transportation assets acquired in the Mercury Acquisition.

General and Administrative Expenses

General and administrative costs incurred during the three months ended March 31, 2001 were $2,586,000, 132% higher than the expense incurred in the first quarter of 2000. Increases include higher salaries and related payroll expenses ($830,000), office and building rent expense ($281,000), directors' fees ($125,000), professional fees ($90,000) and shareholder and stock exchange costs ($65,000). These increases are related to the growth of the Company through the CMS Acquisition, the Mercury Acquisition and increased activity associated with MGV.

Interest and Other Income/Expense

Interest expense for the first quarter of 2001 was $6,460,000 an increase of $4,345,000 from the comparable 2000 period. The increase was the result of higher debt levels resulting from the CMS and Mercury acquisitions.

Income Tax Expense

The income tax provision of $5,243,000 was established using an effective U.S. Federal tax rate of 35% and also included a current portion for $108,000 of state income tax expense. Income tax expense increased over the prior year period as a result of increased pretax income over the first quarter of 2000.
As of March 31, 2001, the Company had a deferred tax liability of $22,664,000. The decrease in the deferred tax liability over the December 31, 2000 balance is the result of the $30,623,000 deferred tax benefit associated with deferred losses associated with hedge derivatives. The decrease is partially offset by deferred tax expense $5,135,000 incurred for 2001.

CAPITAL RESOURCES AND LIQUIDITY

The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

The Company's principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. The Company sells approximately 27% of its natural gas production under fixed-price long-term contracts and an additional 42% of natural gas production is sold under fixed-price swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues. Commodity market prices affect cash flows for that portion of natural gas not under contract as well as most of the Company's crude oil sales.

The Company's net cash provided by operations for the three months ended March 31, 2001 was $13,048,000, compared to $6,841,000 for the same period last year. The increase resulted from higher earnings partially offset by changes in working capital.

The Company's net cash used for investing activities for the three months ended March 31, 2001 was $8,801,000. Investing activities were comprised primarily of additions to oil and gas properties and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through operating cash flow.

The Company's net cash used for financing activities for the three months ended March 31, 2001 was $8,814,000. The Company paid down various loans of $5,898,000 and $3,000,000 under its credit facility during the first quarter of 2001.

Cash from operations for the remainder of 2001 are expected to be sufficient to fund the remainder of the Company's $54 million 2001 planned capital expenditures and to repay a portion of the long-term debt.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. Quicksilver sells approximately 35,000 Mcf/day of natural gas under long-term fixed price contracts at $2.48/Mcf through March 2009. Approximately 25% of the volumes sold under these contracts are third-party volumes controlled by the Company. Approximately 38,104 Mcf/day of its equity natural gas are hedged using fixed price swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues.

Commodity price fluctuations affect the remaining natural gas volumes as well as the Company's crude oil and NGL volumes. Up to 4,500 Mcf/day of natural gas is committed at market price through May 2004. Additional gas volumes of 16,500 Mcf/day are committed at market price through September 2008. Approximately 25% of the natural gas volumes sold under these contracts are third-party volumes controlled by Quicksilver.

Utilization of the Company's hedging program may result in natural gas and crude oil realized prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a result of the financial hedging programs, revenues in the first quarter of 2001 and 2000 were $15,302,000 and $1,487,000, respectively, lower than if the hedging program had not been in effect.

The following table summarizes the Company's open financial hedge positions as of March 31, 2001 related to natural gas production.

                                                                                          Weighted Ave
 Product           Type             Contract Time Period             Volume              Price per Mcf           Fair Value
---------     ---------------     ------------------------     ------------------     -------------------     -----------------
                                                                                                                (in thousands)
Gas             Fixed Price             Apr 2001-2004             7,500 Mcfd                        $2.40              $(16,936)
Gas             Fixed Price           Apr 2001-Oct 2004             604 Mcfd                        $1.96                (1,718)
Gas             Fixed Price             Apr 2001-2005            10,000 Mcfd                        $2.79               (21,738)
Gas             Fixed Price             Apr 2001-2005            10,000 Mcfd                        $2.79               (21,840)
Gas             Fixed Price             Apr 2001-2005            10,000 Mcfd                        $2.79               (21,840)
                                                                                                                       --------
                                                                                                    Total              $(84,072)
                                                                                                                       ========

The fair value of fixed price natural gas financial contracts as of March 31 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the fixed price natural gas financial contract value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

Interest Rate Risk

The Company has an interest rate swap agreement covering $25 million of its variable-rate debt through June 17, 2002 that converts the debt floating LIBOR base rate to a 6.86% fixed rate. The fair value of this swap was a loss of $1,015,671 as of March 30, 2001. On October 2, 2000, the Company entered into an additional interest rate swap agreement covering $50 million of its variable-rate debt through March 31, 2003, which converts the debt floating LIBOR base rate to a 6.78% fixed rate. The fair value of this swap was a loss of $1,928,774 as of March 30, 2001. Interest expense for the quarter ended March 31, 2001 was $57,580 higher as a result of interest rate swaps.

PART II  - OTHER INFORMATION

On June 5, 2000, the Board of Directors of the Company approved the issuance of $20,000 of the Company's common stock to each of Messrs. Steven M. Morris, D. Randall Kent, W. Yandell Rogers, III, Mark Warner and Frank Darden as compensation for their services as directors during 2000. Based upon the average of the high and low closing prices of the Company's common stock on June 5, 2000, formal resolutions in respect of the year 2000 director compensation were adopted by the Board of Directors on March 8, 2001 authorizing issuance of 3,019 shares of the Company's common stock to each of the individuals. The issuance of the shares of common stock to the Company's directors is exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of such act.

ITEM 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits

            *       15  Awareness letter of Deloitte & Touche LLP.

            *           Filed herewith

     (b)  Reports on Form 8-K

          None.

                          Quicksilver Resources Inc.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 2001

                            Quicksilver Resources Inc.



                            By:  /s/ Glenn Darden
                                ------------------------------------------------
                                      Glenn Darden
                                      President and Chief Executive Officer


                            By:  /s/ Bill Lamkin
                                ------------------------------------------------
                                      Bill Lamkin,
                                      Executive Vice President, Chief Financial
                                      Official and Secretary