Form 10-Q
period 2001-06-30
QUICKSILVER RESOURCES INC
filed 2001-08-14
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


                                      OR
        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ..............to...........................

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of August 10, 2001, the registrant had 18,632,776 outstanding shares of its common stock, $0.01 par value.

                          Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                       Page
                                                                                                   --------
Item 1.  Financial Statements

        Independent Accountants' Report                                                                   3

        Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000          4

        Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended
           June 30, 2001 and 2000                                                                         5

        Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended
           June 30, 2001 and 2000                                                                         6

        Notes to Condensed Consolidated Financial Statements                                              7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                   10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    16


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                                           18

  Item 5.  Other Information                                                                             18

  Item 6.  Exhibits and Reports on Form 8-K                                                              18

         Signatures                                                                                      19


ITEM 1.     Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the "Company") as of June 30, 2001, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP


Fort Worth, Texas
August 8, 2001

                          Quicksilver Resources Inc.
                     Condensed Consolidated Balance Sheets
                      In thousands, except share amounts




                                                                                       June 30,            December 31,
                                                                                         2001                  2000
                                                                                   ---------------        --------------
                                                                                      Unaudited
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                              $  8,617              $ 12,833
   Accounts receivable, net of allowance for doubtful accounts                              34,044                32,595
   Inventories and other current assets                                                      2,978                 2,021
                                                                                   ---------------        --------------
           Total current assets                                                             45,639                47,449

 INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES                                           15,298                12,570

 PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                       388,528               374,099

 OTHER ASSETS                                                                                5,201                 5,993
                                                                                   ---------------        --------------
                                                                                          $454,666              $440,111
                                                                                   ===============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current portion of long-term debt                                                      $    907              $  4,149
   Accounts payable                                                                         12,286                12,787
   Accrued derivative losses                                                                12,691                     -
   Accrued liabilities                                                                      31,050                29,578
                                                                                   ---------------        --------------
           Total current liabilities                                                        56,934                46,514

 LONG-TERM DEBT                                                                            238,077               239,986

 UNEARNED REVENUE                                                                           14,217                18,958

 DEFERRED DERIVATIVE LOSSES                                                                 37,401                     -

 OTHER LONG-TERM LIABILITIES                                                                   166                   147

 DEFERRED INCOME TAXES                                                                      38,316                47,748

 STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value
     Authorized 10,000,000 shares, 1 share issued and outstanding                                -                     -
   Common stock, $0.01 par value
     Authorized 40,000,000 shares,
     22,383,628 and 22,332,950 issued, respectively                                            224                   223

   Paid in capital in excess of par value                                                   76,364                75,544
   Treasury stock of 3,750,852 and 3,765,947 shares, respectively                          (14,616)              (14,675)
   Retained earnings                                                                        40,087                25,679
   Accumulated other comprehensive loss                                                    (32,504)                  (13)
                                                                                   ---------------        --------------
           Total stockholders' equity                                                       69,555                86,758
                                                                                   ---------------        --------------
                                                                                          $454,666              $440,111
                                                                                   ===============        ==============


The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                  Condensed Consolidated Statements of Income
                In thousands, except per share data - Unaudited


                                     For the Three Months Ended           For the Six Months Ended
                                               June 30,                           June 30,
                                     --------------------------           -------------------------
                                         2001         2000                    2001         2000
                                     -----------   ------------           -----------  ------------
 REVENUES
    Oil, gas and related products
       sales                             $33,418        $29,395               $71,910       $44,130
    Other revenue                          4,869          2,842                 9,809         3,391
                                         -------        -------               -------       -------
          Total revenues                  38,287         32,237                81,719        47,521
                                         -------        -------               -------       -------
 EXPENSES
    Oil and gas production costs          15,351         10,648                28,635        16,640
    Other operating costs                    296              -                   652             -
    Depletion and depreciation             7,362          7,221                14,447        11,312
    Provision for doubtful accounts         (311)             -                (1,071)            -
    General and administrative             1,940          1,540                 4,526         2,657
                                         -------        -------               -------       -------
          Total expenses                  24,638         19,409                47,189        30,609
                                         -------        -------               -------       -------
 Operating income                         13,649         12,828                34,530        16,912

 Other income-net                           (188)           (10)                 (414)          (15)

 Interest expense                          6,082          6,772                12,542         8,887
                                         -------        -------               -------       -------
 Income before income taxes                7,755          6,066                22,402         8,040

 Income tax expense                        2,751          2,288                 7,994         2,993
                                         -------        -------               -------       -------
 NET INCOME                              $ 5,004        $ 3,778               $14,408       $ 5,047
                                         =======        =======               =======       =======

 Net income per share:
    Basic                                $  0.27        $  0.21               $  0.77       $  0.28
    Diluted                              $  0.26        $  0.21               $  0.75       $  0.27

 Weighted average number of common shares:
    Basic                                 18,610         18,283                18,592        18,283
    Diluted                               19,265         18,406                19,105        18,417



The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
                           In thousands - Unaudited


                                                                        For the Six Months Ended
                                                                                 June 30,
                                                               ------------------------------------------
                                                                     2001                      2000
                                                               -------------                -------------
OPERATING ACTIVITIES
    Net income                                                    $ 14,408                   $   5,047
    Charges and credits to net income not affecting cash
         Depletion and depreciation                                 14,447                      11,312
         Deferred income taxes                                       7,822                       3,589
         Recognition of unearned revenue                            (4,741)                     (2,357)
         Other                                                          96                         754
    Changes in assets and liabilities, excluding the
      effect of the acquisition
         Accounts receivable                                        (1,449)                     (7,764)
         Inventory, prepaid expenses and other                        (737)                        135
         Accounts payable                                             (501)                     (5,019)
         Accrued liabilities                                         1,491                       6,520
                                                                  --------                   ---------
NET CASH FROM OPERATING ACTIVITIES                                  30,836                      12,217
                                                                  --------                   ---------
INVESTING ACTIVITIES
    Acquisition of properties and equipment                        (29,062)                   (171,831)
    Acquisition of pipeline and facilities                               -                      (2,469)
    Advances to equity affiliates - net                             (1,089)                          -
    Proceeds from sale of assets                                        40                           -
                                                                  --------                   ---------
NET CASH USED FOR INVESTING  ACTIVITIES                            (30,111)                   (174,300)
                                                                  --------                   ---------
FINANCING ACTIVITIES
    Notes payable, bank proceeds                                     8,000                     250,118
    Principal payments on long-term debt                           (13,151)                   (105,129)
    Monetization of Section 29 tax credits                               -                      25,000
    Exercise of stock options                                          210                           -
    Deferred financing and stock registration costs                      -                      (6,037)
                                                                  --------                   ---------
NET CASH (USED FOR) FROM  FINANCING ACTIVITIES                      (4,941)                    163,952
                                                                  --------                   ---------

NET INCREASE (DECREASE) IN CASH                                     (4,216)                      1,869

CASH AT BEGINNING OF PERIOD                                         12,833                       2,557
                                                                  --------                   ---------

CASH AT END OF PERIOD                                             $  8,617                   $   4,426
                                                                  ========                   =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                 $ 12,650                   $   6,177
                                                                  ========                   =========
    Income taxes paid                                             $    104                   $      60
                                                                  ========                   =========
    Treasury shares of 15,095 issued for payment of
      directors' compensation                                     $    100                   $       -
                                                                  ========                   =========
    Common stock of 93,773 shares issued for Unocal
      acquisition                                                 $      -                   $     696
                                                                  ========                   =========


The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations for the six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Prior period reclassifications have been made for presentations adopted in 2001.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and six months ended June 30, 2001 and 2000 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six months ended June 30, 2001 and 2000.

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                    ------------------------------     ------------------------------
                                                        2001             2000              2001             2000
                                                    -------------     ------------     -------------     ------------
                                                       (Unaudited, in thousands)          (Unaudited, in thousands)
Weighted average common shares-basic                       18,326           17,984            18,308           17,984
Unregistered shares issuable to MGV shareholders              284                -               284                -
Unregistered shares issuable to Unocal                          -              299                 -              299
                                                           ------           ------            ------           ------
  Total weighted average common shares-basic               18,610           18,283            18,592           18,283

Potentially dilutive securities
           Stock options                                      534              119               477              130
           Stock warrants                                     121                4                36                4
                                                           ------           ------            ------           ------
Weighted average common shares-diluted                     19,265           18,406            19,105           18,417
                                                           ======           ======            ======           ======

Warrants representing 550,000 shares of common stock were excluded from the 2001 diluted net income per share computations as the exercise price exceeded the
average market price of the Company's common stock.    In 2000, approximately
225,000 shares under option and warrants representing 1,128,000 shares were excluded from the diluted net income per share computation because exercise prices exceeded the average market price of the Company's stock during the period.

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

All existing derivatives within the Company were identified prior to January 1, 2001. The Company designated, documented and assessed the hedging relationships, all of which are cash flow hedges. These cash flow hedges included all of the Company's financial fixed price gas swaps and interest rate swaps. Adoption by the Company of the accounting standard as of January 1, 2001 resulted in the recognition of $93.4 million of derivative liabilities with a cumulative effect of $60.3 million after tax as a decrease to other comprehensive income, a component of stockholders' equity.

The change in carrying value of the Company's financial fixed price and floating price gas swaps and interest rate swaps in the Company's balance sheet since January 1, 2001 resulted from a decrease in market prices for natural gas and interest rates. This change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative liabilities reflected as current in the June 30, 2001 balance sheet represent the estimated fair value of contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date. Because present accounting rules do not provide for the accrual of the future cash flow transactions the swaps were designed to hedge, an apparent working capital deficit is created which does not, in management's opinion, accurately depict the Company's true working capital position or its liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. Settlement of the underlying hedged transaction occurs in the following month.

The estimated fair values of financial fixed price and floating price gas swaps, which extend through April 2005 and interest rate swaps as of June 30 and January 1, 2001 are provided below. The associated carrying values of these swaps are equal to the estimated fair values for each period presented.

                                                    June 30,        January 1,
                                                      2001             2001
                                                 ------------      ------------
                                                  (Unaudited, in thousands)
Derivative liabilities:
     Fixed price natural gas financial swaps        $46,861             $91,969
     Floating price natural gas financial               168                   -
      swaps
     Interest rate swaps                              3,063               1,443
                                                    -------             -------
                                                    $50,092             $93,412
                                                    =======             =======

The fair value of natural gas financial swaps as of June 30 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the swaps. The net differential between the prices in each swap and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each swap at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the natural gas financial swap values do not necessarily represent the value a third party would pay to assume the Company's contract positions.

The fair value of interest rate swaps was based upon third-party estimates of the fair value of such swaps.

3.  LONG-TERM DEBT

                                                      June 30, 2001      December 31, 2000
                                                      -------------      ----------------
                                                       (Unaudited)
Long-term debt, in thousands, consists of:
  Notes payable to banks-6.755% and 8.635%
    interest at June 30, 2001 and December 31, 2000          $181,000          $180,000
  Subordinated Notes-14.75% interest                           53,000            53,000
  Other                                                         4,984            11,135
                                                             --------          --------
                                                              238,984           244,135
Less current maturities                                          (907)           (4,149)
                                                             --------          --------
                                                             $238,077          $239,986
                                                             ========          ========

During the six months ended June 30, 2001, the Company reduced its total debt outstanding through net principal repayments totaling $5,151,000. Principal repayments included payment in full of the Company's note payable to Compass Bank and MGV Energy Inc.'s note payable to Canadian Imperial Bank of Commerce and other scheduled principal repayments. These repayments were partially offset by $1,000,000 of additional net borrowings under the Company's credit facility.

Quicksilver's credit facility is a three-year revolving credit facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. As of June 30, 2001, the Company's borrowing base was $210 million of which $28.4 million was available. On July 2, 2001, the Company's interest rate was set at 5.665% through October 2, 2001. The loan agreements for the credit facility contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. Additionally, the purchase agreement relating to the Company's subordinated notes contains restrictive covenants, which, among other things, require maintenance of working capital, a collateral coverage ratio and an earnings ratio. The Company currently is in compliance with all such restrictions.

4. UNEARNED REVENUE

On March 31, 2000, the Company conveyed to a bank Section 29 tax credits for 99.5% of the interests acquired from CMS Oil and Gas Company, including the interests in Terra Energy Ltd., in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and were recorded as unearned revenue. Revenue is recognized as reserves are produced. Revenue of $4,741,000 has been recognized in 2001 in other revenue.

5.  STOCKHOLDERS' EQUITY

On February 1, 2001, the Company granted incentive stock options covering 46,100 shares of common stock to certain employees. These options were granted at an exercise price of $9.80 and vest one year from the date of grant. No compensation expense was recognized at the date of grant as the exercise price was equal to the fair value of the common stock at the date of grant.

On March 8, 2001, 15,095 shares of the Company's common stock, which were held as treasury stock, were issued to non-employee directors in payment of compensation for 2000. During 2001, 50,678 shares of common stock have been issued as a result of the exercise of stock options by Company employees. There were stock options covering 122,913 shares of the Company's common stock exercisable at June 30, 2001.

Comprehensive Income (Loss)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30                            June 30,
                                                  ------------------------------     --------------------------------
                                                       2001             2000               2001              2000
                                                  -------------     ------------     --------------      ------------
                                                     (Unaudited, in thousands)           (Unaudited, in thousands)
Net income                                              $ 5,004           $3,778           $ 14,408            $5,047
Other comprehensive loss, net of tax:
 Adoption of SFAS No. 133 at January 1, 2001                  -                -            (60,304)                -
 Reclassification adjustment - hedge settlements          4,451                -             14,404                 -
 Change in fixed-price derivative fair value             19,450                -             13,593                 -
 Change in foreign currency translation adjustment          327                -               (184)                -
                                                        -------           ------           --------            ------
Comprehensive income (loss)                             $29,232           $3,778           $(18,083)           $5,047
                                                        =======           ======           ========            ======


6.  RELATED PARTY TRANSACTIONS

The Darden Family has effective beneficial ownership of 56.6% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company ("Mercury") and Quicksilver Energy L.C. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company. During the first six months of 2001, Quicksilver paid $1,232,937 of accounts payable associated with the purchase of assets from Mercury effective July 1, 2000, $365,360 for rent on the Company's headquarters building which is owned by an entity controlled by the Darden Family, and $455,281 for principal and interest on the note payable to Mercury associated with the acquisition of assets from Mercury effect July 1, 2000. At June 30, 2001, Mercury owed Quicksilver $232,210 of accounts receivable and Quicksilver owed Mercury a $2,880,000 note payable.

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

RESULTS OF OPERATIONS


                             Summary Financial Data
                Three Month Periods Ended June 30, 2001 and 2000


                                          Three Months Ended June 30,
                                            2001              2000
                                       -------------      -------------
                                                   (in thousands)
Total operating revenues                 $38,287                  $32,237
Total operating expenses                  24,638                   19,409
Operating income                          13,649                   12,828
Net income                                 5,004                    3,778

The Company recorded net income of $5,004,000 ($0.26 per diluted share) in the three months ended June 30, 2001, compared to net income of $3,778,000 ($0.21 per diluted share) in the second quarter of 2000. The improvement was largely due to higher product prices and results of operations for the Company's marketing, gas processing and transportation operations acquired effective July 1, 2000 from Mercury Exploration Company ("Mercury Acquisition").

Operating Revenues

Total revenues for the three months ended June 30, 2001 were $38,287,000; an increase of 19% from the $32,237,000 reported for the three months ended June 30, 2000. Higher volumes contributed $1,461,000 of the revenue increase while increased prices added $2,562,000 to revenue. Other revenue increased $2,027,000 from the prior year period primarily as a result of $1,244,000 of revenue from the Company's marketing, gas processing and transportation operations. The Company also recorded $580,000 of other revenue from the settlement of the 1999 bankruptcy of one of its natural gas purchasers. Total bankruptcy proceeds received were in excess of estimated uncollectible accounts receivable charged to earnings in 1999.

Oil, Gas and Related Product Sales

The Company's production volumes, revenues and prices for the three months ended June 30, 2001 and 2000 are detailed as shown below.

                                        Three Months Ended June 30,
                                           2001           2000
                                        ----------     -----------

Average daily sales volume
     Gas - Mcf/d                            90,847        88,951
     Oil - Bbls/d                            3,382         2,883
     Natural gas liquid ("NGL") - Bbls/d       497           566
Product sale revenues (in thousands)
     Natural gas sales                     $25,512       $22,990
     Oil sales                               7,081         5,516
     NGL sales                                 825           889
                                           -------       -------
        Total oil, gas and NGL sales       $33,418       $29,395
                                           =======       =======
Unit prices-including impact of hedges
     Gas price per Mcf                     $  3.09       $  2.84
     Oil price per Bbl                     $ 23.01       $ 21.03
     NGL price per Bbl                     $ 18.25       $ 17.27

Gas sales of $25,512,000 for the second quarter of 2001 were 11% higher than the $22,990,000 for the comparable 2000 period. Additional volumes of 173,000 Mcf contributed $532,000 of additional revenue over the second quarter of 2000. During the second quarter, the Company received information identifying properties where payouts occurred in prior periods. As a result, reported natural gas volumes include 502,000 Mcf for these payouts. Excluding the prior period volumes, second quarter production decreased 329,000 Mcf as a result of delays in the Company's 2001 development drilling program. The delays are the result of backlogged drilling permit processing and drilling rig availability. Average gas prices were $3.09 per Mcf for 2001, $0.25 per Mcf higher than the average price received in the 2000 three-month period. Increased prices added $1,990,000 of revenue in the second quarter of 2001.

Oil sales grew 28% to $7,081,000 for the three months ended June 30, 2001 compared to $5,516,000 in the second quarter of 2000. Crude oil production for the 2001 period increased 45,000 barrels over the second quarter of 2000 to 308,000 barrels. Additional sales volumes contributed revenue of $1,044,000 over the comparable 2000 period. Average oil sales prices for the second quarter of 2001 were $23.01 per barrel compared to $21.03 per barrel in the second quarter of 2000, increasing revenues $521,000.

Other Revenues

Other revenue of $4,869,000 increased $2,027,000 compared to $2,842,000 in the second quarter of 2000. Revenue from the Company's marketing, gas processing and transportation operations was $1,244,000. These entities were acquired in the Mercury Acquisition effective July 1, 2000. Also, the Company recorded $580,000 of revenue from proceeds received in settlement of the 1999 bankruptcy of one of its natural gas purchasers. Total bankruptcy proceeds received were in excess of estimated uncollectible accounts receivable charged to earnings in 1999.

Operating Expenses

Second quarter operating expenses for 2001 were $24,638,000 and 27% higher than the $19,409,000 incurred in the second quarter of 2000. Second quarter 2001 expense increases included higher production expense of $4,703,000 due primarily to increased workover and maintenance activity, expenses associated with prior year sales volumes and increased well counts, as well as continued cost inflation. The second quarter of 2001 also included expense for the Company's marketing, gas processing and transportation operations and additional general and administrative expense.

Oil and Gas Production Costs

Oil and gas production costs increased $4,703,000, or 44%, from second quarter 2000 expenses of $10,648,000. Second quarter 2001 lease operating expenses increased 48%, or $4,380,000, to $13,499,000. The increase was primarily the result of accelerated well workover and compressor maintenance costs of $1,200,000 and costs of $810,000 associated with payout volumes recognized currently. Increased expense also included additional overhead of $690,000 due to higher well counts and additional headcount added in the second half of 2000 due to activity associated with the CMS Acquisition, higher expenses of $310,000 resulting from increased Canadian operating activity and continued cost inflation. Increased sales volumes and higher prices resulted in an increase of $323,000, or 21%, in severance tax expense to $1,852,000 for the second quarter of 2001.

Other Operating Costs

Other operating costs of $296,000 are associated with the marketing, gas processing and transportation operations of Quicksilver. These operations were acquired in the Mercury Acquisition.

Depletion and Depreciation

                                             Three Months Ended June 30,
                                               2001              2000
                                      ------------------- ------------------
                                      (In thousands, except per unit amounts)
Depletion                                      $6,618           $6,801
Depreciation of other fixed assets                744              420
                                               ------           ------
Total depletion and depreciation               $7,362           $7,221
                                               ======           ======
Average depletion cost per Mcfe                $ 0.64           $ 0.68

Second quarter 2001 depletion and depreciation increased to $7,362,000 from $7,221,000 in the second quarter of 2000. Depletion decreased $183,000 primarily as a result of a decrease in the depletion rate partially offset by an increase in sales volumes. Depreciation increased primarily as a result of the gas processing and transportation assets acquired in the Mercury Acquisition.

General and Administrative Expenses

General and administrative costs incurred during the three months ended June 30, 2001 were $1,940,000, 26% higher than the expense incurred in the second quarter of 2000. The increase is primarily the result of higher salaries and related payroll expenses due to the addition of personnel attributable to the growth of the Company through the CMS and Mercury Acquisitions.

Interest and Other Income/Expense

Interest expense for the second quarter of 2001 was $6,082,000, a decrease of $690,000 from the comparable 2000 period. The decrease was the result of lower debt levels resulting from debt repayments and a decrease in the interest rate for the Company's credit facility. Other income for the second quarter of 2001 consisted primarily of interest income from invested operating cash balances.

Income Tax Expense

The income tax provision of $2,751,000 was established using an effective U.S. Federal tax rate of 35% and also included a current portion for $60,000 of state income tax expense. Income tax expense increased over the prior year period as a result of increased pretax income over the second quarter of 2000.


                             Summary Financial Data
                 Six Month Periods Ended June 30, 2001 and 2000
\

                                           Six Months Ended June 30,
                                         2001                     2000
                                     ------------            -------------
                                                 (in thousands)
Total operating revenues                 $81,719                 $47,521
Total operating expenses                  47,189                  30,609
Operating income                          34,530                  16,912
Net income                                14,408                   5,047


The Company recorded net income of $14,408,000 ($0.75 per diluted share) in the six months ended June 30, 2001, compared to net income of $5,047,000 ($0.27 per diluted share) in the first half of 2000. The improvement was largely due to the first quarter 2001 production from the CMS Properties acquired March 31, 2000 and higher product prices.

Operating Revenues

Total revenues for the six months ended June 30, 2001 were $81,719,000; an increase of 72% from the $47,521,000 reported for the comparable 2000 period. Higher volumes contributed $17,146,000 of the revenue increase while increased prices added $10,634,000 to revenue. Volume increases were primarily the result of first quarter 2001 production from the CMS Properties acquired March 31, 2000 (approximately 4,000,000 Mcf) and 502,000 Mcf earned from payouts. Other revenue increased $6,418,000 from the prior year period primarily as a result of an increase of $2,383,000 in deferred revenue recognition from the 2000 Section 29 tax credit monetization and revenue of $3,507,000 from the Company's marketing, gas processing and transportation operations which were acquired in the Mercury Acquisition.

Oil, Gas and Related Product Sales

The Company's production volumes, revenues and prices for the six months ended June 30, 2001 and 2000 are detailed as shown below.

                                                             Six Months Ended June 30,
                                                          2001                   2000
                                                    ------------------      -----------------
Average daily sales volume
     Gas - Mcf/d                                                90,383                 66,950
     Oil - Bbls/d                                                3,115                  2,577
     Natural gas liquid ("NGL") - Bbls/d                           571                    434
Product sale revenues (in thousands)
     Natural gas sales                                         $56,240                $33,528
     Oil sales                                                  13,297                  9,074
     NGL sales                                                   2,373                  1,528
                                                    ------------------      -----------------
            Total oil, gas and NGL sales                       $71,910                $44,130
                                                    ==================      =================
Unit prices-including impact of hedges
     Gas price per Mcf                                         $  3.44                $  2.75
     Oil price per Bbl                                         $ 23.59                $ 19.35
     NGL price per Bbl                                         $ 22.95                $ 19.34

Gas sales of $56,240,000 for the first half of 2001 were 68% higher than the $33,528,000 for the comparable 2000 period. Additional volumes of 4,174,000 Mcf contributed $14,351,000 of additional revenue over the first half of 2000. Higher gas volumes were primarily the result of approximately 4,000,000 Mcf in the first quarter 2001 from the CMS Properties acquired March 31, 2000. In addition, 502,000 Mcf are attributable to properties where payouts were identified during the second quarter. Excluding first quarter volumes from CMS Properties and the payout volumes, 2001 sales volumes decreased 329,000 Mcf as a result of delays in the Company's 2001 development drilling program. The delays are the result of backlogged drilling permit processing and drilling rig availability. Average gas prices were $3.44 per Mcf for 2001, $0.69 per Mcf higher than the average price received in the comparable 2000 period. Increased prices added $8,361,000 of revenue in 2001.

Oil sales grew 47% to $13,297,000 for the six months ended June 30, 2001 compared to $9,074,000 in the first six months of 2000. Crude oil production for the 2001 period increased 95,000 barrels over the comparable 2000 period to 564,000 barrels primarily as a result of volumes from the CMS Properties. Additional sales volumes contributed revenue of $2,235,000 over the comparable 2000 period. Average oil sales prices for the first half of 2001 were $23.59 per barrel compared to $19.35 per barrel in the first half of 2000, increasing revenues $1,988,000.

NGL sales of $2,373,000 for the first six months of 2001 increased $845,000 from the comparable 2000 period. Additional NGL volumes, primarily from the CMS Properties, added $561,000 of revenue. NGL prices increased from $19.34 to $22.95 per Bbl and added revenue of $284,000.

Other Revenues

Other revenue of $9,809,000 increased $6,418,000 compared to $3,391,000 in the first half of 2000. Deferred revenue recognition in 2001 from the 2000 Section 29 tax credit monetization was $2,383,000 higher than in the comparable 2000
period.   Revenue from the Company's marketing, gas processing and
transportation operations was $3,507,000. These operations were acquired in the Mercury Acquisition. Also, the Company recorded

$580,000 of revenue from proceeds received in settlement of the 1999 bankruptcy of one of its natural gas purchasers. Total bankruptcy proceeds received were in excess of estimated uncollectible accounts receivable charged to earnings in 1999.

Operating Expenses

Operating expenses for the first half of 2001 were $47,189,000 and 54% higher than the $30,609,000 incurred in the comparable 2000 period. The increase reflects first quarter 2001 volumes from the CMS Properties, expenses associated with the marketing, gas processing and transportation operations added in the Mercury Acquisition and additional Canadian activity during the first six months of 2001. Also included in 2001 were payout expenses and additional general and administrative expenses that were also the result of additional activity associated with the acquisitions.

Oil and Gas Production Costs

Oil and gas production costs for the six month period ended June 30, 2001 were $28,635,000; an increase of $11,995,000, or 72%, from 2000 oil and gas production costs of $16,640,000. Lease operating expenses increased 64%, or $9,176,000, to $23,437,000 reflecting an increase in sales volumes from the comparable 2000 period due primarily to the CMS Properties acquired March 31, 2000, additional workover and compressor maintenance costs of $1,200,000 resulting from higher activity levels, expenses of $810,000 associated with payout volumes, higher Canadian operating expenses of $520,000 due to increased operating activity and cost inflation. Increased sales volumes and higher prices resulted in an increase of $2,819,000, or 118%, in severance tax expense to $5,198,000 for the first half of 2001.

Other Operating Costs

Other operating costs of $652,000 are associated with the marketing, gas processing and transportation operations of Quicksilver. These operations were acquired in the Mercury Acquisition.

Depletion and Depreciation

                                                             Six Months Ended June 30,
                                                           2001                   2000
                                                     -------------------     ------------------
                                                      (In thousands, except per unit amounts)
Depletion                                                   $12,982                $10,764
Depreciation of other fixed assets                            1,465                    548
                                                      -------------------     ------------------
Total depletion and depreciation                            $14,447                $11,312
                                                      ===================     ==================
Average depletion cost per Mcfe                             $  0.64                $  0.70

Depletion and depreciation for the first half of 2001 increased to $14,447,000 from $11,312,000 in the first half of 2000. Depletion increased $2,218,000 primarily as a result of sales volumes associated with the CMS Properties and payout properties. The increase was partially offset by a decrease in the depletion rate. Depreciation increased primarily as a result of the gas processing and transportation assets acquired in the Mercury Acquisition.

General and Administrative Expenses

General and administrative costs incurred during the first six months of 2001 were $4,526,000, 70% higher than the expense incurred in the first half of 2000. Increases include higher salaries and related payroll expenses ($1,310,000), office and building rent expense ($125,000), directors' fees ($150,000), professional fees ($97,000). These increases are related primarily to the growth of the Company through the CMS and Mercury Acquisitions.

Interest and Other Income/Expense

Interest expense for the first half of 2001 was $12,542,000, an increase of $3,655,000 from the comparable 2000 period. The increase was the result of higher debt levels resulting from the CMS Acquisition partially offset by a decrease in the interest rate for the Company's debt under the credit facility. Other income consisted primarily of interest income earned on invested operating cash balances.

Income Tax Expense

The income tax provision of $7,994,000 was established using an effective U.S. Federal tax rate of 35% and also included a current portion for $172,000 of state income tax expense. Income tax expense increased over the prior year period as a result of increased pretax income over the first half of 2000. As of June 30, 2001, the Company had a deferred tax liability of $38,316,000. The decrease in the deferred tax liability over the December 31, 2000 balance is the result of the $17,561,000 deferred tax benefit associated with deferred losses associated with hedge derivatives. The decrease is partially offset by deferred income tax expense of $7,822,000 incurred for 2001.

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

The Company's net cash provided by operations for the six months ended June 30, 2001 was $30,836,000, compared to $12,217,000 for the same period last year. The increase resulted from higher earnings and the increase in working capital required in 2000 from the CMS and Mercury Acquisitions.

The Company's net cash used for investing activities for the six months ended June 30, 2001 was $30,111,000. Investing activities were comprised primarily of additions to oil and gas properties and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through operating cash flow.

The Company's net cash used for financing activities for the six months ended June 30, 2001 was $4,941,000. The Company paid down various loans of $6,151,000 partially offset by $1,000,000 net borrowings under its credit facility during 2001.

Cash from operations for the remainder of 2001 is expected to be sufficient to fund the remaining $25 million of the Company's million 2001 planned capital expenditures.

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

Additionally, Cinnabar Energy Services & Trading, LLC, Quicksilver's wholly owned marketing company, enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales. These contracts typically include fixed price sales or purchases from third parties. At June 30, 2001, approximately 85,000 Mcf of fixed price sales are hedged using floating price swap agreements.

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

Utilization of the Company's hedging program may result in realized natural gas and crude oil prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a result of the financial hedging programs, revenues in the first six months of 2001 and 2000 were $22,237,949 and $4,988,247, respectively, lower than if the hedging program had not been in effect.

The following table summarizes the Company's open financial hedge positions as of June 30, 2001 related to natural gas production.

                                                                                          Weighted Ave
Product             Type             Contract Time Period             Volume              Price per Mcf            Fair Value
----------    ---------------     ------------------------     ------------------     -------------------     -----------------
                                                                                                                 (in thousands)
Gas             Fixed Price           Jul 2001-Apr 2004          7,500 Mcfd                         $2.40              $ (9,568)
Gas             Fixed Price           Jul 2001-Dec 2004          604 Mcfd                           $2.03                (1,107)
Gas             Fixed Price           Jul 2001-Apr 2005          10,000 Mcfd                        $2.79               (11,998)
Gas             Fixed Price           Jul 2001-Apr 2005          10,000 Mcfd                        $2.79               (12,094)
Gas             Fixed Price           Jul 2001-Apr 2005          10,000 Mcfd                        $2.79               (12,094)
Gas             Floating Price           Jul-Aug 2001            50,000 Mcf                                                (104)
Gas             Floating Price           Jul-Aug 2001            35,000 Mcf                                                 (64)
                                                                                                                       --------
                                                                                                    Total              $(47,029)
                                                                                                                       ========

The fair value of fixed price and floating price natural gas financial contracts as of June 30 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the fixed price natural gas financial contract value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

Interest Rate Risk

The Company has interest rate swap agreements covering $75 million of its variable-rate debt through March 31, 2003 that converts the debt floating LIBOR base rate to a 6.72% fixed rate. The fair value of these swaps was a loss of $3,063,377 as of June 29, 2001. Interest expense for the six months ended June 30, 2001 was $401,975 higher as a result of interest rate swaps.

PART II  - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On June 5, 2001, the Company held its 2001 annual meeting of stockholders. The number of shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting were as follows:

Class of Stock      Number of Shares Outstanding       Number of Shares Present
--------------      ----------------------------       ------------------------
Common                      18,603,800                        15,778,663

     At the meeting, Ms. Anne Darden Self and Messrs. Thomas F. Darden, Glenn Darden, D. Randall Kent, Steven M. Morris, W. Yandell Rogers, III and Mark Warner were elected as directors of the Company to serve as a seven member board of directors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the management's nominees as listed in the proxy statement.

     The remaining matters acted upon at the annual meeting were:

     . A proposal to approve the addition of a new article to the Company's restated certificate of incorporation, and corresponding amendments to its bylaws, to provide for the classification of the Company's board of directors into three classes of directors with staggered terms of office and for their removal only for cause and by two-thirds vote of the stockholders;

     . A proposal to approve the addition of a new article to the Company's restated certificate of incorporation, and corresponding amendments to its bylaws, to require that all stockholder action be taken at a stockholders' meeting;

     . A proposal to approve the addition of a new article to the Company's restated certificate of incorporation to require a two-thirds stockholder vote to amend or repeal certain provisions of the Company's restated certificate of incorporation; and

     . Ratification of the appointment by the board of directors of independent public accountants of the Company for the fiscal year ending December 31, 2001.

     Concerning the proposal to approve a classified board of directors, all shares represented at the meeting voted in favor of the proposal, with the exception of 3,955,930 votes against the proposal and 8,545 abstentions. Concerning the proposal to approve that all stockholder action be taken at a stockholders' meeting, all shares represented at the meeting voted in favor of the proposal, with the exception of 3,357,801 votes against the proposal and 9,305 abstentions. Concerning the proposal to approve the two-thirds stockholder vote to amend or repeal certain provisions of the Company's restated certificate of incorporation, all shares represented at the meeting voted in favor of the proposal, with the exception of 3,917,503 votes against the proposal and 49,110 abstentions. All shares represented at the meeting were voted in favor of the ratification of the appointment of the independent public accountants, with the exception of 567,020 votes against the ratification of the appointment and 2,135 abstentions.

ITEM 5.   Other Information

     On July 24, 2001, the Company elected James A. Hughes as an eighth member of its board of directors. Currently, Mr. Hughes is the President and Chief Operating Officer of Enron Global Assets and Services and a member of the Executive Committee of Enron Corp. Enron Global Assets and Services, a wholly-owned subsidiary of Enron Corp., is responsible for all of Enron's wholesale energy infrastructure business outside North America and Europe.

     Prior to his present position, Mr. Hughes held a number of senior management positions with the Enron organization. He also has experience with a major Houston, Texas law firm where he specialized in corporate finance and securities transactions.

     Mr. Hughes received a Juris Doctor degree from the University of Texas at Austin School of Law and obtained a Certificate of Completion in International Business Law from Queen Mary's College, University of London. He holds a Bachelor's of Business Administration degree from the Southern Methodist University, Edwin L. Cox School of Business

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)  Exhibits

     * 3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed June 7, 2001.

     * 3.2     Amendments to the Bylaws of the Company, adopted June 5, 2001.

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

Dated:   August 14, 2001

                        Quicksilver Resources Inc.



                        By:  /s/ Glenn Darden
                             -------------------------------------
                             Glenn Darden
                             President and Chief Executive Officer


                        By:  /s/ Bill Lamkin
                             --------------------------------------
                             Bill Lamkin,
                             Executive Vice President, Chief Financial
                              Official and Secretary