Form 10-Q
period 2001-09-30
QUICKSILVER RESOURCES INC
filed 2001-11-13
CIK 1060990

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


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

     Common Stock, par value                    New York Stock Exchange
         $0.01 per share

       Securities registered pursuant to Section 12 (g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 9, 2001, the registrant had 18,783,023 outstanding shares of its common stock, $0.01 par value.

                          Quicksilver Resources Inc.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----
Item 1.  Financial Statements

    Independent Accountants' Report                                                                           3

    Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000             4

    Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended               5
     September 30, 2001 and 2000

    Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended                     6
     September 30, 2001 and 2000

    Notes to Condensed Consolidated Financial Statements                                                      7


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             11


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        17


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                                         19

  Item 5.  Other Information                                                                                 19

  Item 6.  Exhibits and Reports on Form 8-K                                                                  19

    Signatures                                                                                               20

ITEM 1.   Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the "Company") as of September 30, 2001, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 7, 2001

                                                 Quicksilver Resources Inc.
                                            Condensed Consolidated Balance Sheets
                                    In thousands, except for share and per share amounts

                                                                                  September 30,              December 31,
                                                                                      2001                       2000
                                                                                -----------------          -----------------
ASSETS                                                                             (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                     $     4,718                 $    12,833
    Accounts receivable, net of allowance for doubtful accounts                        28,022                      32,595
    Inventories and other current assets                                                7,609                       2,021
                                                                                -----------------          -----------------
                  Total current assets                                                 40,349                      47,449

INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES                                       14,871                      12,570

PROPERTIES, PLANT AND EQUIPMENT - NET ("full cost")                                   399,031                     374,099

OTHER ASSETS                                                                            4,995                       5,993
                                                                                -----------------          -----------------
                                                                                  $   459,246                 $   440,111
                                                                                =================          =================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                             $       907                 $     4,149
    Accounts payable                                                                   12,257                      12,787
    Accrued derivative losses                                                          11,651                           -
    Accrued liabilities                                                                27,669                      29,578
                                                                                -----------------          -----------------
                  Total current liabilities                                            52,484                      46,514
                                                                                -----------------          -----------------

LONG-TERM DEBT                                                                        238,801                     239,986

UNEARNED REVENUE                                                                       11,871                      18,958

DEFERRED DERIVATIVE LOSSES                                                             12,182                           -

OTHER LONG-TERM LIABILITIES                                                               179                         147

DEFERRED INCOME TAXES                                                                  50,387                      47,748

STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.01; Authorized 10,000,000 shares,
        1 share issued and outstanding                                                      -                           -
    Common stock, $0.01 par value; Authorized 40,000,000 shares,
        22,538,375 and 22,332,950 issued, respectively                                     225                        223
    Paid in capital in excess of par value                                              78,048                     75,544
    Treasury stock of 3,755,352 and 3,765,947 shares, respectively                     (14,694)                   (14,675)
    Retained earnings                                                                   43,207                     25,679
    Accumulated other comprehensive loss                                               (13,444)                       (13)
                                                                                -----------------          -----------------
                  Total stockholders' equity                                            93,342                     86,758
                                                                                -----------------          -----------------
                                                                                  $    459,246                $   440,111
                                                                                =================          =================

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                  Condensed Consolidated Statements of Income
                In thousands, except per share data - Unaudited


                                                 For the Three Months Ended                      For the Nine Months Ended
                                                       September 30,                                   September 30,
                                        ------------------------------------------       ----------------------------------------
                                               2001                    2000                    2001                   2000
                                        -------------------      -----------------       -----------------      -----------------
REVENUES
    Oil, gas and related product sales         $   28,381             $   28,140              $  100,291             $   72,270
    Other revenue                                   3,847                  2,644                  13,656                  6,035
       Total revenues                              32,228                 30,784                 113,947                 78,305
                                        -------------------      -----------------       -----------------      -----------------

 EXPENSES
    Oil and gas production costs                   11,941                  9,618                  40,576                 26,258
    Other operating costs                             196                      -                     848                      -
    Depletion and depreciation                      7,168                  6,283                  21,615                 17,595
    Provision for doubtful accounts                     -                   (279)                 (1,071)                  (279)
    General and administrative                      2,187                  1,612                   6,713                  4,269
                                        -------------------      -----------------       -----------------      -----------------
       Total expenses                              21,492                 17,234                  68,681                 47,843
                                        -------------------      -----------------       -----------------      -----------------

 Operating income                                  10,736                 13,550                  45,266                 30,462

 Other income-net                                    (171)                  (109)                   (585)                  (124)
 Interest expense                                   6,002                  6,526                  18,544                 15,413
                                        -------------------      -----------------       -----------------      -----------------

 Income before income taxes                         4,905                  7,133                  27,307                 15,173

 Income tax expense                                 1,785                  2,366                   9,779                  5,359
                                        -------------------      -----------------       -----------------      -----------------

 NET INCOME                                   $     3,120            $     4,767             $    17,528             $    9,814
                                        ===================      =================       =================      =================


 Net income per share:
    Basic                                     $      0.17            $      0.26             $      0.94             $     0.54
    Diluted                                   $      0.16            $      0.26             $      0.91             $     0.53

 Weighted average common shares:
    Basic                                          18,686                 18,283                  18,623                 18,283
    Diluted                                        19,284                 18,528                  19,170                 18,473

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2001 and 2000
                                 In thousands

                                                                                              2001                    2000
                                                                                        -----------------      ------------------
OPERATING ACTIVITIES                                                                                    (unaudited)
    Net income                                                                               $ 17,528               $   9,814
    Charges and credits to net income not affecting cash
      Depletion and depreciation                                                               21,615                  17,595
      Deferred income taxes                                                                     9,362                   5,873
      Recognition of unearned revenue                                                          (7,087)                 (4,533)
      Other                                                                                       326                   1,190
    Change in assets and liabilities, excluding the effect of the acquisition
      Accounts receivable                                                                       4,573                  (5,719)
      Inventory, prepaid expenses and other                                                    (1,917)                   (710)
      Accounts payable                                                                             13                  (5,822)
      Accrued and other liabilities                                                            (1,877)                 11,200
                                                                                         ------------          --------------
NET CASH FROM OPERATING ACTIVITIES                                                             42,536                  28,888
                                                                                         ------------          --------------

INVESTING ACTIVITIES
    Acquisition of properties and equipment                                                   (46,959)               (173,913)
    Acquisition of pipeline and facilities                                                          -                  (2,469)
    Advances to affiliates                                                                     (1,122)                 (5,221)
    Proceeds from sale of properties                                                               40                     175
                                                                                         ------------          --------------
NET CASH USED FOR INVESTING  ACTIVITIES                                                       (48,041)               (181,428)
                                                                                         ------------          --------------

FINANCING ACTIVITIES
    Notes payable, bank proceeds                                                               10,000                 250,324
    Principal payments on long-term debt                                                      (14,427)               (105,129)
    Monetization of Section 29 tax credits                                                          -                  25,000
    Exercise of stock options and warrants                                                      1,895                       -
    Purchase of treasury stock                                                                    (78)                      -
    Deferred financing and stock registration costs                                                 -                  (5,589)
                                                                                         ------------          --------------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                                  (2,610)                164,606
                                                                                         ------------          --------------

NET INCREASE (DECREASE) IN CASH                                                                (8,115)                 12,066

CASH AT BEGINNING OF PERIOD                                                                    12,833                   2,557
                                                                                         ------------          --------------

CASH AT END OF PERIOD                                                                        $  4,718               $  14,623
                                                                                         ============          ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                            $ 18,457               $  12,545
                                                                                         ============          ==============
    Income taxes paid                                                                        $    297               $     140
                                                                                         ============          ==============
    Treasury shares of 15,095 issued for payment of directors' compensation                  $    100               $       -
                                                                                         ============          ==============
    Common stock of 299,242 shares used for acquisition of Unocal                            $      -               $   2,220
                                                                                         ============          ==============

  The accompanying notes are an integral part of these financial statements.

                          Quicksilver Resources Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Prior period reclassifications have been made for presentations adopted in 2001.

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 gives direction for accounting for goodwill and intangible assets. The Company believes the adoption of this statement will have no impact on its financial statements.

The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 gives guidance for accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the impact of the provisions of SFAS No. 143.

The FASB also issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."   SFAS No.
144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and nine months ended September 30, 2001 and 2000 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine months ended September 30, 2001 and 2000.

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                    ------------------------------     ------------------------------
                                                         2001             2000              2001             2000
                                                    -------------     ------------     -------------     ------------
                                                       (Unaudited, in thousands)          (Unaudited, in thousands)
   Weighted average common shares-basic                  18,404           17,984            18,340           17,984
   Unregistered shares issuable to MGV shareholders         282                -               283                -
   Unregistered shares issuable to Unocal                     -              299                 -              299
                                                         ------           ------            ------           ------
     Total weighted average common shares-basic          18,686           18,283            18,623           18,283

   Potentially dilutive securities
           Stock options                                    495              241               486              186
           Stock warrants                                   103                4                61                4
                                                         ------           ------            ------           ------
   Weighted average common shares-diluted                19,284           18,528            19,170           18,473
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

2. CHANGE IN ACCOUNTING PRINCIPLE - HEDGING

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge criteria are met, the change in a derivative's fair value (for a cash flow hedge) is deferred in stockholder's equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedged transaction is recognized in revenues to the extent the hedge is effective. The ineffective portions of hedge returns are recognized currently in earnings.

All existing derivatives within the Company were identified prior to January 1, 2001. The Company designated, documented and assessed the hedging relationships, all of which are cash flow hedges. These cash flow hedges included all of the 2Company's financial fixed price gas swaps which extend through April 2005 and interest rate swaps which extend through March 2003. Adoption by the Company of the accounting standard as of January 1, 2001 resulted in the recognition of $93.4 million of derivative liabilities with a cumulative effect of $60.3 million after tax as a decrease to other comprehensive income, a component of stockholders' equity.

During the third quarter of 2001, Cinnabar Energy Services & Trading LLC, the Company's wholly owned marketing subsidiary, entered into fixed price firm sales commitments and associated financial floating price swaps which extend through March 2002. The derivative transactions have qualified as fair value hedges and are currently 100% effective in hedging the sales commitments. As a result, the Company recorded an asset of $3,517,000 for the fair value of the firm sales commitments. Additionally, the Company has recorded current assets of $234,000 and current liabilities of $3,751,000 associated with the fair value of the financial floating price swaps.

The change in carrying value of the Company's financial fixed price and floating price gas swaps and interest rate swaps in the Company's balance sheet since January 1, 2001 resulted from a decrease in market prices for natural gas and interest rates. This change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative assets and liabilities reflected as current in the September 30, 2001 balance sheet represent the estimated fair value of contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date. Because present accounting rules do not provide for the accrual of the future cash flow transactions the swaps were designed to hedge, an apparent working capital deficit is created which does not, in management's opinion, accurately depict the Company's true working capital position or its liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. Settlement of the underlying hedged transaction occurs in the following month.

The estimated fair values of all hedge derivatives and the associated fixed price firm sales commitments as of September 30 and January 1, 2001 are provided below. The associated carrying values of these swaps are equal to the estimated fair values for each period presented.

                                                                   September 30,           January 1,
                                                                       2001                  2001
                                                                   --------------       ---------------
                                                                       (Unaudited, in thousands)
          Derivative assets:
            Fixed price firm sales commitments                       $   3,517            $        -
            Floating price natural gas financial swaps                     234                     -
                                                                     ---------            ----------
                                                                     $   3,751            $        -
                                                                     =========            ==========

          Derivative liabilities:
            Fixed price natural gas financial swaps                  $  15,913            $   91,969
            Floating price natural gas financial swaps                   3,751                     -
            Interest rate swaps                                          4,169                 1,443
                                                                     ---------            ----------
                                                                     $  23,833            $   93,412
                                                                     =========            ==========

The fair value of natural gas financial swaps and firm sales commitments as of September 30 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the swaps. The net differential between the prices in each swap and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each swap at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the natural gas financial swap and firm sales commitment fair values do not necessarily represent the value a third party would pay to assume the Company's contract positions.

The fair value of interest rate swaps was based upon third-party estimates of the fair value of such swaps.

3. LONG-TERM DEBT

                                                              September 30, 2001       December 31, 2000
                                                              -------------------      ------------------
                                                                 (Unaudited)
     Long-term debt, in thousands, consists of:
      Notes payable to banks-5.665% and 8.635%
       interest at September 30, 2001 and December 31, 2000       $  182,000                $180,000
      Subordinated Notes-14.75% interest                              53,000                  53,000
      Other                                                            4,708                  11,135
                                                                  ----------                --------
                                                                     239,708                 244,135
     Less current maturities                                            (907)                 (4,149)
                                                                  ----------                --------
                                                                  $  238,801                $239,986
                                                                  ==========                ========

During the nine months ended September 30, 2001, the Company reduced its total debt outstanding through net principal repayments of $4,427,000. Principal repayments included payment in full of the Company's note payable to Compass Bank and MGV Energy Inc.'s note payable to Canadian Imperial Bank of Commerce and other scheduled principal repayments totaling $6,427,000. These repayments were partially offset by $2,000,000 of additional net borrowings under the Company's credit facility.

Quicksilver's credit facility is a three-year revolving credit facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. As of September 30, 2001, the Company's borrowing base was $210 million of which $27.4 million was available. On October 2, 2001, the Company's interest rate was set at 4.475% through January 2, 2002. The loan agreements for the credit facility contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. Additionally, the purchase agreement relating to the Company's subordinated notes contains restrictive covenants, which, among other things, require maintenance of working capital, a collateral coverage ratio and an earnings ratio. The Company currently is in compliance with all such restrictions.

4. UNEARNED REVENUE

On March 31, 2000, the Company conveyed to a bank Section 29 tax credits for 99.5% of the interests acquired from CMS Oil and Gas Company, including the interests in Terra Energy Ltd., in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and were recorded as unearned revenue. Revenue is recognized as reserves are produced. Revenue of $7,087,000 has been recognized in 2001 in other revenue. Revenue of $2,346,000 was recognized in the third quarter of 2001.

5. STOCKHOLDERS' EQUITY

On February 1, 2001, the Company granted incentive stock options covering 46,100 shares of common stock to all eligible employees. These options were granted at an exercise price of $9.80 and vest one year from the date of grant. No compensation expense was recognized at the date of grant as the exercise price was equal to the fair value of the common stock at the date of grant.

On March 8, 2001, 15,095 shares of the Company's common stock, which were held as treasury stock, were issued to non-employee directors in payment of compensation for 2000. During 2001, the Company has issued 85,425 shares of common stock as a result of the exercise of stock options by Company employees. There were stock options covering 196,499 shares of the Company's common stock exercisable at September 30, 2001. During the third quarter of 2001, 120,000 shares of common stock were issued as a result of the exercise of warrants.

Comprehensive Income

                                                             Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                      --------------------------------     --------------------------------
                                                            2001              2000               2001              2000
                                                      --------------      ------------     --------------      ------------
                                                          (Unaudited, in thousands)            (Unaudited, in thousands)
     Net income                                            $ 3,120            $4,767           $ 17,528            $9,814
     Other comprehensive loss, net of tax:
      Adoption of SFAS No. 133 at January 1, 2001                -                 -            (60,304)                -
      Reclassification adjustment - hedge settlements        1,012                 -             15,416                 -
      Change in fixed-price derivative fair value           18,403                 -             31,996                 -
      Change in foreign currency translation adjustment       (355)                -               (539)                -
                                                          --------            ------           --------            ------
     Comprehensive income                                 $ 22,180            $4,767           $  4,097            $9,814
                                                          ========            ======           ========            ======

6.  RELATED PARTY TRANSACTIONS

The Darden Family has effective beneficial ownership of 52.5% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company ("Mercury") and Quicksilver Energy L.C. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company. During the first nine months of 2001, Quicksilver paid $1,232,937 of accounts payable associated with the purchase of assets from Mercury effective July 1, 2000, $608,933 for rent on the Company's headquarters building which is owned by an entity controlled by the Darden Family, and $684,243 for principal and interest on the note payable to Mercury associated with the acquisition of assets from Mercury effective July 1, 2000. At September 30, 2001, Mercury owed Quicksilver $331,317 of accounts receivable and Quicksilver owed Mercury a $2,720,000 note payable.

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

RESULTS OF OPERATIONS


                             Summary Financial Data
             Three Month Periods Ended September 30, 2001 and 2000

                                            Three Months Ended September 30,
                                                2001               2000
                                            -------------      -------------
                                                      (in thousands)
               Total operating revenues          $32,228            $30,784
               Total operating expenses           21,492             17,234
               Operating income                   10,736             13,550
               Net income                          3,120              4,767

The Company recorded net income of $3,120,000 ($0.16 per diluted share) in the three months ended September 30, 2001, compared to net income of $4,767,000 ($0.26 per diluted share) in the third quarter of 2000. The reduction was largely due to lower product prices and increased operating expenses.

Operating Revenues

Total revenues for the three months ended September 30, 2001 were $32,228,000; an increase of 5% from the $30,784,000 reported for the three months ended September 30, 2000. Higher volumes contributed a $2,091,000 revenue increase partially offset by a $1,850,000 revenue decrease due to lower prices. Other revenue increased $1,203,000 from the prior year period primarily as a result of revenue from the Company's marketing, gas processing and transportation operations.

Oil, Gas and Related Product Sales

The Company's production volumes, revenues and prices for the three months ended September 30, 2001 and 2000 are detailed as shown below.

                                                        Three Months Ended September 30,
                                                             2001                2000
                                                        --------------      -------------
               Average daily sales volume
                 Gas - Mcf/d                                89,161                75,841
                 Oil - Bbls/d                                2,787                 3,311
                 Natural gas liquid ("NGL") - Bbls/d           379                   462
               Product sale revenues (in thousands)
                 Natural gas sales                         $22,069               $20,343
                 Oil sales                                   5,672                 6,840
                 NGL sales                                     640                   957
                                                           -------               -------
                    Total oil, gas and NGL sales           $28,381               $28,140
                                                           =======               =======

               Unit prices-including impact of hedges
                 Gas price per Mcf                         $  2.69               $  2.92
                 Oil price per Bbl                         $ 22.12               $ 22.45
                 NGL price per Bbl                         $ 18.37               $ 22.53

Gas sales of $22,069,000 for the third quarter of 2001 were 8% higher than the $20,343,000 for the comparable 2000 period. Additional volumes of 1,225,000 Mcf contributed $3,297,000 of additional revenue over the third quarter of 2000. Increased gas volumes include approximately 122,000 Mcf from Indiana properties acquired from Mercury Exploration Company ("Mercury") and from Dominion Reserves-Indiana Inc. ("Dominion") in the fourth quarter of 2000. Approximately 61,000 Mcf were added from the Bindloss area acquired in early 2001 by MGV Energy Inc. ("MGV"), Quicksilver's wholly owned Canadian subsidiary. Additional production of approximately 814,000 Mcf are the result of the Company's 2001 capital expenditures and includes adjustments for new production from previous periods not quantified as of June 30, 2001. These production increases were partially offset by natural production declines on existing production. Average gas prices were $2.69 per Mcf for 2001, $0.23 per Mcf lower than the average price received in the 2000 three-month period. Decreased prices reduced revenue by $1,571,000 in the third quarter of 2001.

Oil sales decreased 17% to $5,672,000 for the three months ended September 30, 2001 compared to $6,840,000 in the third quarter of 2000. Crude oil production for the 2001 period decreased 48,000 barrels over the third quarter of 2000 to
256,000 barrels due to natural production declines.   The decrease reduced
revenue by $1,066,000 over the comparable 2000 period.   Average oil prices for
the third quarter of 2001 were $22.12 per barrel compared to $22.45 per barrel in the prior year period.

Other Revenues

Other revenue of $3,847,000 increased $1,203,000 compared to $2,644,000 in the third quarter of 2000. The increase was attributable to $1,191,000 of revenue from the Company's marketing, gas processing and transportation activities. These operations were acquired in the Mercury acquisition.

Operating Expenses

Third quarter operating expenses for 2001 were $21,492,000 and 25% higher than the $17,234,000 incurred in the third quarter of 2000. Third quarter 2001 expense increase was partially due to higher sales volumes, increased well counts and increased field and production office personnel and associated costs. Higher general and administrative expenses were the result of additional personnel required for the acquisitions.

Oil and Gas Production Costs

Oil and gas production costs increased $2,323,000, or 24%, from third quarter 2000 expenses of $9,618,000. Third quarter 2001 lease operating expenses increased 36%, or $2,741,000, to $10,374,000. Higher sales volumes contributed approximately $875,000 additional expense over 2000. The remainder of the increase is the result of a higher well counts and an increase in field and production office personnel and associated costs. Lower prices partially offset by higher production volumes resulted in a $418,000 decrease, or 21%, in severance tax expense to $1,567,000 for the third quarter of 2001.

Other Operating Costs

Other operating costs of $196,000 are associated with the marketing, gas processing and transportation operations of Quicksilver. These operations were acquired in the Mercury acquisition.

Depletion and Depreciation

                                                          Three Months Ended September 30,
                                                                2001                2000
                                                           ---------------     ------------
                                                       (In thousands, except per unit amounts)
               Depletion                                        $6,382              $5,990
               Depreciation of other fixed assets                  786                 293
                                                           ---------------     -------------
               Total depletion and depreciation                 $7,168              $6,283
                                                           ===============     =============
               Average depletion cost per Mcfe                  $ 0.64              $ 0.66

Third quarter 2001 depletion and depreciation increased to $7,168,000 from $6,283,000 in the third quarter of 2000. Depletion increased $571,000 as a result of increased sales volumes partially offset by a $179,000 decrease due to lower depletion rates. Depreciation increased primarily as a result of the gas processing and transportation assets acquired in the Mercury acquisition.

General and Administrative Expenses

General and administrative costs incurred during the three months ended September 30, 2001 were $2,187,000, 36% higher than the expense incurred in the third quarter of 2000. The increase is primarily the result of personnel costs for 2001 bonus and 401-K contributions of approximately $286,000. Contract labor expense was approximately $112,000 higher than the 2000 period. The remainder is the result of annual salary increases and additional personnel headcount.

Interest and Other Income/Expense

Interest expense for the third quarter of 2001 was $6,002,000, a decrease of $524,000 from the comparable 2000 period. The decrease was the result of lower debt levels resulting from debt repayments and a decrease in the interest rate for the Company's credit facility.

Income Tax Expense

The income tax provision of $1,785,000 was established using an effective U.S. Federal tax rate of 35% and also included a current portion for $249,000 for federal alternative minimum tax ("AMT") and state income tax expense. Income tax expense decreased over the prior year period as a result of decreased pretax income.


                             Summary Financial Data
              Nine Month Periods Ended September 30, 2001 and 2000

                                                Nine Months Ended September 30,
                                                    2001                2000
                                                ------------       ------------
                                                        (in thousands)
               Total operating revenues           $113,947             $78,305
               Total operating expenses             68,681              47,843
               Operating income                     45,266              30,462
               Net income                           17,528               9,814

The Company recorded net income of $17,528,000 ($0.91 per diluted share) in the nine months ended September 30, 2001, compared to net income of $9,814,000 ($0.53 per diluted share) in the comparable 2000 period. The improvement was largely due to the production volumes from acquisitions in 2000 and early-2001 and higher product prices.

Operating Revenues

Total revenues for the nine months ended September 30, 2001 were $113,947,000; an increase of 46% from the $78,305,000 reported for the comparable 2000 period. Higher volumes contributed $18,664,000 of the revenue increase while increased prices added $9,357,000 to revenue. Volume increases were primarily the result of production from properties acquired during 2000 and early 2001 (approximately 4,802,000 Mcfe), 540,000 Mcfe earned from payouts and related to prior years' production and 1,119,000 Mcfe associated with 2001 capital expenditures partially offset by production declines on existing production. Other revenue increased $7,621,000 from the 2000 period primarily as a result of an increase of $2,554,000 in deferred revenue recognition from the 2000 Section 29 tax credit monetization and revenue of $4,800,000 from the Company's marketing, gas processing and transportation operations which were acquired in the Mercury acquisition.

Oil, Gas and Related Product Sales

The Company's production volumes, revenues and prices for the nine months ended September 30, 2001 and 2000 are detailed as shown below.

                                                          Nine Months Ended September 30,
                                                              2001               2000
                                                          -------------      ------------
               Average daily sales volume
                 Gas - Mcf/d                                 89,971              69,935
                 Oil - Bbls/d                                 3,004               2,823
                 Natural gas liquid ("NGL") - Bbls/d            506                 443
               Product sale revenues (in thousands)
                 Natural gas sales                         $ 78,309             $53,871
                 Oil sales                                   18,969              15,914
                 NGL sales                                    3,013               2,485
                                                          ---------            --------
                    Total oil, gas and NGL sales           $100,291             $72,270
                                                          =========            ========
               Unit prices-including impact of hedges
                 Gas price per Mcf                         $   3.19             $  2.81
                 Oil price per Bbl                         $  23.13             $ 20.57
                 NGL price per Bbl                         $  21.79             $ 20.46

Gas sales of $78,309,000 for the first nine months of 2001 were 45% higher than the $53,871,000 for the comparable 2000 period. Additional volumes of 5,400,000 Mcf contributed $17,216,000 of additional revenue over the 2000 period. Higher gas volumes were primarily the result of approximately 3,994,000 Mcf in the first quarter 2001 from the CMS properties acquired March 31, 2000, approximately 354,000 Mcf from the Indiana properties acquired in the fourth quarter of 2000 and 106,000 Mcf from the MGV Bindloss properties acquired in early 2001. An additional 540,000 Mcf are attributable to prior year production on properties where payouts were identified during the second quarter. Capital expenditures for drilling, recompletions and workovers in 2001 resulted in a
1,035,000 Mcf increase in sales volumes.   These increases are offset by natural
production declines on existing production.   Through September 30, 2001, the
Company has drilled 80.9 net Antrim wells and 1 net Prairie du Chien well in Michigan, 13 net Indiana wells and 13.6 net Canadian wells in existing producing areas. Additionally, the Company successfully recompleted 80.2 net wells during
2001.   Average gas prices were $3.19 per Mcf for 2001, $0.38 per Mcf higher than the average price received in 2000. Increased prices added $7,222,000 of revenue in 2001.

Oil sales grew 19% to $18,969,000 for the nine months ended September 30, 2001 compared to $15,914,000 in the first nine months of 2000. Crude oil production for the 2001 period increased 47,000 barrels over the 2000 period to 820,000 barrels primarily as a result of 58,000 barrels from the CMS properties partially offset by production declines on existing production. Additional sales volumes contributed revenue of $1,080,000 over the comparable 2000 period. Average oil sales prices for the 2001 period were $23.13 per barrel compared to $20.57 per barrel in 2000, increasing revenues $1,975,000.

NGL sales of $3,013,000 for the first nine months of 2001 increased $528,000 from the 2000 period primarily as a result of additional NGL volumes from the CMS properties.

Other Revenues

Other revenue of $13,656,000 increased $7,621,000 compared to $6,035,000 in the first nine months of 2000. Deferred revenue recognition in 2001 from the 2000
Section 29 tax credit monetization was $2,554,000 higher than in 2000.   Revenue
from the Company's marketing, gas processing and transportation operations was $4,800,000. These operations were acquired in the Mercury acquisition. Also, the Company recorded $580,000 of revenue from proceeds received in settlement of the 1999 bankruptcy of one of its natural gas purchasers. Total bankruptcy proceeds received were in excess of estimated uncollectible accounts receivable charged to earnings in 1999.

Operating Expenses

Operating expenses for the nine months of 2001 were $68,681,000 and 44% higher than the $47,843,000 incurred in 2000. The increase reflects additional volumes from the acquisition properties, prior period payout expenses, additional Canadian activity and expenses associated with the marketing, gas processing and
transportation operations added in the Mercury acquisition.   Also included in
the 2001 increase was additional general and administrative expense that was the result of higher activity levels associated with the acquisitions.

Oil and Gas Production Costs


Oil and gas production costs for the nine month period ended September 30, 2001 were $40,576,000; an increase of $14,318,000, or 55%, from 2000 oil and gas production costs of $26,258,000. Lease operating expenses increased 54%, or $11,918,000, to $33,811,000. Increased sales volumes from 2000 acquisitions, prior year payouts and other production increases resulted in approximately
$6,360,000 of additional production expense.   Higher levels of compressor
maintenance and well workovers, increased well counts and additional field and production office personnel accounted for the balance of the increase.
Increased sales volumes and higher prices resulted in an increase of $2,400,000, or 55%, in severance tax expense to $6,765,000 for the first nine months of 2001.

Other Operating Costs

Other operating costs of $848,000 are associated with the marketing, gas processing and transportation operations of Quicksilver. These operations were acquired in the Mercury acquisition.

Depletion and Depreciation

                                                      Nine Months Ended September 30,
                                                         2001                 2000
                                                      -----------        ------------
                                                   (In thousands, except per unit amounts)
               Depletion                                $19,364               $16,754
               Depreciation of other fixed assets         2,251                   841
                                                        -------               -------
               Total depletion and depreciation         $21,615               $17,595
                                                        =======               =======
               Average depletion cost per Mcfe          $  0.64               $  0.68

Depletion and depreciation for the nine months of 2001 increased to $21,615,000 from $17,595,000 in 2000. Depletion increased $3,692,000 as a result of increased sales volumes, partially offset by a $1,082,000 decrease due to lower depletion rates. Depreciation increased primarily as a result of the gas processing and transportation assets acquired in the Mercury Acquisition.

General and Administrative Expenses

General and administrative costs incurred during the first nine months of 2001 were $6,713,000, which was $2,444,000 higher than the 2000 period. The increase was primarily the result of higher bonus and 401-K contribution amounts of $1,509,000 and additional contract labor expense of $235,000. The Company also incurred expense associated with stock exchange fees relating to the Company's listing on the New York Stock Exchange of approximately $124,000. Annual salary increases and increased personnel headcount account for the remaining expense increase.

Interest and Other Income/Expense

Interest expense for the nine months ended September 30, 2001 was $18,544,000, an increase of $3,131,000 from the comparable 2000 period. The increase was the result of higher debt levels resulting from the CMS acquisition partially offset by a decrease in the interest rate for the Company's debt under the credit facility. Other income consisted primarily of interest income earned on invested operating cash balances.

Income Tax Expense

The income tax provision of $9,779,000 was established using an effective U.S. Federal tax rate of 35% and also included a current portion for $417,000 for federal AMT and state income tax expense. Income tax expense increased over the prior year period as a result of increased pretax income. As of September 30, 2001, the Company had a deferred tax liability of $50,387,000. The increase in the deferred tax liability over the December 31, 2000 balance is the result of deferred income tax expense of $9,362,000 incurred for 2001. The increase is partially offset by the $7,029,000 deferred tax benefit related to deferred losses associated with hedge derivatives.

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

The Company's net cash provided by operations for the nine months ended September 30, 2001 was $42,536,000, compared to $28,888,000 for the same period last year. The increase resulted from higher earnings and changes in working capital.

The Company's net cash used for investing activities for the nine months ended September 30, 2001 was $48,041,000. Investing activities were comprised primarily of additions to oil and gas properties and, to a lesser extent, exploration and additions of field service assets. The Company's activities have been financed through operating cash flow.

The Company's net cash used for financing activities for the nine months ended September 30, 2001 was $2,610,000. The Company reduced its debt by $4,427,000 through the repayment of various loans of $6,427,000 partially offset by $2,000,000 of net borrowings under its credit facility during 2001 and $1,895,000 received from the exercise of stock options and warrants during 2001.

Cash from operations and additional borrowings under the Company's credit facility during the remainder of 2001 will fund the remaining $13 million of the Company's million 2001 planned capital expenditures.

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

Commodity Price Risk

The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and
fixed price swaps.   Quicksilver sells approximately 35,000 Mcf/day of natural
gas under long-term fixed price contracts at $2.48/Mcf through March 2009. Approximately 25% of the volumes sold under these contracts are third-party volumes controlled by the Company. Approximately 38,104 Mcf/day of its equity natural gas production is hedged using fixed price swap agreements. As a result, the Company benefits from significant predictability of its natural gas revenues.

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

Cinnabar Energy Services & Trading, LLC, Quicksilver's wholly owned marketing company, also enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales. These contracts typically include fixed price sales or purchases from third parties. At September 30, 2001, approximately 20,000 Mcfd of fixed price sales through March 2002 and an additional 20,000 Mcfd of October 2001 fixed price sales are hedged using NYMEX price and Michigan basis swap agreements. As a result of these firm sales commitments and associated financial floating price swaps, the hedge derivatives have qualified as fair value hedges and are currently 100% effective in hedging the sales commitments. The Company recorded an asset of $3,517,000 for the fair value of the firm sales commitments. Additionally, the Company has recorded current assets of $234,000 and current liabilities of $3,751,000 associated with the fair value of the financial floating price swaps.

Utilization of the Company's hedging program may result in realized natural gas and crude oil prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a result of the financial hedging programs, oil and gas revenues in the first nine months of 2001 and 2000 were $22,948,001 and $12,343,627, respectively, lower than if the hedging program had not been in effect. Marketing revenues were $590,780 lower than if the hedging program had not been in effect.

The following table summarizes the Company's open financial hedge positions and associated firm sales commitment as of September 30, 2001 related to natural gas production and marketing.

                                                                                          Weighted Ave
Product             Type             Contract Time Period             Volume              Price per Mcf            Fair Value

----------    ---------------     ------------------------     ------------------     -------------------     -----------------

                                                                                                                 (in thousands)
Gas             Fixed Price           Oct 2001-Apr 2004           7,500 Mcfd                        $2.40              $ (4,149)
Gas             Fixed Price           Oct 2001-Dec 2004             604 Mcfd                        $2.03                  (582)
Gas             Fixed Price           Oct 2001-Apr 2005          10,000 Mcfd                        $2.79                (3,666)
Gas             Fixed Price           Oct 2001-Apr 2005          10,000 Mcfd                        $2.79                (3,758)
Gas             Fixed Price           Oct 2001-Apr 2005          10,000 Mcfd                        $2.79                (3,758)
                                                                                                                       --------
                                                                                  Total fixed price swaps              $(15,913)

Gas             Fixed Price                Oct 2001              20,000 Mcfd                        $3.05                   654
Gas             Fixed Price           Oct 2001-Mar 2002          20,000 Mcfd                        $3.52                 2,863
Gas             Floating Price             Oct 2001              20,000 Mcfd                                               (744)
Gas             Floating Price        Oct 2001-Mar 2002          20,000 Mcfd                                             (3,007)
Gas             Floating Basis             Oct 2001              20,000 Mcfd                                                 90
Gas             Floating Basis        Oct 2001-Mar 2002          20,000 Mcfd                                                144
                                                                                                                       --------
                                         Total floating price swaps and associated firm sales commitments              $      -
                                                                                                                       --------

                                                                                              Grand total              $(15,913)
                                                                                                                       ========

The fair value of fixed price and floating price natural gas financial contracts and associated firm sales commitments as of September 30, 2001 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. The determination of market prices for natural gas beyond a two-year horizon is subject to significant judgment and estimation. As a result, the natural gas financial swap and firm sales commitment fair value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

Interest Rate Risk

The Company has interest rate swap agreements covering $75 million of its variable-rate debt through March 31, 2003 that converts the debt floating LIBOR base rate to a 6.72% fixed rate. The fair value of these swaps was a loss of $4,168,906 as of September 28, 2001. Interest expense for the nine months ended September 30, 2001 was $963,845 higher as a result of interest rate swaps.

PART II  - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

        On August 31, 2001, the Company issued 120,000 shares of its common stock for total cash consideration of $1,500,000, or $12.50 per share. The shares were issued as a result of the exercise of warrants to purchase common stock held by Mercury Exploration Company, Lucy Darden and Anne Darden Self. Mercury purchased 100,000 of the shares and Ms. Darden and Ms. Self each purchased 10,000 of the shares. The issuances were deemed exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act.

ITEM 5.  Other Information

        The Company's common stock commenced trading on the New York Stock Exchange on October 22, 2001, under the same ticker symbol as previously utilized on the American Stock Exchange "KWK". The Company's common stock is no longer traded on the American Stock Exchange.

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

Dated:  November 13, 2001

                              Quicksilver Resources Inc.



                              By: /s/ Glenn Darden
                                 ------------------------------------------
                                      Glenn Darden
                                      President and Chief Executive Officer


                              By: /s/ Bill Lamkin
                                 ------------------------------------------
                                      Bill Lamkin,
                                      Executive Vice President, Chief Financial
                                      Official and Secretary