Form 10-K
period 2001-12-31
QUICKSILVER RESOURCES INC
filed 2002-03-25
CIK 1060990

================================================================================

                                      10K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                       Commission file number: 001-14837

                               -----------------

                          QUICKSILVER RESOURCES INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 75-2756163
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                         777 West Rosedale, Suite 300,
                            Fort Worth, Texas 76104
              (Address of principal executive offices) (Zip Code)
      Registrants' telephone number, including area code: (817) 665-5000

                               -----------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of each exchange
                 Title of each class       on which registered
                 -------------------      ---------------------
               Common Stock, par value   New York Stock Exchange
                   $0.01 per share

       Securities registered pursuant to Section 12 (g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Documents incorporated by reference: Proxy statement of Quicksilver Resources Inc. relating to the annual meeting of stockholders to be held on June 4, 2002, which is incorporated into Part III of this Form 10-K.

   As of March 1, 2002, 19,170,151 shares of common stock of Quicksilver Resources Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Quicksilver Resources Inc. was approximately $173,080,605 based on the New York Stock Exchange composite trading closing price of $20.17 on March 1, 2002, and using the definition of beneficial ownership contained in Rule 16a-1(a) (2) promulgated pursuant to the Securities Exchange Act of 1934.

================================================================================

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                     For the Year Ended December 31, 2001

                                                                                               Page
                                                                                               ----

Part I
Item 1   Business of Quicksilver..............................................................   3
Item 2.  Description of Properties............................................................   8
Item 3.  Legal Proceedings....................................................................  14
Item 4.  Submission of Matters to a Vote of Security Holders..................................  14

Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  15
Item 6.  Selected Financial Data..............................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  28
Item 8.  Financial Statements and Supplementary Data..........................................  31
Item 9   Change in and Disagreements with Accountants on Accounting and Financial Disclosure..  62

Part III
Item 10  Directors and Executive Officers of the Registrant...................................  62
Item 11. Executive Compensation...............................................................  64
Item 12. Security Ownership Of Certain Beneficial Owners And Management.......................  64
Item 13. Certain Relationships and Related Transactions.......................................  64

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  64

         SIGNATURES...........................................................................  65

   In this report, the terms "Quicksilver", "we", "our" and "us" refer to Quicksilver Resources Inc. and, where appropriate, to our predecessors Mercury Exploration Company; Quicksilver Energy L.C.; Michigan Gas Partners Limited Partnership; and MSR Exploration Ltd.

   Quantities of natural gas are expressed in this report in terms of thousand cubic feet ("Mcf"), million cubic feet ("MMcf") or billion cubic feet ("Bcf"). Oil and natural gas liquids are quantified in terms of barrels ("Bbl") or thousands of barrels ("MBbl"). Oil and natural gas liquids are compared to natural gas in terms of thousands of cubic feet of natural gas equivalent ("Mcfe"), millions of cubic feet of natural gas equivalent ("Mmcfe") or billions of cubic feet of natural gas equivalent ("Bcfe"). One barrel of oil or natural gas liquids is the energy equivalent of six Mcf of natural gas. Natural gas volumes also may be expressed in terms of one million British thermal units ("Mmbtu"), which is approximately equal to one Mcf. Daily oil and gas production is signified by the addition of the letter "d" to the end of the terms defined above. With respect to information relating to working interests in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the working interest we own. Unless otherwise specified, all reference to wells and acres are gross.

                                    PART I

ITEM 1.  Business of Quicksilver

   We are an independent oil and gas company engaged in the acquisition, development, exploration, production and sale of natural gas, crude oil and natural gas liquids. We also engage in the gathering, processing and transmission of natural gas. We pursue our business through the acquisition and development of oil and gas mineral leases, gas gathering systems and producing natural gas and crude oil properties. Based upon the specifics of each mineral lease, as well as geological and engineering interpretations, we develop our inventory of leases by drilling wells, redrilling wells or recompleting existing wells located on those leases for the recovery of the oil and gas reserves located there. We currently have an interest in natural gas and crude oil mineral leases, a pipeline transmission system, gas gathering and processing facilities and wells producing hydrocarbons that are located principally in the states of Michigan, Wyoming, Montana, and Indiana as well as Canada. We evaluate other opportunities for the development of oil and gas reserves and related assets as they become available and, under certain circumstances, may explore opportunities in regions other than those in which we are currently involved.

   We market our own product through our wholly owned subsidiary, Cinnabar Energy Services & Trading, LLC, which also buys and markets third party gas. We own a 65% interest in Voyager Compression Services, LLC, which sells and services compressors, primarily in Michigan. We are a major customer of Voyager.

   We are not a user or refiner of the natural gas or crude oil we produce, except when related to the operation of wells that produce natural gas. Once extracted from the ground, we either deliver the production to a pipeline gathering system, in the case of natural gas and natural gas liquids, or store the crude oil in storage tanks located close to the producing field for collection by oil purchasers.

   We own or hold interests in over 5,100 producing wells and are operator of 41% of those wells. We also hold interests in properties that contain proved undeveloped natural gas and crude oil reserves that require additional drilling, workovers, water flooding or other forms of enhancement in order to become productive.

   On properties we operate, we control capital expenditures and the timing of all field activities and strive to manage producing properties to maximize economic production over the life of the properties through a combination of development well drilling, existing well recompletions and workovers and enhanced recovery operations. We use advanced drilling technologies to minimize costs and perform regular operational reviews to minimize operating expenses.

   We continually evaluate producing property acquisition opportunities and may increase our total annual capital expenditures depending upon our success in identifying and completing attractive acquisitions. No major acquisitions were made during 2001.

Business Strategy

   Our business strategy focuses on achieving growth in value per share through profitability. We accomplish this by (i) pursuing low-cost development projects within our existing property base, (ii) pursuing selective complementary acquisitions of high-quality, long-lived producing properties with the potential for operating cost reductions, (iii) focusing on our expertise developed in production from unconventional natural gas resources, (iv) managing exposure to commodity price volatility through a hedging program and fixed price contracts and (v) pursuing limited low-risk exploration drilling projects.

  Low-cost Development of Existing Property Base

   A principal component of our strategy is to increase production and reserves through aggressive management of operations and low-risk development drilling. Our principal properties possess geological and reservoir characteristics that make them well suited for production increases through exploitation activity and development drilling. We initiate projects to reduce operating costs and increase production through the repair and upgrading of lifting equipment; the redesign of equipment to improve production from different zones; the modification of gathering and other surface facilities; and the conduct of restimulations and recompletions. Through these and other techniques, we regularly review operations and mechanical data on operated properties to determine if actions can be taken to profitably increase reserves and production.

  Pursuit of Selective Complementary Acquisitions

   We seek to acquire operated, long-lived producing properties that present opportunities to profitably increase oil and gas reserves and production levels through the implementation of technically advanced reservoir management techniques and the reduction of expenses through the consolidation and active management of field operations. We target acreage that will expose us to high potential prospects located in areas that are geologically similar to neighboring areas with large developed fields. We believe that we will be able to continue this cost-effective acquisition strategy over the long term.

  Focus on Unconventional Gas Reserves

   Conventional or traditional reservoirs produce gas at commercial flow rates with minimal stimulation requirements. Unconventional reservoirs, the opposite of traditional, will not produce at commercial flow rates unless the formation is successfully stimulated. The most successful form of stimulation is usually hydraulic fracturing. Unconventional gas resources play an important role in the production of natural gas and are the largest remaining natural gas resources in North America. Natural gas produced from shale, coal beds and tight sands are included in the unconventional gas resource category. The majority of our Michigan production is from the Antrim shale where we or our predecessors have been an active driller and producer for over ten years. Our Antrim shale activity has allowed us to develop a technical and operational expertise in the acquisition, development and production of unconventional natural gas reserves. We will continue to focus on unconventional natural gas resources in order to use our developed expertise.

  Management of Product Price Risk

   We are focused on growing our oil and gas operations while minimizing the effect of commodity price swings on net income and cash flow from operations. To help ensure a level of predictability in the prices received for our natural gas and crude oil production and, therefore, the resulting cash flow, we have entered into natural gas sales contracts with up to seven years remaining as well as financial hedges that cover approximately 74% of our natural gas production, or 60% of our total production. The commodity risk management strategy helps to ensure a predictable, base level of cash flow which allows us to execute drilling and exploitation programs, meet debt service requirements and pursue acquisition opportunities even in times of weakness in the prices of natural gas and crude oil.

  Participation in Exploratory Drilling Projects

   We will continue to focus the bulk of our activities on lower risk exploitation activity and development drilling. We may, however, allocate future capital expenditures to target high potential exploratory projects with low financial risk. In particular, we anticipate pursuing exploratory and follow-on development and exploitation drilling in areas which are believed to be attractive prospects for unconventional gas projects including shales, coal bed methane and tight sands gas, to which our technical and operational expertise is well suited. Whenever possible, we will seek to fund the initial higher-risk portion of capital expenditures associated with the exploration phase of these projects through farm outs to larger, better capitalized industry participants while maintaining the ability to participate in any subsequent lower risk development and exploitation activities.

Acquisitions

  CMS Acquisition

   On March 31, 2000, we acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition") for $164 million. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells. Proved reserves attributed to the CMS Properties include 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe. Approximately 80% of the proved reserve volumes were classified as proved developed. This acquisition doubled our revenues, and was financed through additional borrowings and a monetization of tax credits.

  Mercury Acquisition

   Effective July 31, 2000, we purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company from, Mercury Exploration Company ("Mercury"), a related party. The assets purchased included all the capital stock of Mercury Michigan, Inc. ("MMI"), 65% of the capital stock of Voyager Compression Services, LLC ("Voyager") and gas and oil properties located in Indiana and Kentucky (See Dominion Indiana Acquisition below). MMI is a gas processing company, which gathers and processes approximately 75 million cubic feet of natural gas per day, and which owns fifty percent each of Beaver Creek Pipeline, LLC ("Beaver Creek") and Cinnabar Energy Services & Trading, LLC ("Cinnabar"). We now own 100% of Beaver Creek and Cinnabar. Voyager sells, installs, repairs, and maintains compression equipment for the natural gas industry.

  Dominion Indiana Acquisition

   On September 26, 2000, we purchased substantially all of the interests in producing gas wells, related gathering systems and fifty percent in undeveloped leasehold acres owned by Dominion Reserves-Indiana, Inc. for $2.2 million. We acquired the remaining interests in these properties located in Indiana and Kentucky from Mercury effective July 1, 2000.

  MGV Energy Inc.

   In December 2000, MGV Energy Inc. ("MGV"), our Canadian subsidiary, announced the formation of a joint venture with PanCanadian Energy Corporation, formerly PanCanadian Petroleum Limited, ("PanCanadian") to explore for and develop coal bed methane reserves on over 1 million acres of PanCanadian lands. The exploration project, which initially focuses on PanCanadian's Palliser block in southern Alberta, began in December of 2000. During 2001, MGV also entered into a joint venture agreement with Conoco, Inc. to explore for and develop natural gas lands in central Alberta. On December 22, 2000, we acquired the remaining minority interest in MGV we did not own for the equivalent of 283,669 shares of our common stock in the form of MGV exchangeable shares.

Marketing

   The natural gas produced from our domestic properties is marketed for us by Cinnabar under existing long-term sales contracts and short-term wholesale spot market sales. Oil production is sold at local prices to the principal purchasers of crude oil in the respective areas of operations. Cinnabar also buys gas from and provides marketing services for third party producers.

   Cinnabar sells the oil and gas to creditworthy counter parties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. Cinnabar is not confined to or dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of a single purchaser in areas in which Cinnabar sells its production would not materially affect our product values. During 2001, four purchasers accounted for approximately 16.7%, 16.4%, 16.1% and 12.8%, respectively, of our total consolidated oil and gas sales.

Competition

   We encounter substantial competition in acquiring oil and gas leases and properties, marketing oil and gas, securing personnel and conducting our drilling and field operations. Many competitors have financial and other resources, which substantially exceed ours. The competitors in development, exploration, acquisitions and production include the major oil companies as well as numerous independents, individual proprietors and others. Resources of our competitors may enable them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects. Our ability to replace and expand our reserve base in the future through acquisition will be dependent upon our ability to select and acquire suitable producing properties and prospects for future drilling.

   Our acquisitions have been financed through debt and internally generated cash flow. There is competition for capital to finance oil and gas acquisitions and drilling. Our ability to obtain such financing is uncertain and can be affected by numerous factors beyond our control. The inability to raise capital in the future could have an adverse effect on our business.

Governmental Regulation

   Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

   Our oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial civil and criminal penalties. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas; require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from our operations. In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects our profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our operations and financial position, as well as the industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, and we have not experienced any materially adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies; it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on us.

   Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as on the industry in general. Compliance with environmental requirements generally could have a materially adverse effect upon our capital expenditures, earnings or competitive position. Although we have not experienced any materially adverse effect from compliance with environmental requirements, no assurance may be given that this will continue in the future.

   The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal effluent limitations guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and we believe that these costs will not have a materially adverse impact on our financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

   The Resource Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, we do not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

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

   In Canada, the oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties.

   In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act (AEPEA) since September 1, 1993. In addition to replacing a variety of older statutes, which related to environmental matters, AEPEA also imposes certain environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations.

Employees

   As of March 1, 2002, we had 253 full time employees and 5 part time employees, including officers.

ITEM 2.  Description of Properties

Location and Characteristics

   We own significant oil and gas production interests in the following geographic areas:

  Michigan

                                  Reserve Data as of December 31, 2001  Average Daily Production for 2001
                                 ------------------------------------- ---------------------------------
                                   Gas       Oil       NGL      Total    Gas      Oil      NGL     Total
                                  (Bcf)     (Mbbl)    (Mbbl)    (Bcfe)  (Mmcf)   (Bbls)   (Bbls)  (Mmcfe)
                                 -----      ------    ------    ------  ------   ------   ------ -------
Producing Formation:
   Antrim Shale...............    464.4        --        --      464.4    58.0     --       --      58.0
   Prairie du Chien and Other.     54.9       3.7       1.4       85.6    25.8    1,410     346     36.3
                                  -----       ---       ---      -----    ----    -----     ---     ----
       Total..................    519.3       3.7       1.4      550.0    83.8    1,410     346     94.3
                                  =====       ===       ===      =====    ====    =====     ===     ====

   Michigan has very favorable natural gas supply/demand characteristics as Michigan has been importing an increasing percentage of its natural gas, and currently imports approximately 75% of its demand. This supply/demand situation generally allows Michigan producers to sell their natural gas at a slight premium to typical industry benchmark prices. It also provides opportunities for long-term contracts at favorable terms with end users who value such supply arrangements.

  The Antrim Shale

   The Antrim Shale underlies a large percentage of our Michigan acreage and is fairly homogeneous in terms of reservoir quality; wells tend to produce relatively predictable amounts of natural gas. While subsurface fracturing can increase reserves and production attributable to any particular well, the over 7,100 wells drilled in the trend and the approximately 683 wells we have drilled suggest typical per well reserves of 600 Mmcf to 800 Mmcf and a total productive life of more than 20 years. As new wells produce and the de-watering process takes place, they tend to reach a production level of 150 Mcf to 200 Mcf per day in six to 12 months, remaining at these levels for one to two years, then declining at 8% to 10% per year thereafter. The total cost to drill and complete an Antrim well is approximately $225,000, including all acreage, production facilities and flowlines, and the wells tend to produce the best economic results when drilled in large numbers in a fairly concentrated area. This well concentration provides for a more rapid de-watering of a specific area, which decreases the time to natural gas production and increases the amount of natural gas production. It also enables us to maximize the use of existing production infrastructure, which decreases per unit operating costs. Since reserve quantities and production levels over a large number of wells are fairly predictable, maximizing per well recoveries and minimizing per unit production costs through a sizeable well-engineered drilling program are the keys to profitable Antrim development.

   At December 31, 2001, we owned interests in 2,716 Antrim wells and operated 1,329 of these wells, or 49% of our total Antrim wells. During 2001, average net production was 58.0 Mmcfd. Since 1996, we have drilled 318 Antrim wells and successfully completed 316 for a success rate of 99%. We have 140 net identified Antrim drilling locations of which 103.6 (net) are currently classified as proved undeveloped locations. In 2001, we drilled 96.1 (net) Antrim wells, all of which were successfully completed. For 2002, we have budgeted for the drilling of 73 (net) Antrim wells at a cost of approximately $16.1 million.

  The Prairie du Chien

   Our Prairie du Chien ("PdC") wells produce from several Ordovician age reservoirs with the majority being in the 1,000 feet to 1,200 feet thick Prairie du Chien Group that has three major sands: the Lower PdC, Middle PdC and Upper PdC. Many of these wells also can produce from the St. Peter sandstone and the Glenwood formations, both of which lie directly above the PdC. Some of the wells are producing from two or more of these zones. Depending upon the area and the particular zone, the PdC will produce dry gas, gas and condensate or oil with associated gas. The average depths of these wells range from 7,000 feet to 12,000 feet.

   We own an average net revenue interest of 57%, on a Bcfe basis, in the wells comprising our PdC reserves. We operate over 98% of these reserves. Our PdC production is well established, and four development wells have been drilled in recent years to increase production from existing fields. There are numerous proved non-producing zones in existing well bores that provide recompletion opportunities, allowing us to maintain or, in some cases, increase production from our PdC wells as currently producing reservoirs deplete. We fracture stimulated six PdC wells in 2001 with an average incremental rate increase of 524 Mcfd per well. As of December 31, 2001, we had 33 gross (25.0 net) PdC wells producing 22.9 Mmcfd. For 2002, we have budgeted $478,000 for various workovers and recompletions on our PdC wells.

  Richfield/Detroit River

   Our Richfield/Detroit River wells are located in Kalkaska and Crawford counties in the Garfield and Beaver Creek fields. The Garfield Richfield has seven wells producing under primary solution gas drive. Additional potential exists in the Garfield Richfield either by secondary waterflood and/or improved oil recovery ("IOR") with CO2 injection. The potential upside is under evaluation and has not been included in our booked reserves.

   The Beaver Creek Richfield is currently being waterflooded, with 110 producing wells and 59 water injection wells. The Richfield zone consists of seven dolomite reservoirs spread over a 200-foot interval. We have drilled two wells of a five well stepout program on the eastern flank of the structure, with drilling operations ongoing. Once drilling operations have ceased, the five will be completed. Pending a testing/production monitoring period of this five well program, an additional five well drilling and completion program is planned for late 2002.

   The Detroit River Zone III ("DRZ3") at Beaver Creek also produces from three wells. Lying approximately 200 feet above the Richfield, the DRZ3 is a six-foot dolomite zone that covers approximately 10,000 acres on the Beaver Creek structure. We recompleted 4 wells into the DRZ3 zone in early 2001 to further evaluate reserve potential. Average production rates on the four wells were 20 barrels of oil per day. Two of the four wells were fracture stimulated and produced at rates in excess of 40 barrels of oil per day each. We received approval on a 9,600-acre unit from the state in October 2001 to develop the DRZ3. We will be installing a central production facility to process production from this unit, and expect to start on a 80-plus well drilling program to develop the DRZ3 unit in early 2003. In addition to booked primary proved developed non-producing and proved undeveloped reserves in the DRZ3, upside potential exists for additional primary recovery through stepouts as well as for IOR with CO2 injection.

   Our average daily production from the Richfield and Detroit River formations totals approximately 4.3 Mmcfe.

  Niagaran

   Our Niagaran wells produce from numerous Silurian-age Niagaran (dolomite/limestone) pinnacle reefs located in nine counties in Northern Michigan. The depth of these wells range from 3,400 feet to 7,800 feet with reservoir thickness from 300 feet to 600 feet. Depending upon the location of the specific reef in the pinnacle reef belt of the northern shelf area, the Niagaran reefs will produce dry gas, gas and condensate or oil with associated gas.

   As of December 31, 2001, we had 64 gross (28 net) Niagaran wells producing
6.9 Mmcfe per day. We operate, on a Bcfe basis, approximately 50% of the reserves associated with these wells.

  Indiana

   We acquired a 95% working interest in 33 New Albany Shale producing wells from Dominion Reserves-Indiana effective April 1, 2000 and also acquired the remaining 5% working interest from our predecessor, Mercury Exploration Company effective July 1, 2000. With these two acquisitions, we also purchased the eight-mile 12-inch GTG gas pipeline that runs from Southern Indiana to Northern Kentucky. Current production is approximately 2.4 Mmcfd. The New Albany Shale is similar to the Michigan Antrim, as it has to be dewatered in order to produce desorbed methane gas. Typical reserves per well are estimated to be approximately 250 Mmcf. We initiated a five well drilling program in December 2000 with the wells commencing production in February 2001. We subsequently drilled an additional 10 wells that commenced production in the third and fourth quarters of 2001. In addition, we anticipate drilling 20 to 30 additional wells in the New Albany Shale in 2002. Only 15 of these wells are currently classified as proved, with the remaining being classified as probable.

  Rocky Mountain Region

   Our Rocky Mountain properties are located in Montana and Wyoming, and production, which is primarily crude oil, is from well-established producing formations at depths ranging from 1,000 feet to 17,000 feet. These properties typically have multiple producing zones, some of which include the Phosphoria at 750 feet to 1,000 feet, the Tensleep at 1,000 feet to 3,000 feet and the Muddy/Mowry at 8,400 feet to 9,000 feet. Our Rocky Mountain producing properties possess significant development drilling, secondary recovery and other exploitation opportunities. As of December 31, 2001, our Rocky Mountain proved reserves were 9.6 Mmbbls of crude oil and 4.2 Bcf of natural gas and NGLs, for total equivalent reserves of 61.7 Bcfe. In 2001, daily production averaged 9.9 Mmcfe. During 2001, we spent approximately $500,000 on various exploitation activities relative to our Rocky Mountain properties.

  South Casper Creek Steamflood Project

   In October 1995, our predecessor acquired the South Casper Creek steamflood project in Natrona County, Wyoming as part of a larger acquisition from Unocal. In the 1970s and 1980s, Unocal had conducted several steamflood evaluations of the Tensleep formation, a producing horizon that contains 14 degree gravity crude oil which is relatively heavy and is more effectively recovered when heated with steam, allowing the oil to flow toward the well bore at a faster rate. In the late 1980s, Unocal attempted several additional redesigned pilot steamfloods and had encouraging results. Based on these results, Unocal undertook full development of the project, drilling additional steam injection wells and installing four 50 Mmbtu per hour generators providing 13,000 barrels of steam per day through eleven injection wells. The post-steamflood production peaked in 1992 at 1,500 barrels per day, an 88% increase from the pre-steamflood production of 800 barrels per day, exceeding Unocal's original expectations. Despite this success, Unocal decided to cut the project's budget, resulting in a decrease in steam injection, a decrease in production and the eventual discontinuation of the project. Our predecessor's acquisition of this project included all of the associated steam generating equipment in place that had been installed by Unocal. This equipment is in good condition and could be restarted at an estimated cost of under $2.4 million. While the project is economically viable at current crude oil prices, we have excluded this project from our reserve report and are studying options in light of the project's sensitivity to long-term oil prices.

  Texas

   In late 2001, we upgraded compression on the Cinco Ranch #1 well in Fort Bend County, Texas. The well is completed in the Watson sand with gross cumulative production of 3.3 Bcf and 42,000 Bbls of condensate. The well is currently producing at a gross rate of 2.5 Mmcfd, resulting in an incremental increase of 1.1 Mmcfd gross (600 Mcfd net) with the compression upgrade. Average production for 2001 was 1.3 Mmcfd.

  Canada

   We believe that a number of producing areas in Canada offer excellent opportunities for acquisition and exploitation. The strengths of MGV, our wholly-owned subsidiary, lie in its unconventional gas resource expertise and its ability to conduct detailed reservoir engineering studies over producing fields to identify remaining reserves not currently being exploited by the current operator. MGV's technical staff has developed proprietary reservoir software designed to integrate large amounts of engineering and geological data to identify such opportunities. MGV has a joint venture with PanCanadian where MGV identifies opportunities in a 36,000 square mile area of mutual interest. This area of mutual interest is located primarily in southern Alberta, which has historically produced and continues to produce significant amounts of hydrocarbons. When MGV identifies a prospect, it has the right to acquire up to a 20% interest if PanCanadian participates and a 100% interest if PanCanadian declines.

   MGV also has a large Coal Bed Methane ("CBM") joint venture with PanCanadian to explore for and develop natural gas from coal beds situated on a large area of PanCanadian lands in southern Alberta. As part of this joint venture we drilled 8 wells in late 2000 and an additional 85 wells in 2001. Total capital expended for the CBM project at the end of 2001 was $8.2 million and includes costs for drilling, completions and studies performed. Planning has begun for a proposed 250 well CBM development program that is expected to be completed later in 2002.

   MGV has also entered into a joint venture agreement with Conoco to explore for and develop natural gas from coal beds situated on Conoco lands in central Alberta. MGV has budgeted to drill 10 exploration wells during 2002.

   During 2001, 40 infill wells were drilled on property held by the Monogram Unit, which MGV does not operate. MGV drilled an additional 10 wells at the Bindloss property, which they operate and own 100%. At the end of 2001, MGV held interests in 441 non-operated wells and 92 operated wells that are 100% owned and operated. All of the properties are located in southern Alberta. Year-end proved reserves at December 31, 2001 were estimated to be 16.1 Bcf. Net daily production at year-end was 2.5 Mmcf. MGV has budgeted in 2002 for the drilling of 57 gross (7.1 net) non-CBM infill wells on non-operated lands.

Oil and Gas Reserves

   The following reserve quantity and future net cash flow information concerns our proved reserves that are primarily located in the United States. Reserve estimates were prepared by Holditch-Reservoir Technologies Consulting Services, independent petroleum engineers and a subsidiary of Schlumberger. The determination of oil and gas reserves is based on estimates that are highly complex and interpretive. The estimates are subject to continuing change, as additional information becomes available. Under the guidelines set forth by the SEC, the calculation is performed using year-end prices held constant (unless a contract provides otherwise) and is based on a 10% discount rate. Future production and development costs are based on year-end costs and include production taxes. This standardized measure of discounted future net cash flows is not necessarily representative of the market value of our properties.

   The reserve data set forth in this document represents only estimates. Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Although we believe the reserve estimates contained in this document are reasonable, reserve estimates are imprecise and are expected to change, as additional information becomes available.

   The following table summarizes our proved reserves, the estimated future net revenues from such proved reserves and the standardized measure of discounted future net cash flows attributable to them at December 31, 2001, 2000 and 1999. At each year-end, Canadian amounts are immaterial and therefore not shown separately.

                                                            Year ended December 31,
                                                          ----------------------------
                                                            2001      2000      1999
                                                          -------- ---------- --------
Proved reserves:
   Natural gas (Mmcf)....................................  551,522    570,814  192,963
   Oil (Mbbl)............................................   13,344     14,856   15,281
   Natural Gas Liquids ("NGL") (Mbbl)....................    1,538      1,535      845
       Total (Mmcfe).....................................  640,814    669,160  289,719
($ in thousands)
Estimated future net cash flows, before income tax....... $780,409 $4,026,537 $450,663
Standardized measure of discounted future net cash flows,
  before income tax                                       $358,950 $1,592,761 $253,506
Proved developed reserves:
   Natural gas (Mmcf)....................................  464,964    444,865  135,326
   Oil (Mbbl)............................................    8,543      9,391    9,954
   NGL (Mbbl)............................................    1,023        813      838
       Total (Mmcfe).....................................  522,360    506,089  200,078

Volumes, Sales Prices and Oil and Gas Production Expense

   The following table sets forth certain information regarding the production and sales volumes and average sales prices and production costs associated with our producing properties for the periods indicated.

                                                           Year Ended December 31,
                                                           -----------------------
                                                            2001    2000    1999
                                                           ------- ------- -------
Production:
   Natural gas (Mmcf).....................................  32,689  26,655  15,926
   Oil (Mbbl).............................................   1,059   1,035     724
   NGL (Mbbl).............................................     195     161     129
       Total (Mmcfe)......................................  40,212  33,831  21,044
Weighted average sales price (including impact of hedges):
   Natural gas (per Mmcf)................................. $  3.03 $  3.04 $  2.25
   Oil (per Mbbl).........................................   21.03   22.87   14.55
   NGL (per Mbbl).........................................   19.97   25.25    9.93
Production cost (per Mcfe)(1).............................    1.33    1.11    0.90

--------
(1) Includes production taxes.

Development, Exploration and Acquisition Capital Expenditures

   The following table sets forth certain information regarding the approximate costs incurred by us in our development and exploration activities and purchase of natural gas and oil in place (in thousands):

                                         Year Ended December 31,
                                         ------------------------
                                          2001     2000    1999
                                         ------- -------- -------
               Acquisition of properties $ 5,749 $167,855 $40,272
               Development costs........  50,202   20,078   9,486
               Exploration costs........  10,103      360      --
                                         ------- -------- -------
                  Total................. $66,054 $188,293 $49,758
                                         ======= ======== =======

Productive Oil and Gas Wells

   The following table summarizes the productive oil and gas wells as of December 31, 2001, attributable to our direct interests.

                                       Gross   Net
                                       ----- -------
                           Natural Gas 4,419 1,273.9
                           Oil........   597   538.8
                                       ----- -------
                              Total... 5,016 1,812.7
                                       ===== =======

Oil and Gas Acreage

   The following table sets forth the developed and undeveloped leasehold acreage held directly by us. Developed acres are defined as acreage spaced or able to be assigned to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which we have a working interest. Net acres are the sum of our fractional interests owned in the gross acres. States in which we hold undeveloped acreage include Michigan, Montana, Indiana and Wyoming.

                              2001              2000             1999
                        ----------------- ----------------- ---------------
                          Gross     Net     Gross     Net    Gross    Net
                        --------- ------- --------- ------- ------- -------
    Developed acreage..   801,461 270,735   594,033 272,484 268,412 132,458
    Undeveloped acreage   417,193 333,812   687,472 251,034 368,438 203,825
                        --------- ------- --------- ------- ------- -------
       Total........... 1,218,654 604,547 1,281,505 523,518 636,850 336,283
                        ========= ======= ========= ======= ======= =======

Drilling Activity

   The following table sets forth the number of wells attributable to our direct interests drilled.

                                     Years Ended December 31,
                                 ---------------------------------
                                    2001        2000       1999
                                 ----------- ---------- ----------
                                 Gross  Net  Gross Net  Gross Net
                                 ----- ----- ----- ---- ----- ----
              Development Wells:
              Productive........ 198.0 122.6 55.0  35.5 25.0  24.8
              Dry...............   1.0    --   --    --  3.0   2.9
                                 ----- ----- ----  ---- ----  ----
                 Total.......... 199.0 122.6 55.0  35.5 28.0  27.7
                                 ===== ===== ====  ==== ====  ====
              Exploratory Wells:
              Productive........  89.0  36.1  8.0   2.8   --    --
              Dry...............   5.0   4.5   --    --   --    --
                                 ----- ----- ----  ---- ----  ----
                 Total..........  94.0  40.6  8.0   2.8   --    --
                                 ===== ===== ====  ==== ====  ====

ITEM 3.  Legal Proceedings

   In August 2001, a group of royalty owners (Athel E. Williams et al.) brought suit against us and three of our subsidiaries in the Circuit Court of Otsego County, Michigan. The suit alleges that Terra Energy Ltd., one of our subsidiaries, underpaid royalties or overriding royalties to the 13 named plaintiffs and to a class of plaintiffs who have yet to be determined. The pleadings of the plaintiffs seek damages in an unspecified amount and injunctive relief against future underpayments. Due to administrative oversight an answer was not timely filed and a default was entered against us in December 2001. On March 8, 2002, the Michigan Court of Appeals vacated the trial court's order denying our motion to set aside the default and remanded the matter to the trial court with instructions to consider our meritorious defenses along with our motion for reconsideration. We are taking all necessary and appropriate legal action to have the default set aside and to defend the case.

   We believe that we have meritorious defenses to the lawsuit and a legal basis for having the default set aside. The issues in the lawsuit have not been narrowed and any facts that would support a damage estimate have not been gathered and analyzed. Therefore, it is not possible to estimate the damages that could arise from the suit if the proposed class is certified. Based on information currently available to us, we believe that the final resolution of this matter will not have a material effect on our operations, equity or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a stockholder vote during the fourth quarter of 2001.

                                   PART II.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Comparative Market Data

   Our common stock is traded on the New York Stock Exchange under the symbol "KWK".

   The following table sets forth the quarterly high and low closing sales prices of our common stock for the periods indicated below.

                                          High   Low
                                         ------ ------
                          2001
                          First Quarter. $13.20 $ 9.25
                          Second Quarter  20.40  11.45
                          Third Quarter.  18.90  10.40
                          Fourth Quarter  19.30  11.99


                          2000
                          First Quarter. $6.125 $3.625
                          Second Quarter  7.250  5.620
                          Third Quarter.  9.750  7.000
                          Fourth Quarter  9.750  7.775

   As of March 1, 2002, there were approximately 488 common stockholders of record.

   We have not paid dividends on our common stock and intend to retain our cash flow from operations for the future operation and development of our business. In addition, our primary credit facility restricts payments of dividends on our common stock.

Sales of Unregistered Securities

   Directors receive no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them. On May 2, 2001, the Company issued 3,019 unregistered shares of its common stock to each of Messrs. Frank Darden, Steven M. Morris, D. Randall Kent, W. Yandell Rogers, III and Mark Warner as compensation for their services as non-employee directors during 2000. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act.

ITEM 6.  Selected Financial Data

   The following tables set forth, as of the dates and for the periods indicated, selected financial information for us and our predecessors. Our financial information and that of our predecessors for each year has been derived from our or our predecessors audited consolidated financial statements for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto contained in this document. The following information is not necessarily indicative of our future results.

                    Selected Financial Data of Quicksilver
                   (in thousands, except for per share data)

                                                             Years Ended December 31,
                                                     ---------------------------------------
                                                       2001      2000       1999      1998
                                                     --------  ---------  --------  --------
Consolidated Statements of Operations Data:
   Total revenues................................... $143,088  $ 119,160  $ 49,814  $ 45,028
   Income before income taxes and minority interest.   30,110     27,731     3,023     7,413
   Net income.......................................   19,310     17,618     3,162     4,885
   Net income--per share
       Basic........................................ $   1.03  $    0.96  $   0.24  $   0.42
       Diluted......................................     1.00       0.95      0.24      0.42

Consolidated Statement of Cash Flows Data:
   Net cash provided by (used in):
   Operating activities............................. $ 57,921  $  47,691  $ 10,220  $ 16,355
   Investing activities.............................  (67,227)  (195,518)  (42,288)  (16,097)
   Financing activities.............................    5,199    158,103    34,330      (607)

Other Consolidated Financial Data:
   Capital expenditures............................. $ 67,566  $ 194,507  $ 43,452  $ 16,097
   EBITDA(1)........................................   82,504     74,410    25,762    26,476

Consolidated Balance Sheet Data:
   Working capital(2)............................... $ (9,607) $     935  $  7,168  $  1,291
   Properties--net..................................  412,455    374,099   170,800   134,810
   Total assets.....................................  469,244    440,111   194,302   144,600
   Long-term debt...................................  248,425    239,986    94,952    84,972
   Stockholders' equity.............................   94,387     86,758    69,551    32,588

--------
(1) EBITDA (as used in this financial data) is calculated by adding interest, income taxes, minority interest and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of our operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings or operating earnings, as defined by generally accepted accounting principles, as an indicator of our financial performance, as an alternative to cash flow, as a measure of liquidity or as being comparable to other similarly titled measures of other companies.
(2) Excluding current hedge assets and liabilities.

            Selected Historical Financial Data of Our Predecessors

                             MSR Exploration, Ltd.
      For the Period from Inception, March 7, 1997, to December 31, 1997
                                (In thousands)

                     Statements of Operations Data:
                        Revenues................... $   854
                        Net income.................      30
                     Other Information:
                        Capital expenditures....... $   592
                     Balance Sheet Data:
                        Working capital............ $    42
                        Total assets...............  25,963
                        Long-term debt.............  10,560
                        Stockholders' equity.......  13,070

                          Mercury Exploration Company
                       (Includes Quicksilver Energy, LC)
                   (In thousands, except for per share data)

                                         Three Months Ended     Year Ended
                                         December 31, 1997  September 30, 1997
                                         ------------------ ------------------
 Statements of Operations Data:
    Revenues............................      $ 11,049           $ 41,328
    Net income..........................         2,354              5,115
    Net income per common share.........          9.38              20.38
    Weighted average shares outstanding.           251                251
 Other Information:
    Capital expenditures................      $ 27,750           $ 54,231
 Balance Sheet Data:
    Working capital (deficit)...........      $ (9,324)          $(13,133)
    Total assets........................       126,506            102,880
    Long-term debt......................        65,275             47,174
    Stockholders' equity................        17,670             15,316

                   Michigan Gas Partners Limited Partnership
                                (In thousands)

                                                 Year Ended,
                                                 December 31,
                                                     1997
                                                 ------------
                  Statements of Operations Data:
                     Revenues...................    $3,021
                     Net income.................        19
                  Other Information:
                     Capital expenditures.......    $   13
                  Balance Sheet Data:
                     Working capital............    $  343
                     Total assets...............     9,835
                     Long-term debt.............        --
                     Partners' equity...........     9,453

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

   Certain statements contained in this Annual Report on Form 10-K and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and our ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "expect," "intend," "plan," "project," "potential," or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include: fluctuations in crude oil and natural gas prices; failure or delays in achieving expected production from oil and gas development projects; uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance; the effects of existing and future laws and governmental regulations; liability resulting from litigation; world economic and political conditions; changes in tax and other laws applicable to our business and certain factors discussed elsewhere in this Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto, appearing elsewhere in this annual report.

Critical Accounting Policies and Other

   Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using significant accounting policies, practices and estimates described below. We believe the reported financial results are reliable and that the ultimate actual results will not differ significantly from those reported.

  Oil and Gas Properties

   We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs is depleted on the unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers.

   Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs;
(ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the costs being amortized; less
(iv) income tax effects related to differences between the book and tax basis of the oil and gas properties. Future price declines, higher operating costs or additional capitalized costs without incremental increases in oil and gas reserves could result in the write down of net capitalized costs to the cost center ceiling.

   Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are subject to change over time as additional information becomes available.

  Revenue Recognition

   Revenues are recognized when title to the product transfers to purchasers. We follow the "sales method" of accounting for revenue for oil and natural gas production, so that we recognize sales revenue on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Ultimate revenues from the sales of oil and gas production is not known with certainty until up to three months after production and title transfer occur. Current revenues are accrued based on our expectation of actual deliveries and actual prices received.

  Hedging

   We enter into financial derivative instruments to hedge risk associated with the prices received from oil and gas production and marketing. We also utilize financial derivative instruments to hedge the risk associated with interest on our debt outstanding. Every derivative instrument is recorded on our balance sheet as either an asset or liability measured at fair value determined by reference to published future market prices and interest rates. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized. The ineffective portion of hedges is recognized currently in earnings.

   Accounting and disclosure rules relating to derivative instruments accounted for as cash flow hedges require us to increase our reported stockholders' equity when future gas prices are forecasted to decrease relative to the strike price in our hedges, and to decrease our reported stockholders' equity when future gas prices increase relative to the strike price in our hedges. The change in reported stockholders' equity relates only to our hedged production. You should be aware that future declines in gas prices are not beneficial to us since less than 100% of our production is hedged and even though hedge accounting rules require us to increase our book value.

  Income Taxes

   Included in our net deferred tax liability is $13,650,000 of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We believe we will have sufficient future taxable income to utilize the loss carry forward benefits before they expire, however, if not, we could be required to recognize a loss for some or all of these tax assets.

   Internal Revenue Code Section 29 income tax benefits are due to expire at the end of 2002. Unless new legislation extends the benefits, our income will be lower starting in 2003. During 2001 and 2000, we recorded revenue of $10,895,000 and $8,273,000, respectively, from Section 29 benefits and anticipate recording $10,100,000 in 2002 from these credits.

  Off Balance Sheet Arrangements

   We have no off balance sheet arrangements, special purpose entities, financing partnerships or guarantees. The companies that we have an equity investment in do not have any significant debts.

  Other

   Our hedging activity coupled with our long-term gas sales contracts has resulted in gas revenue that reflects approximately 74% of our gas sales volumes realized at fixed prices. The remainder of our hydrocarbon volumes are sold at market prices. Future commodity price declines will negatively impact future income and cash flow to the extent of any production sold at market prices. These declines could ultimately affect the quantity of proved oil and gas reserves and cost center ceiling values. These results, individually or collectively, could result in bank debt default and/or debt acceleration, restrict our ability to attract qualified personnel or cause further industry consolidation.

   Geographic and product concentration may negatively impact our operations. We are concentrated in Michigan, which is a mature basin, and sell primarily natural gas. Regulations promulgated by the State of Michigan may put us at a competitive disadvantage relative to gas producers in other locations. In addition, we produce 13% of our natural gas from the Garfield Field in Michigan. Due to the significance of this one field, disruptions could reduce our financial results.

   Our stock price may be negatively impacted by large block sales by major shareholders. Members of the Darden family own over 50% of our common stock outstanding, however, the Dardens have indicated they have no current intention of disposing of any of their holdings.

Acquisitions

  CMS Acquisition

   On March 31, 2000, we acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition"). The purchase price, which was finalized in November 2000, was $164 million. The CMS Properties consist of interests in approximately 3,050 (650 net) producing oil and gas wells. Estimated proved reserves attributed to the CMS Properties included 315.1 Bcf of natural gas, 747.8 Mbbls of crude oil and condensate and 143.9 Mbbls of natural gas liquids, or a total of 320.4 Bcfe. Approximately 80% of the proved reserve volumes were classified as proved developed.

   The CMS Acquisition was financed through restructuring of our senior bank facility, the sale of $53 million in subordinated notes, and the monetization, through a major financial institution, of a portion of the accompanying Internal Revenue Code Section 29 income tax credits related to the CMS Properties.

   The CMS Acquisition was accounted for under the purchase accounting method, and consisted of both CMS oil and gas properties and 100% of the common stock of Terra Energy Ltd.

  Mercury Acquisition

   Effective July 31, 2000, we purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company, from Mercury Exploration Company ("Mercury"), a related party, for approximately $18 million. An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price, and the non-related party members of the Board of Directors approved the purchase. The acquisition was financed through assumption of existing debt of $6.1 million, application of an account receivable of $7.3 million, a note payable to Mercury of $3.2 million and accounts payable of $1.4 million.

  Dominion Indiana Acquisition

   Effective April 1, 2000, we purchased substantially all of the interests in producing gas wells, related gathering systems and fifty percent in undeveloped leasehold acres owned by Dominion Reserves-Indiana, Inc. ("Dominion") for $2.2 million. We acquired the remaining interests in these properties located in Indiana and Kentucky from Mercury effective July 1, 2000.

  MGV Energy Inc. Minority Interest Acquisition

   On December 22, 2000, we acquired the remaining minority interest in our Canadian subsidiary, MGV Energy Inc., ("MGV") headquartered in Calgary, Alberta. Our initial 89.5% interest in MGV was acquired on August 26, 1999. In exchange for their 10.5% interest, the minority shareholders of MGV received the equivalent of 283,669 shares of our common stock in the form of MGV exchangeable shares valued at $2,309,000, which was allocated to assets acquired and liabilities assumed based upon their fair value.

Results of Operations

                            Summary Financial Data
         Year Ended December 31, 2001 Compared with December 31, 2000

                                               Years Ended
                                              December 31,
                                            -----------------
                                              2001     2000
                                            -------- --------
                                             (in thousands)
                   Total operating revenues $143,088 $119,160
                   Total operating expenses   89,988   69,772
                   Operating income........   53,100   49,388
                   Net income..............   19,310   17,618

   Net income of $19,310,000 ($1.00 per diluted share) was recorded for 2001, an increase of 10% over 2000 net income of $17,618,000 ($0.95 per diluted share). The increase was largely the result of a full year's operating results from the CMS Acquisition as compared to the three quarters of results reflected for 2000.

  Operating Revenues

   Total revenues for 2001 were $143,088,000, an increase of 20% from the $119,160,000 reported in 2000. Additional volumes, resulting primarily from properties acquired from CMS, increased hydrocarbon sales revenue by $19,491,000 over the 2000 period while an overall decrease in prices reduced revenue by $2,918,000.

  Gas, Oil and Related Product Sales

   Our sales volumes, revenues and average prices for the years ended December 31, 2001 and 2000 are as follows:

                                                       Years Ended
                                                      December 31,
                                                    -----------------
                                                      2001     2000
                                                    -------- --------
           Average daily sales volume
              Gas--Mcfd............................   89,559   72,829
              Oil--Bbld............................    2,902    2,829
              Natural gas liquids ("NGL")--Bbld....      533      439
                  Total--Mcfed.....................  110,170   92,432
           Product sale revenues (in thousands)
              Gas sales............................ $ 99,183 $ 81,044
              Oil sales............................   22,275   23,674
              NGL sales............................    3,887    4,054
                                                    -------- --------
                  Total gas, oil and NGL sales..... $125,345 $108,772
                                                    ======== ========
           Unit prices-including impact of hedges
              Gas price per Mcf.................... $   3.03 $   3.04
              Oil price per Bbl....................    21.03    22.87
              NGL price per Bbl....................    19.97    25.25

   Gas sales of $99,183,000 for 2001 were 22% higher than the $81,044,000 for 2000 as gas volumes increased 23% to 32,689,000 Mcf in 2001. Additional gas sales volumes of 6,000,000 Mcf contributed $18,306,000 of additional revenue over 2000. Higher gas volumes were primarily the result of approximately 3,994,000 Mcf in the first quarter from properties acquired from CMS and approximately 371,000 Mcf from Indiana properties acquired from Mercury and Dominion in the fourth quarter of 2000. Approximately 163,000 Mcf were added from the Bindloss area acquired in early 2001 by MGV. An additional 540,000 Mcf were attributable to prior year production payouts identified during 2001. Capital expenditures for drilling, recompletions and workovers in 2001 resulted in a 2,400,000 Mcf increase in sales volumes. These increases were offset by natural production declines on existing production. In 2001, we drilled 127 net productive wells excluding Canadian exploratory wells. Additionally, we successfully worked over or recompleted 86 net wells during 2001. Average prices were virtually unchanged from 2000.

   Oil sales declined to $22,275,000 for 2001 compared to $23,674,000 in 2000. Average oil sales prices in 2001 were $21.03 per barrel compared to $22.87 per barrel in 2000. Lower prices decreased revenue $1,903,000 over the prior year. Additional oil production contributed $504,000 of revenue as compared to 2000. Crude oil production increased 24,000 barrels from 2000 as a result of 58,000 barrels in the first quarter from CMS properties and 116,000 barrels from 2001 capital expenditures partially offset by production declines on existing production.

   NGL sales for 2001 were essentially unchanged from 2000. Revenue of $3,887,000 resulted from NGL production of 195,000 barrels as compared to $4,054,000 in revenue from 160,000 barrels in 2000. Capital expenditures increased 2001 sales volumes by 47,000 barrels that were partially offset by production declines on existing production.

  Other Revenues

   Other revenue in both 2001 and 2000 primarily consisted of income associated with Section 29 tax credits and income associated with marketing, transportation and processing of natural gas. Deferred income of $9,396,000 was recognized from the 2000 Section 29 tax credit monetization compared to $6,842,000 in 2000. Revenue from prior Section 29 tax credit monetizations was $1,499,000, an increase of $68,000 over 2000. Natural gas marketing, transportation and processing income for 2001 was $5,143,000 as compared to

$1,049,000 in 2000 due primarily to increased third party marketing activity in 2001 and inclusion of a full year's results in 2001, for the operations acquired from Mercury effective July 1, 2000. Income from equity subsidiaries increased $358,000 to $1,125,000 primarily as a result of a full year's activity from partnership interests also acquired from Mercury in 2000. During the year, $1,651,000 was received from a customer in bankruptcy of which $580,000 was recorded in other revenue and $1,071,000 was recorded as reversal of bad debt expense.

  Operating Expenses

   Operating expenses of $89,988,000 in 2001 were 29% higher than the $69,772,000 incurred in 2000. The increase was the result of additional volumes from acquisition properties, prior period payout expenses and a full year's expenses associated with the marketing, transportation and processing operations acquired from Mercury in 2000. Also included is a recovery of a $1,071,000 provision for doubtful accounts associated in with the 1999 bankruptcy of one of our natural gas purchasers.

  Oil and Gas Production Costs

   Oil and gas production costs for 2001 were $53,550,000 and 43% higher than the $37,574,000 incurred in 2000. Increased sales volumes from 2000 acquisitions, prior year payouts and other production increases resulted in approximately $6,981,000 of additional production expense. Higher levels of compressor maintenance and well workovers, increased well counts and additional field and production office personnel accounted for the remaining $7,789,000 increase. Production taxes increased $1,206,000 to $7,945,000 in 2001 as a result of increased sales volumes partially offset by lower average sales prices for 2001.

  Other Operating Costs

   Other operating costs of $1,196,000 are associated with the marketing, transportation and processing operations acquired from Mercury. The increase of $532,000 over 2000 reflects a full year's activity for 2001.

  Depletion and Depreciation

                                                   Years Ended
                                                   December 31,
                                             ------------------------
                                                2001            2000
                                             -----------    ------------
                                              (in thousands, except
                                                per unit amounts)
          Depletion.........................   $26,162        $22,985
          Depreciation of other fixed assets     2,481          1,570
                                               -------        -------
          Total depletion and depreciation..   $28,643        $24,555
                                               =======        =======
          Average depletion cost per Mcfe...   $  0.65        $  0.68

   Depletion increased to $26,162,000 in 2001 from $22,985,000 in 2000.
Depletion increased $4,152,000 as a result of increased sales volumes, partially offset by a $975,000 decrease due to a lower depletion rate that resulted from increased reserve volumes as compared to the prior year. Depreciation increased $911,000 to $2,481,000 in 2001 primarily as a result of the gas processing and transportation assets acquired in the Mercury acquisition as well as gas compression facilities added in 2001.

  General and Administrative Expenses

   General and administrative costs incurred during 2001 were $7,670,000 and $412,000 higher than 2000. The increase was primarily the result of additional contract labor expense of $469,000 and additional stock exchange fees of approximately $124,000 relating to our listing on the New York Stock Exchange, offset by reductions in various other categories.

  Interest Expense and Other Income/ Expense

   Interest expense of $23,751,000 in 2001 increased $1,627,000 from 2000. The increase reflects an additional quarter of interest for debt incurred for the acquisition of the CMS Properties partially offset by lower effective interest rates in 2001.

   Other income increased $294,000 primarily as a result of additional interest income earned on invested operating cash balances.

  Income Taxes

                                                    Years Ended
                                                   December 31,
                                                 ----------------
                                                  2001     2000
                                                 -------  -------
             Income tax provision (in thousands) $10,800  $10,113
             Effective tax rate.................    35.9%    36.5%

   The income tax provision of $10,800,000 was established using an effective U.S. federal tax rate of 35%. The 2001 current portion of $463,000 consists of federal alternative minimum tax of $178,000 and Canadian and state income tax expense of $285,000. Income tax expense increased $687,000 as a result of additional pretax income in 2001 partially offset by a decrease in the 2001 effective tax rate.

   The deferred income tax liability at December 31, 2001 was $51,113,000. The increase in the deferred tax liability over the December 31, 2000 balance is the result of deferred income tax expense of $10,337,000. The increase is partially offset by the $7,252,000 deferred tax benefit related to deferred losses associated with hedge derivatives.

                            Summary Financial Data
         Year Ended December 31, 2000 Compared with December 31, 1999

                                              Years Ended
                                              December 31,
                                            ----------------
                                              2000    1999
                                            -------- -------
                                             (in thousands)
                   Total operating revenues $119,160 $49,814
                   Total operating expenses   69,772  38,182
                   Operating income........   49,388  11,632
                   Net income..............   17,618   3,162

   We recorded net income of $17,618,000 ($0.95 per diluted share) in 2000, compared to net income of $3,162,000 ($0.24 per diluted share) in 1999. The improvement was largely due to the increase in production resulting from the CMS Properties acquired March 31, 2000 and higher product prices.

  Operating Revenues

   Total revenues for the year ended December 31, 2000 were $119,160,000; an increase of 139% from the $49,814,000 reported for the year ended December 31, 1999. Higher volumes contributed $40,540,000 of the revenue increase while increased prices added $20,616,000 to revenue. Volume increases were primarily the result of production from properties acquired from CMS on March 31, 2000. Other revenue increased $8,190,000 from the prior year primarily as a result of deferred revenue recognition from the 2000 Section 29 tax credit monetization.

  Gas, Oil and Related Product Sales

   Our revenues for the year ended December 31, 2000 increased significantly over 1999 as further shown below:

                                                      Years Ended
                                                      December 31,
                                                    ----------------
                                                      2000    1999
           -                                        -------- -------
           Average daily sales volume
              Gas--Mcfd............................   72,829  43,633
              Oil--Bbld............................    2,829   1,984
              NGL--Bbld............................      439     353
                  Total--Mcfed.....................   92,432  57,655
           Product sale revenues (in thousands)
              Gas sales............................ $ 81,044 $35,799
              Oil sales............................   23,674  10,540
              NGL sales............................    4,054   1,277
                                                    -------- -------
                  Total gas, oil and NGL sales..... $108,772 $47,616
                                                    ======== =======
           Unit prices-including impact of hedges
              Gas price per Mcf.................... $   3.04 $  2.25
              Oil price per Bbl....................    22.87   14.55
              NGL price per Bbl....................    25.25    9.93

   Gas sales of $81,044,000 for 2000 were 126% higher than the $35,799,000 for 1999. Gas volumes increased 67% over 1999 primarily as a result of volumes sold from properties acquired from CMS. Additional volumes of 10,729,000 Mcf contributed $32,622,000 of additional revenue over 1999. Average gas prices were $3.04 per Mcf for 2000, $0.79 per Mcf higher than the average price received in 1999. Increased prices added $12,623,000 of revenue as compared to 1999.

   Oil sales grew 125% to $23,674,000 for 2000 compared to $10,540,000 in 1999.
Crude oil production for 2000 was 1,035,000 barrels compared to 724,000 barrels in 1999. Additional volumes were primarily the result of production from the CMS Properties. The additional 311,000 barrels contributed increased revenue of $7,113,000 over 1999. Average 2000 oil sales prices were $22.87 per barrel compared to $14.55 per barrel in 1999 and resulted in higher revenues of $6,021,000.

   NGL sales of $4,054,000 for 2000 increased significantly over sales for 1999. NGL prices increased from $9.93 to $25.25 per Bbl and added revenue of $1,972,000. The additional NGL volumes, primarily from the CMS Properties, added $804,000 of revenue.

  Other Revenue

   Other revenue increased by $8,190,000 to $10,388,000 in 2000 compared to $2,198,000 in 1999. Deferred revenue recognition from the 2000 Section 29 tax credit monetization was $6,842,000. Revenue from our marketing, transportation and gas processing subsidiaries was $1,049,000 and income from equity affiliates increased $867,000, both as a result of the acquisition of assets from Mercury effective July 1, 2000.

  Operating Expenses

   Operating expenses of $69,772,000 in 2000 were 83% higher than the $38,182,000 incurred in 1999 reflecting the addition of the CMS Properties, Mercury assets and additional activity associated with MGV during 2000.

  Oil and Gas Production Costs

   Oil and gas production expenses for 2000 were $37,574,000, an increase of $18,708,000, or 99%, from 1999 expense of $18,866,000. Lease operating expenses increased 88%, or $14,403,000, to $30,835,000, reflecting an increase of 61% in sales volumes from 1999 and increases in production overhead as a result of additional operated wells associated with the CMS Acquisition. Increased sales volumes and higher prices resulted in an increase of $4,305,000, or 177%, in severance tax expense to $6,739,000.

  Other Operating Costs

   Other operating costs of $664,000 were the result of expenses incurred during the last half of 2000 for the marketing, transportation and processing operations acquired from Mercury in 2000.

  Depletion and Depreciation

                                                    Year Ended
                                                   December 31,
                                               ---------------------
                                                  2000       1999
                                                -------    -------
                                               (in thousands, except
                                                 per unit amounts)
            Depletion......................... $22,985    $13,315
            Depreciation of other fixed assets   1,570        721
                                                -------    -------
            Total depletion and depreciation.. $24,555    $14,036
                                                =======    =======
            Average depletion cost per Mcfe... $  0.68    $  0.63

   Depletion and depreciation increased to $24,555,000 in 2000 from $14,036,000 in 1999. Depletion increased $9,670,000 to $22,985,000 primarily as a result of production volumes associated with the CMS Properties and higher depletion rates. Depreciation increased primarily as a result of the gas processing and transportation assets acquired from Mercury.

  General and Administrative Expenses

   General and administrative costs incurred during 2000 were $7,258,000, 85% higher than in 1999, reflecting higher salaries and related payroll expenses ($1,486,000), office and building rent expense ($718,000), professional fees ($572,000), and franchise taxes ($282,000). These increases were related to our growth through the CMS Acquisition and the purchase of Mercury assets.

  Interest Expense and Other Income/ Expenses

   Interest expense of $22,124,000 for 2000 increased $13,421,000 from 1999 interest expense reflecting higher debt levels due primarily to the CMS Acquisition and higher effective interest rates in 2000.

   The $373,000 increase in other income for 2000 was the result of additional interest income earned on cash balances.

  Income Taxes

                                                    Years Ended
                                                   December 31,
                                                   -------------
                                                    2000    1999
                                                   -------  ----
               Income tax provision (in thousands) $10,113  $ 2
               Effective tax rate.................    36.5%  --

   The income tax provision of $10,113,000 includes taxes on pre-tax earnings at the statutory rate of 35% and adjustment of prior deferred taxes. The prior deferred tax balance was recorded at 34% since it was previously estimated that the timing differences would reverse at the lower rate. The increase in our profitability from the CMS Acquisition and record high prices will result in future taxable income at the 35% rate. In 1999, $1,026,000 of income taxes that would otherwise have been due were eliminated because of the utilization of net operating losses available from prior years.

   As of December 31, 2000, we had a deferred tax liability of $47,748,000. The increase in the deferred tax liability over the December 31, 1999 balance includes $24,497,000 as a result of the CMS Acquisition and a $2,628,000 reduction in the liability that resulted from the acquisition of the Mercury assets effective July 31, 2000. The remainder of the increase is the result of year 2000 deferred tax expense.

Liquidity and Capital Resources

  General

   The following discussion compares our financial condition at December 31, 2001 and 2000. For the years ended December 31, 2001 and 2000, $67,566,000 and $194,507,000, respectively, were spent on acquisition, development and exploration activities. The capital program was financed from operations, additional borrowings, and proceeds from the exercise of stock options and warrants.

   Internal Revenue Code Section 29 income tax benefits are due to expire at the end of 2002, and, unless new legislation extends the benefits, our income will be lower starting in 2003. During 2001 and 2000, we recorded revenue of $10,895,000 and $8,273,000 respectively from Section 29 benefits and anticipate recording revenue of $10,100,000 in 2002. Of these amounts, $1,499,000, $1,431,000 and $1,300,000 represent cash payments for 2001, 2000 and estimated 2002, respectively.

  Cash Flow

   We believe that our capital resources are adequate to meet the requirements of our business. We anticipate our 2002 capital expenditure budget of approximately $61,000,000 will be funded by cash flow from operations, stock warrants exercised and credit facility utilization. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

   We have a credit facility, which is a three-year revolving facility that matures on March 31, 2003 and permits us to obtain revolving credit loans and to issue letters of credit for our account from time to time in an aggregate amount not to exceed $225,000,000. The current borrowing base is $210,000,000 and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from our natural gas and crude oil production. The next scheduled re-determination date will be as of May 1, 2002, based on December 31, 2001 assets and proved reserves. At our option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in minimum amounts. As of year-end, we can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR)+2.25% or bank prime rate. At December 31, 2001, our interest rate was 4.850% through April 2, 2002 on $177 million. The collateral for the Credit Facility consists of substantially all of our existing assets and any future reserves acquired. The loan agreements prohibit the declaration or payment of dividends by us and contain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. We currently are in compliance with all such restrictions. At December 31, 2001, we had $19,431,000 available under the credit facility.

   Our principal operating sources of cash include sales of natural gas and crude oil and revenues from transportation and processing. We sell approximately 74% of our natural gas production under long-term, fixed price contracts and swap agreements. As a result, we benefit from significant predictability of our natural gas revenues. Commodity market prices affect cash flow for that portion of natural gas not under contract as well as our crude oil sales.

   Net cash provided by operations for the year ended December 31, 2001 was $57,921,000 compared to $47,691,000 for the same period last year. The increase resulted from higher earnings and increased working capital from operations.

   Net cash used in investing for the year ended December 31, 2001 was $67,227,000. Investing activities were comprised primarily of additions to oil and gas properties through development expenditures of $50,202,000, exploration expenditures of $10,103,000 and property acquisitions of $5,749,000. Included in exploratory expenditures were $8,022,000 for our share of the PanCanadian and Conoco coal bed methane projects.

   Net cash from financing activities for the year ended December 31, 2001 was $5,199,000. Cash of $1,895,000 was received from the exercise of warrants and employee stock options. Borrowings under our credit facility increased by $10,000,000 and were partially offset by various other note and loan repayments of $6,618,000 resulting in net additional borrowings of $3,382,000.

  Contractual Obligations and Commercial Commitments

   We have the following contractual obligations as of December 31, 2001.

                                        Payments Due by Period
                               -----------------------------------------
                                         Less
                                        than 1             4-5   After 5
       Contractual Obligations  Total    Year  1-3 Years  Years   Years
       ----------------------- -------- ------ --------- ------- -------
                                            (in thousands)
       Long-Term Debt......... $249,370 $  945 $192,835  $22,905 $32,685
       Operating Leases.......    5,304  1,049    2,214    1,020   1,021
       Gas Purchase Obligation    5,225  5,225       --       --      --
       Other..................      205     32       96       64      13
                               -------- ------ --------  ------- -------
          Total Obligation.... $260,104 $7,251 $195,145  $23,989 $33,719

   Long-Term Debt--We have a credit facility, which is a three-year revolving facility that matures on March 31, 2003. This facility permits us to obtain revolving credit loans and to issue letters of credit for our account from time to time, in an aggregate amount not to exceed $225,000,000. We had $190,000,000 outstanding as of December 31, 2001 under the credit facility. The remaining long-term debt consists of Subordinated Notes of $54,853,000 and various other notes of $4,500,000.

   Operating Leases--We lease office buildings and other property under operating leases.

   Gas Purchase Obligation--Cinnabar Energy Services and Trading LLC, our wholly owned subsidiary, has an index-based contract to purchase 21,500 Mcf/day from November 2001 through March 2002. Cinnabar also has index-based sales contracts for these volumes through March 2002 that yield a net margin for the product purchased.

   We have the following commercial commitments as of December 31, 2001.

                                       Amounts of Commitments Expiration per Period
                                       --------------------------------------------
                                                       Less
                                         Total        than 1    1-3    4-5  After 5
        Commercial Commitments         Committed       Year    Years  Years  Years
        ----------------------         ---------     ------   -----   ----- -------
                                                      (in thousands)
 Canadian Coal Bed Methane Development  $4,000       $4,000    $ --   $ --   $ --
 Standby Letters of Credit............     799          799      --     --     --
                                        ------        ------   -----  ----   ----
    Total Commitments.................  $4,799       $4,799   $  --   $ --   $ --

   Canadian Coal Bed Methane Development--We have minimum drilling commitments under operating agreements with joint venture partners.

   Standby Letters Of Credit--Our letters of credit have been issued due to federal and state regulatory requirements. The majority of these letters are against the credit facility. All letters have an annual renewal option.

  Recently Issued Accounting Standards

   The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which applies to all business combinations for which the date of acquisition is July 1, 2001, or later. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method. Adoption of this statement has had no impact on our financial statements.

   The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 gives direction for accounting for goodwill and intangible assets. We believe the adoption of this statement will have no impact on our financial statements.

   The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 gives guidance for accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the impact of the provisions of SFAS No. 143.

   The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairment of long-lived assets. We are in the process of evaluating the impact of the provisions of SFAS No. 144.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

   We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.

   Our primary risk exposure is related to natural gas commodity prices. We have mitigated the downside risk of adverse price movements through the use of swaps, futures and forward contracts; however, we have also limited future gains from favorable movements.

  Commodity Price Risk

   We enter into various sales and financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included physical sales contracts and financial contracts including price ceilings and floors, no-cost collars and fixed price swaps. As of December 31, 2001, we sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term fixed price contracts at $2.49/Mcf and $2.47/Mcf, respectively, through March 2009. Approximately 27,600 Mcfd of our natural gas production was sold under these contracts during 2001. The remaining 7,400 Mcfd sold under these contracts were third-party volumes controlled by us. Additionally, we have hedged approximately 38,100 Mcfd of our natural gas production using fixed price swap agreements at prices averaging $2.70 per Mcf. These agreements expire from April 2004 to April 2005. As a result of these various contracts, we benefit from significant predictability of our natural gas revenues.

   The following table summarizes our open financial derivative positions as of December 31, 2001 related to natural gas production.

                                                     Weighted Avg
Product    Type      Contract Period    Volume       Price Per Mcf      Fair Value
------- ----------- ----------------- ----------- ------------------- --------------
                                                                      (in thousands)
  Gas   Fixed Price Jan 2002-Apr 2004  7,500 Mcfd $              2.40    $ (4,085)
  Gas   Fixed Price Jan 2002-Dec 2004    559 Mcfd                1.94        (486)
  Gas   Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,131)
  Gas   Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,216)
  Gas   Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,216)
  Gas     Collar    Apr 2002-Oct 2002  5,000 Mcfd          2.55--3.50         255
                                                                         --------
                                                   Net Open Positions    $(16,879)
                                                                         ========

   Commodity price fluctuations affect the remaining natural gas volumes as well as our crude oil and NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2004. Additional natural gas volumes of 16,500 Mcfd are committed at market price through September 2008. During 2001, approximately 9,500 Mcfd of our natural gas production was sold under these contracts. An additional 11,500 Mcfd sold under these contracts were third-party volumes controlled by us.

   Cinnabar Energy Services & Trading, LLC ("Cinnabar"), our wholly owned marketing company, also enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts include either fixed and floating price sales or purchases from third parties. As a result of these firm sales and purchase commitments and associated financial price swaps, the hedge derivatives have qualified as either cash flow or fair value hedges. Hedge ineffectiveness resulted in $48,000 of net gains recorded to other revenue for 2001. At December 31, 2001, we have recorded an asset of $1,476,000 for the fair value of the firm sales commitments. Additionally, we have recorded current assets of $121,000 and current liabilities of $1,521,000 associated with the fair value of the financial fixed and floating price swaps.

   The following table summarizes Cinnabar's open financial derivative positions and hedged firm commitments as of December 31, 2001 related to natural gas marketing.

                                                       Weighted Avg
Product      Type       Contract Period    Volume      Price per Mcf      Fair Value
------- -------------- ----------------- ----------- ------------------ --------------
                                                                        (in thousands)
Fixed price sales and purchase contracts
  Gas        Sale      Jan 2002-Mar 2002 20,000 Mcfd              $3.52    $ 1,444
  Gas        Sale      May 2002-Aug 2002    691 Mcfd               3.15         32
  Gas      Purchase             Jan 2002  1,008 Mcfd               2.56         --
                                                                           -------
                                                                             1,476
Financial derivatives
  Gas   Floating Price Jan 2002-Mar 2002 20,000 Mcfd                        (1,489)
  Gas   Floating Basis Jan 2002-Mar 2002 20,000 Mcfd                            90
  Gas   Floating Price Jan 2002-Aug 2002    978 Mcfd                           (32)
  Gas   Floating Price          Jan 2002  5,000 Mcfd                             3
  Gas    Fixed Price            Jan 2002  5,000 Mcfd              $2.74         28
                                                                           -------
                                                                            (1,400)
                                                                           -------
                                                     Net open positions    $    76
                                                                           =======

   Utilization of our hedging program may result in realization of natural gas and crude oil prices varying from market prices that we receive from the sale of natural gas and crude oil. As a result of the hedging programs, revenues from production were lower than if the hedging program had not been in effect by $22,052,000 in 2001, $22,474,000 in 2000 and $1,021,000 in 1999. Marketing
revenues were $2,957,000 lower as a result of hedging activities in 2001.

   The fair value of fixed price and floating price natural gas financial contracts and associated firm sales commitments as of December 31, 2001 was estimated based on published market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the natural gas financial swap and firm sales commitment fair value does not necessarily represent the value a third party would pay to assume our contract positions

   Based on the financial fixed price hedge positions, for each $1.00 per Mcf increase in the price of natural gas, our annualized revenue would increase by approximately $22,615,000 of which $13,908,000 would be reduced due to the existing hedges.

  Interest Rate Risk

   We manage our exposure associated with interest rates by entering into interest rate swaps. As of December 31, 2001, we have hedged $75,000,000 of our variable-rate debt and $53,000,000 of our fixed-rate Second Mortgage Notes ("Subordinated Notes").

   As of December 31, 2001, $75,000,000 of the variable-rate debt is hedged with interest rate swaps converting the debt's floating LIBOR base to a 6.72% fixed-rate resulting in a liability of $3,832,000. In November 2001, we entered into an interest rate swap covering the $53,000,000 of fixed-rate Subordinated Notes. The swap converts the debt's 14.75% fixed-rate debt to a floating three-month LIBOR base resulting in an asset of $1,853,000 as of December 31, 2001. We have revalued the Subordinated Notes to offset the fair value of the swap as required by SFAS No. 133. If interest rates on our $168,000,000 variable debt increase or decrease by one percentage point, our annual pretax income will decrease or increase by $1,680,000.

   Interest expense for the year ended December 31, 2001 was $1,528,000 higher as a result of the interest rate swaps.

  Credit Risk

   Credit risk is the risk of loss as a result of non-performance by counter parties of their contractual obligations. We sell our oil and gas production directly under long-term contracts and through Cinnabar to creditworthy counter parties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. We monitor exposure to counter parties by reviewing credit ratings, financial statements and credit service reports. Exposure levels are limited and parental guarantees are required according to our established policy. In this manner, we reduce credit risk.

  Performance Risk

   Performance risk results when a financial counter party fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. We manage performance risk through management of credit risk. Each customer and/or counter party is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter.

  Foreign Currency Risk

   Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk.

ITEM 8.  Financial Statements and Supplementary Data

                          QUICKSILVER RESOURCES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
       QUICKSILVER RESOURCES INC.

       Independent Auditors' Report................................  32

       Consolidated Balance Sheets as of December 31, 2001 and 2000  33

       Consolidated Statements of Income for the Years Ended
         December 31, 2001, 2000 and 1999..........................  34

       Consolidated Statements of Stockholder's Equity for the
         Years Ended December 31, 2001, 2000 and 1999..............  35

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999..........................  36

       Notes to Consolidated Financial Statements for the Years
         Ended December 31, 2001, 2000 and 1999....................  37

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

   We have audited the accompanying consolidated balance sheets of Quicksilver Resources Inc. (the Company) as of December 31, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Fort Worth, Texas
March 8, 2002

                          QUICKSILVER RESOURCES INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000
                      In thousands, except for share data

                                                                                           2001      2000
                                                                                         --------  --------
                                        ASSETS
Current Assets
   Cash and cash equivalents............................................................ $  8,726  $ 12,833
   Accounts receivable..................................................................   21,489    32,595
   Inventories and other current assets.................................................    5,079     2,021
                                                                                         --------  --------
       Total current assets.............................................................   35,294    47,449
Investments in and advances to equity affiliates........................................   14,248    12,570
Properties, plant and equipment--net ("full cost")......................................  412,455   374,099
Other assets............................................................................    7,247     5,993
                                                                                         --------  --------
                                                                                         $469,244  $440,111
                                                                                         ========  ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt.................................................... $    945  $  4,149
   Accounts payable.....................................................................   12,168    12,787
   Accrued derivative obligations.......................................................    9,025        --
   Accrued liabilities..................................................................   29,936    29,578
                                                                                         --------  --------
       Total current liabilities........................................................   52,074    46,514
Long-term debt..........................................................................  248,425   239,986
Unearned revenue........................................................................    9,562    18,958
Deferred derivative obligations.........................................................   13,461        --
Other long-term liabilities.............................................................      222       147
Deferred income taxes...................................................................   51,113    47,748
Stockholders' equity
   Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued as of
     December 31, 2001 and 2000.........................................................       --        --
   Common stock, $0.01 par value, 40,000,000 shares authorized, 22,534,875 and
     22,332,950 shares issued as of December 31, 2001 and 2000, respectively............      225       223
Paid in capital in excess of par value..................................................   77,814    75,544
Treasury stock of 3,751,852 and 3,765,947 shares as of December 31, 2001and 2000, respectively..........................................................................  (14,634)  (14,675)
Accumulated other comprehensive income..................................................  (14,007)      (13)
Retained earnings.......................................................................   44,989    25,679
                                                                                         --------  --------
                                                                                           94,387    86,758
                                                                                         --------  --------
                                                                                         $469,244  $440,111
                                                                                         ========  ========

  The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    In thousands, except for per share data

                                                    2001      2000     1999
                                                  --------  --------  -------
 Revenues
    Oil, gas and related product sales........... $125,345  $108,772  $47,616
    Other revenue................................   17,743    10,388    2,198
                                                  --------  --------  -------
        Total revenues...........................  143,088   119,160   49,814
 Expenses
    Oil and gas production costs.................   53,550    37,574   18,866
    Other operating costs........................    1,196       664       --
    Depletion and depreciation...................   28,643    24,555   14,036
    Provision for doubtful accounts..............   (1,071)     (279)   1,350
    General and administrative...................    7,670     7,258    3,930
                                                  --------  --------  -------
        Total expenses...........................   89,988    69,772   38,182
                                                  --------  --------  -------
 Operating income................................   53,100    49,388   11,632
 Other income-net................................     (761)     (467)     (94)
 Interest expense................................   23,751    22,124    8,703
                                                  --------  --------  -------
 Income before minority interest & income taxes..   30,110    27,731    3,023
 Minority interest in net loss of MSR Exploration       --        --     (141)
 Income tax expense..............................   10,800    10,113        2
                                                  --------  --------  -------
 Net income...................................... $ 19,310  $ 17,618  $ 3,162
                                                  ========  ========  =======
 Basic earnings per share........................ $   1.03  $   0.96  $  0.24
                                                  ========  ========  =======
 Diluted earnings per share...................... $   1.00  $   0.95  $  0.24
                                                  ========  ========  =======
 Basic weighted average of shares outstanding....   18,664    18,290   13,151
                                                  ========  ========  =======
 Diluted weighted average shares outstanding.....   19,221    18,467   13,151
                                                  ========  ========  =======


  The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               In thousands, except for share and per share data

                                                                             2001      2000     1999
                                                                           --------  --------  -------
Preferred stock, par value $0.01, 10,000,000 shares authorized
   Balance at beginning of year........................................... $     --  $     --  $    --
   Issuance of 1 share special voting preferred...........................       --        --       --
                                                                           --------  --------  -------
   Balance at end of year: 1 share issued at December 31, 2001 and 2000...       --        --       --
                                                                           --------  --------  -------
Common stock, par value $0.01, authorized 40,000,000 shares
   Balance at beginning of year...........................................      223       180      115
   Issuance of common stock...............................................        2        40       51
   Common stock issued for purchase of minority interest..................       --         3       14
                                                                           --------  --------  -------
   Balance at end of year: 22,534,875, 22,332,950 and 17,994,900 shares
     issued at December 31, 2001, 2000 and 1999, respectively.............      225       223      180
                                                                           --------  --------  -------
Paid in capital in excess of par value
   Balance at beginning of year...........................................   75,544    61,383   27,574
   Acquisition of minority interest.......................................      (59)    2,306   10,629
   Acquisition of Mercury Assets..........................................      396    (4,883)      --
   Issuance of common stock...............................................    1,933    16,779   23,806
   Stock registration fees................................................       --       (41)    (626)
                                                                           --------  --------  -------
   Balance at end of year.................................................   77,814    75,544   61,383
                                                                           --------  --------  -------
Treasury stock
   Balance at beginning of year...........................................  (14,675)      (73)      --
   (Acquisition) reissuance of treasury stock, at cost-net................       41   (14,602)     (73)
                                                                           --------  --------  -------
   Balance at end of year: 3,751,852, 3,765,947 and 10,808 shares at cost
     December 31, 2001, 2000, and 1999, respectively......................  (14,634)  (14,675)     (73)
                                                                           --------  --------  -------
Retained earnings
   Balance at beginning of year...........................................   25,679     8,061    4,899
   Net income.............................................................   19,310    17,618    3,162
                                                                           --------  --------  -------
   Balance at end of year.................................................   44,989    25,679    8,061
                                                                           --------  --------  -------
Accumulated other comprehensive income
   Deferred foreign exchange adjustment
       Balance at beginning of year.......................................      (13)       --       --
       Foreign currency translation adjustment............................     (660)      (13)      --
                                                                           --------  --------  -------
       Balance at end of year.............................................     (673)      (13)      --
                                                                           --------  --------  -------
   Deferred gains (losses) from hedge derivatives
       Adoption of SFAS No. 133 at January 1, 2001........................  (60,304)       --       --
       Reclassification adjustment--hedge settlements.....................   15,234        --       --
       Change in derivative fair value....................................   31,736        --       --
                                                                           --------  --------  -------
       Balance at end of year.............................................  (13,334)       --       --
                                                                           --------  --------  -------
Total other comprehensive income..........................................  (14,007)      (13)      --
                                                                           --------  --------  -------
Total stockholders' equity................................................ $ 94,387  $ 86,758  $69,551
                                                                           ========  ========  =======

  The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS END DECEMBER 31, 2001, 2000 AND 1999
                                 In thousands


                                                                   2001      2000       1999
                                                                 --------  ---------  --------
Operating Activities:
   Net income................................................... $ 19,310  $  17,618  $  3,162
   Charges and credits to net income not affecting cash
       Depletion and depreciation...............................   28,643     24,555    14,036
       Deferred income taxes....................................   10,337     10,143        --
       Recognition of unearned revenues.........................   (9,396)    (6,842)     (538)
       (Income) loss from equity affiliates.....................   (1,125)      (768)       99
       Amortization of deferred loan costs......................    1,606      1,071       244
       Provision for doubtful accounts..........................       --         --     1,350
       Other....................................................      (40)      (166)     (141)
   Changes in assets and liabilities
       Accounts receivable......................................   10,833    (23,839)   (9,128)
       Inventory, prepaid expenses and other....................   (1,877)      (530)      (14)
       Accounts payable.........................................     (619)     4,008     1,462
       Accrued liabilities......................................      249     22,441      (311)
                                                                 --------  ---------  --------
Net cash from operating activities..............................   57,921     47,691    10,221
                                                                 --------  ---------  --------
Investing activities:
   Acquisition of properties and equipment......................  (67,409)  (191,157)  (40,253)
   Acquisition of pipeline and facilities.......................       --     (1,952)   (3,199)
   Acquisition of Mercury assets, net of cash balances received.     (157)    (1,398)       --
   Advances (to) from equity affiliates-net.....................      290     (1,285)       --
   Proceeds from sale of properties.............................       49        274     1,164
                                                                 --------  ---------  --------
Net cash used for investing activities..........................  (67,227)  (195,518)  (42,288)
                                                                 --------  ---------  --------
Financing activities:
   Notes payable, bank proceeds.................................   18,000    250,172    35,365
   Principal payments on long-term debt.........................  (14,618)  (112,468)  (23,342)
   Monetization of Section 29 tax credits.......................       --     25,000        --
   Issuance of common stock.....................................    1,895         --    23,180
   Payments to acquire treasury stock...........................      (78)        --       (73)
   Deferred financing and stock registration costs..............       --     (4,601)     (800)
                                                                 --------  ---------  --------
Net cash from financing activities..............................    5,199    158,103    34,330
                                                                 --------  ---------  --------
Net increase (decrease) in cash and equivalents.................   (4,107)    10,276     2,263
Cash and equivalents at beginning of period.....................   12,833      2,557       294
                                                                 --------  ---------  --------
Cash and equivalents at end of period........................... $  8,726  $  12,833  $  2,557
                                                                 ========  =========  ========

  The accompanying notes are an integral part of these financial statements.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  NATURE OF OPERATIONS

   Quicksilver Resources Inc. ("Quicksilver" or the "Company") is an independent oil and gas company incorporated in the state of Delaware and headquartered in Fort Worth, Texas. On March 4, 1999, Quicksilver (including the assets of Mercury Exploration Company and Michigan Gas Partners Limited Partnership) completed a merger with MSR Exploration Ltd. In connection with the merger, the Company issued shares of its common stock in exchange for all the outstanding common stock of MSR. Quicksilver also converted all the outstanding MSR stock options and warrants into Quicksilver stock options and warrants (see note 15).

   The Company has U.S. offices in Gaylord, Michigan, Cut Bank, Montana, and Casper, Wyoming, and a Canadian subsidiary, MGV Energy Inc. ("MGV") located in Calgary, Alberta. The Company engages in the acquisition, development, exploration, production and sale of natural gas, crude oil and natural gas liquids. Quicksilver also engages in the marketing, processing and transmission of natural gas. A substantial portion (86%) of the Company's reserves are located in Michigan and 72% are located in the Michigan Antrim shale gas fairway.

   The Company's results of operations are largely dependent on the difference between the prices received for its oil and gas products and the cost to find, develop, produce and market such resources. Oil and gas prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond its control. These factors include worldwide political instability, quantity of natural gas in storage, foreign supply of crude oil and natural gas, the price of foreign imports, the level of consumer demand and the price of available alternative fuels. Quicksilver manages a portion of the operating risk relating to oil and gas price volatility through hedging and fixed price contracts.

   The Company is currently expanding its presence in Canada through its subsidiary, MGV. MGV is participating in the exploration for and development of coal bed methane reserves in Canada through two joint ventures with major Canadian energy companies. The first venture with PanCanadian Energy Corporation started in late 2000 on PanCanadian's large acreage position in Southern Alberta. Thirty-seven exploration wells and fifty-six pilot wells have been drilled through December 31, 2001 and the joint venture plans to initiate a proposed 250 well development program later in 2002. The second venture with Conoco, Inc. was signed in mid-2001 and plans to drill ten exploratory wells during 2002 on Conoco lands in Southern Alberta.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

   The Consolidated Financial Statements include the accounts of Quicksilver Resources Inc. and subsidiaries (collectively, the "Company"). The Company accounts for investments in entities, which it does not control, on the equity method of accounting. The Company also consolidates its pro-rata share of oil and gas joint ventures. All significant inter-company transactions are eliminated.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions are reasonable however, such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Company's estimates. Significant estimates underlying these financial statements include the estimated quantities of proved oil and gas reserves used to compute depletion of oil and gas properties and the related present value of estimated future net cash flows there from and the estimated fair value of financial derivative instruments. (See Supplementary Information beginning on page 56.)

  Cash and Cash Equivalents

   Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less.

  Accounts Receivable

   The Company's customers are large oil and natural gas purchasers. Each customer and/or counter-party of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. The Company does not require collateral, however, appropriate credit ratings are required and parental guarantees are obtained. Receivables are generally due in 30-60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established. During 2001, four purchasers accounted for approximately 16.7%, 16.4%, 16.1% and 12.8%, respectively, of the Company's total consolidated oil and gas sales.

  Hedging

   The Company enters into financial derivative instruments to hedge price risk for its oil and gas sales and interest rate risk in accordance with SFAS No. 133 (see note 3). The Company does not enter into financial derivatives for trading or speculative purposes.

   Derivatives that qualify as hedges are recorded on the balance sheet as either an asset or liability measured at fair value and recognized in revenues or interest expense in the period in which the hedged transaction is recognized. Fair value is determined by reference to published future market prices or interest rates. Ineffective portions of hedges are recognized currently in earnings.

   The Company's long term fixed price contracts for delivery of 25,000 Mcfd and 10,000 Mcfd at $2.49 and $2.47, respectively, through March 2009 are not considered derivatives but rather normal sales contracts under SFAS No. 133. Approximately 7,400 Mcfd of these volumes are third-party volumes controlled by the Company.

  Inventories

   Inventories consist of well equipment, spare parts and supplies carried on a first in first out basis at the lower of cost or market.

  Properties, Plant, and Equipment

   The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

   The sum of net capitalized costs and estimated future development and dismantlement costs is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Oil and natural gas are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.

   Net capitalized costs are limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, (ii) the cost of properties not being amortized, (iii) the lower of cost or market value of unproved properties included in the cost being amortized; less (iv) income tax effects related to differences between the book and tax basis of the oil and gas properties. Such limitations are imposed separately on a country-by-country basis.

   All other properties and equipment are stated at original cost and depreciated using the straight-line method based on estimated useful lives from five to forty years.

  Revenue Recognition

   Revenues are recognized when title to the products transfer to the purchaser. The Company follows the "sales method" of accounting for its oil and natural gas revenue, so that the Company recognizes sales revenue on all oil or natural gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2001 and 2000, the Company's aggregate oil and natural gas imbalances were not material to its consolidated financial statements.

  Environmental Compliance and Remediation

   Environmental compliance costs, including ongoing maintenance and monitoring, are expensed as incurred. Environmental remediation costs, which improve the condition of a property, are capitalized.

  Income Taxes

   Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities at rates that will be in effect in years the temporary differences are expected to reverse. Net operating loss carry forwards and other deferred tax assets are reviewed annually for recoverability, and are recorded, net of a valuation allowance, if necessary.

  Disclosure of Fair Value of Financial Instruments

   The Company's financial instruments include cash, time deposits, accounts receivable, notes payable, accounts payable, and long-term debt. The fair value of long-term debt is estimated at the present value of future cash flows discounted at rates consistent with comparable maturities for credit risk. The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

  Change in Presentation

   Certain reclassifications have been made for comparative purposes for presentations adopted in 2001.

  Earnings per share

   Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities.

   The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income per common share.

                                                Years Ended December 31,
                                                ------------------------
                                                  2001    2000    1999
                                                -------  ------- -------
                                                 (in thousands, except
                                                    per share data)
        Net income............................. $19,310  $17,618 $ 3,162
                                                =======  ======= =======

        Weighted average common shares--basic..  18,664   18,290  13,151
        Effect of dilutive securities:
           Stock options.......................     488      171      --
           Warrants............................      69        6      --
                                                -------  ------- -------
        Weighted average common shares--diluted  19,221   18,467  13,151
                                                =======  ======= =======
        Net income--per share
           Basic............................... $  1.03  $  0.96 $  0.24
           Diluted.............................    1.00     0.95    0.24

   Warrants representing 550,000 shares of common stock were excluded from the 2001 diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock. For the years ended December 31, 2000 and 1999, 24,856 shares of common stock under options were excluded from the diluted net income per share computations as the exercise price exceeded the average market price of the Company's common stock. Warrants representing 1,100,000 and 1,128,000 shares, respectively, of common stock were also excluded from the 2000 and 1999 diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock.

  Segment Information

   The Company has reviewed the requirements under Financial Accounting Standards Board ("FASB") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company believes it has one reportable operating segment and its operations outside of the U.S. are not yet material.

  Recently Issued Accounting Standards

   The FASB recently issued SFAS No. 141, "Business Combinations", which applies to all business combinations for which the date of acquisition is July 1, 2001, or later. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method. Adoption of this statement has had no impact on the Company's financial statements.

   The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 gives direction for accounting for goodwill and intangible assets. The Company believes the adoption of this statement will have no impact on its financial statements.

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

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

3.  CHANGE IN ACCOUNTING PRINCIPAL--HEDGING

   On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge criteria are met, the change in a derivative's fair value (for a cash flow hedge) is deferred in stockholder's equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedged transaction is recognized in revenues to the extent the hedge is effective. The ineffective portions of hedges are recognized currently in earnings.

   All existing derivatives within the Company were identified prior to January 1, 2001. The Company designated, documented and assessed the hedging relationships. These hedges included all of the Company's existing financial fixed price gas swaps, which extend through April 2005 and interest rate swaps, which extend through March 2003. Adoption by the Company of the accounting standard as of January 1, 2001 resulted in the recognition of $93.4 million of derivative liabilities with a cumulative effect of $60.3 million after tax as a decrease to other comprehensive income, a component of stockholders' equity.

   During 2001, Cinnabar Energy Services and Trading LLC ("Cinnabar"), the Company's wholly owned marketing subsidiary, entered into both fixed and floating price firm gas sales and purchase commitments and associated financial floating price swaps which extend through August 2002. The derivative transactions qualify as either cash flow or fair value hedges. Hedge ineffectiveness resulted in $48,000 of net gains recorded to other revenue in 2001. At December 31, 2001, the Company recorded an asset of $1,476,000, included in other current assets, for the fair value of the firm sales commitments. Additionally, the Company has recorded current assets of $121,000 and current liabilities of $1,521,000 associated with the fair value of the financial fixed and floating price swaps.

   The Company has interest rate swap agreements covering $75,000,000 of its variable-rate debt through March 31, 2003 that converts the floating debt from a London Interbank Offered Rate ("LIBOR") base rate to a 6.72% fixed rate. The fair value of these swaps was a loss of $3,832,000 as of December 31, 2001.

   On November 16, 2001, the Company entered into an interest rate swap agreement covering its $53,000,000 of Second Mortgage Notes ("Subordinated Notes"). The agreement converts the debt's 14.75% fixed rate to a floating three-month LIBOR base rate. The interest rate swap has qualified as a fair value hedge. The Company recorded an asset of $1,853,000 for the fair value of this swap agreement at December 31, 2001. Additionally, the Company has revalued the Subordinated Notes to offset the fair value of the swap as required by SFAS No. 133.

   The change in carrying value of the Company's financial fixed price and floating price gas swaps and interest rate swaps in the Company's balance sheet since January 1, 2001 resulted from a decrease in market prices for natural gas and interest rates. This change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Natural gas derivative assets and liabilities reflected as

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

current in the December 31, 2001 balance sheet represent the estimated fair value of contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date. Because present accounting rules do not provide for the accrual of the future cash flow transactions the natural gas swaps were designed to hedge, an apparent working capital deficit is created which does not, in management's opinion, accurately depict the Company's true working capital position or its liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged gas sales transaction occurs. Settlement of the underlying hedged transaction occurs in the following month.

   The estimated fair values of all hedge derivatives and the associated fixed price firm sales and purchase commitments as of December 31 and January 1, 2001 are provided below. The associated carrying values of these swaps are equal to the estimated fair values for each period presented.

                                                    December 31, January 1,
                                                        2001        2001
                                                    ------------ ----------
                                                        (in thousands)
     Derivative assets:
        Fixed price sales commitments..............   $ 1,476     $    --
        Natural gas financial collars..............       255          --
        Floating price natural gas financial swaps.        93          --
        Fixed price natural gas financial swaps....        28          --
        Fixed to Floating interest rate swap.......     1,853          --
                                                      -------     -------
                                                      $ 3,705     $    --
                                                      =======     =======
     Derivative liabilities:
        Fixed price natural gas financial swaps....   $17,134     $91,969
        Floating price natural gas financial swaps.     1,521          --
        Floating to Fixed interest rate swap.......     3,832       1,443
                                                      -------     -------
                                                      $22,487     $93,412
                                                      =======     =======

   The fair value of natural gas financial swaps and firm sales commitments as of December 31 and January 1, 2001 was estimated based on market prices of natural gas for the periods covered by the swaps. The net differential between the prices in each swap and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each swap at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the natural gas financial swap and firm sales commitment fair values do not necessarily represent the value a third party would pay to assume the Company's contract positions. Of the $20,966,000 of cash flow hedge liabilities, $7,504,000 has been classified as current based on the maturity of the derivative instruments resulting in $4,864,000 of after-tax losses to be reclassified from other comprehensive income in 2002.

   The fair value of interest rate swaps was based upon counter party estimates of the fair value of such swaps.

4.  FINANCIAL INSTRUMENTS

   The Company has established policies and procedures for managing risk within its organization, including internal controls. The level of risk assumed by the Company is based on its objectives and capacity to manage risk.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Quicksilver's primary risk exposure is related to natural gas commodity prices. The Company has mitigated the downside risk of adverse price movements through the use of swaps, futures and forward contracts, however, it has also limited future gains from favorable movements.

  Commodity Price Risk

   The Company enters into various sales and financial contracts to hedge its exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included physical sales contracts and financial contracts including price ceilings and floors, no-cost collars and fixed price swaps. As of December 31, 2001, Quicksilver sells approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term fixed price contracts at $2.49/Mcf and $2.47/Mcf, respectively, through March 2009. Approximately 27,600 Mcfd of the Company's natural gas production was sold under these contracts during 2001. The remaining 7,400 Mcfd sold under these contracts were third-party volumes controlled by the Company. Additionally, the Company has hedged approximately 38,100 Mcfd of its natural gas production using fixed price swap agreements at prices averaging $2.70 Mcf. These agreements expire from April 2004 to April 2005. As a result of these various contracts, the Company benefits from significant predictability of its natural gas revenues. The following table summarizes the Company's open financial derivative positions as of December 31, 2001 related to natural gas production.

                                                     Weighted Avg
Product    Type      Contract Period    Volume       Price Per Mcf      Fair Value
------- ----------- ----------------- ----------- ------------------- --------------
                                                                      (in thousands)
Gas     Fixed Price Jan 2002-Apr 2004  7,500 Mcfd $              2.40    $ (4,085)
Gas     Fixed Price Jan 2002-Dec 2004    559 Mcfd                1.94        (486)
Gas     Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,131)
Gas     Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,216)
Gas     Fixed Price Jan 2002-Apr 2005 10,000 Mcfd                2.79      (4,216)
Gas       Collar    Apr 2002-Oct 2002  5,000 Mcfd          2.55--3.50         255
                                                                         --------
                                                   Net Open Positions    $(16,879)
                                                                         ========

   Commodity price fluctuations affect the remaining natural gas volumes as well as the Company's crude oil and NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2004. Additional natural gas volumes of 16,500 Mcfd are committed at market price through September 2008. During 2001, approximately 9,500 Mcfd of Quicksilver's natural gas production was sold under these contracts. An additional 11,500 Mcfd sold under these contracts were third-party volumes controlled by the Company.

   Based on the financial fixed price hedge positions, for each $1.00 per Mcf increase in the price of natural gas, the Company's annualized revenue would increase by approximately $22,615,000, of which $13,908,000 would be reduced due to the existing hedges.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Cinnabar also enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales and purchases with derivative instruments. The following table summarizes Cinnabar's open financial derivative positions and hedged firm commitments as of December 31, 2001 related to natural gas marketing.

                                                        Weighted Avg
Product      Type      Contracted Period   Volume       Price per Mcf      Fair Value
------- -------------- ----------------- ----------- ------------------- --------------
                                                                         (in thousands)
Fixed price sales and purchase contracts
Gas               Sale Jan 2002-Mar 2002 20,000 Mcfd $              3.52    $ 1,444
Gas               Sale May 2002-Aug 2002    691 Mcfd                3.15         32
Gas           Purchase     Jan 2002       1,008 Mcfd                2.56         --
                                                                            -------
                                                                              1,476
Financial derivatives
Gas     Floating Price Jan 2002-Mar 2002 20,000 Mcfd                         (1,489)
Gas     Floating Basis Jan 2002-Mar 2002 20,000 Mcfd                             90
Gas     Floating Price Jan 2002-Aug 2002    978 Mcfd                            (32)
Gas     Floating Price     Jan 2002       5,000 Mcfd                              3
Gas        Fixed Price     Jan 2002       5,000 Mcfd $              2.74         28
                                                                            -------
                                                                             (1,400)
                                                                            -------
                                                      Net open positions    $    76
                                                                            =======

   Utilization of the Company's hedging program may result in natural gas and crude oil realized prices varying from market prices that the Company receives from the sale of natural gas and crude oil. As a result of the hedging programs, revenues from production in 2001, 2000 and 1999 were $22,052,000, $22,474,000 and $1,021,000, respectively, lower than if the hedging program had not been in effect. Marketing revenues for Cinnabar were $2,957,000 lower as a result of its hedging activities in 2001.

   The fair value of fixed price and floating price natural gas financial contracts and associated firm sales commitments as of December 31, 2001 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the natural gas financial swap and firm sales commitment fair value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

  Interest Rate Risk

   The Company manages it exposure associated with interest rates by entering into interest rate swaps. As of December 31, 2001, Quicksilver has hedged $75,000,000 of its variable-rate debt and its $53,000,000 of fixed-rate Subordinated Notes.

   As of December 31, 2001, $75,000,000 of the variable-rate debt is hedged with interest rate swaps converting the debt's floating LIBOR base to a 6.72% fixed-rate and a liability of $3,832,000 as of December 31, 2001. In November 2001, the Company entered into an interest rate swap covering the $53,000,000 of fixed-rate Subordinated Notes. The swap converts the debt's 14.75% fixed-rate debt to a floating LIBOR base resulting in an asset of $1,853,000 as of December 31, 2001. The Company has revalued the Subordinated Notes to offset the fair value of the swap as required by SFAS No. 133.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Interest expense for the year ended December 31, 2001 was $1,528,000 higher as a result of the interest rate swaps.

  Credit Risk

   Credit risk is the risk of loss as a result of non-performance by counter parties of their contractual obligations. The Company sells its oil and gas production directly under long-term contracts and, through Cinnabar, to creditworthy counter parties, such as utilities, major oil companies (or their affiliates), industrial customers, large trading companies or energy marketing companies, refineries and other users of petroleum products. The Company monitors exposure to counter parties by reviewing credit ratings, financial statements and credit service reports. Exposure levels are limited and parental guarantees are required according to Company policy. In this manner, the Company reduces credit risk.

  Performance Risk

   Performance risk results when a financial counter-party fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. The Company manages performance risk through management of credit risk. Each customer and/or counter party of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter.

  Foreign Currency Risk

   The Company's Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, the Company is exposed to foreign currency exchange rate risk.

5.  ACQUISITIONS

   During the year 2000, Quicksilver more than doubled its revenue base primarily through acquisitions funded through additional borrowings.

  CMS Acquisition

   On March 31, 2000, the Company acquired from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation, oil and gas properties located primarily in Michigan ("CMS Properties" or "CMS Acquisition"). The purchase price, which was finalized in November 2000, was $164 million. The CMS Acquisition was financed through restructuring of Quicksilver's senior bank facility, the sale of $53 million in subordinated notes, and the monetization, through a major financial institution, of a portion of the accompanying Internal Revenue Code
Section 29 income tax credits related to the CMS Properties (see notes 9 and 10). The CMS Acquisition was accounted for under the purchase accounting method, and consists of both CMS oil and gas properties and 100% of the common stock of Terra Energy Ltd.

   The following table represents the allocation of the assets acquired and liabilities assumed, based upon their fair value on the date of the CMS Acquisition. In accordance with SFAS No. 109, "Accounting for Income Taxes", a deferred tax liability was recognized for the differences between the allocated values and the tax bases of the acquired assets and liabilities.

                     Properties and equipment $189,080,000
                     Working capital.........     (570,000)
                     Deferred taxes..........  (24,497,000)
                                              ------------
                        Total purchase price. $164,013,000
                                              ============

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The following summary pro forma financial information (in thousands, except per share amounts) gives the effect of the acquisition on the Company's historical income statements as though the acquisition had occurred at the beginning of the periods presented. Adjustments were made to reflect a combined depletion rate, incremental general and administrative expense and interest expense on acquisition debt. The effects of the other acquisitions in the year 2000 on the consolidated financial statements are not significant and have been excluded from the pro forma presentation.

                                            Years Ended
                                           December 31,
                                       ---------------------
                                          2000       1999
                                        --------   --------
                                       (in thousands, except
                                          per share data)
                   Revenues........... $134,618   $104,273
                   Expenses...........  105,549     97,111
                   Net income.........   18,495      5,154
                   Earnings per share-
                      Basic........... $   1.01   $   0.39
                      Diluted......... $   1.00   $   0.39

  Mercury Acquisition

   Effective July 31, 2000, Quicksilver purchased substantially all of the oil and gas-related assets of, and 65% of a gas compression company from, Mercury Exploration Company ("Mercury"), a related party (see note 17), for $18 million.

   An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price, and the non-related party members of the Board of Directors approved the purchase. The acquisition was financed through assumption of existing debt of $6.1 million, application of an account receivable of $7.3 million, a note of $3.2 million and accounts payable of $1.4 million. The transaction was accounted for as an acquisition of companies under common control. As a result, all assets and liabilities acquired were recorded at Mercury's historical book value. The excess of purchase price over book value was accounted for as a reduction of paid in capital.

   The assets purchased included all of the capital stock of Mercury Michigan, Inc. ("MMI"), 65% of the capital stock of Voyager Compression Services, LLC ("Voyager") and gas and oil properties located in Indiana and Kentucky. MMI is a gas processing company, which gathers and processes approximately 75 million cubic feet of natural gas per day, and which owns fifty percent each of Beaver Creek Pipeline, LLC ("Beaver Creek") and Cinnabar Energy Services & Trading, LLC ("Cinnabar"). Quicksilver now owns 100% of Beaver Creek and Cinnabar. Voyager sells, installs, repairs, and maintains compression for the natural gas industry.

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

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


6.  ACCOUNTS RECEIVABLE

   On March 10, 1999, one of the Company's natural gas purchasers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Management determined that a portion of the approximate $2,450,000 account receivable associated with the purchaser was uncollectable; accordingly, an allowance for doubtful accounts of $1,350,000 was established in the first quarter of 1999. The Company recovered $1,379,000 during 2000 and an additional $1,651,000 during 2001. As a result, $1,071,000 and $279,000 were recorded in 2001 and 2000, respectively, as recoveries of the provision for doubtful accounts. The remaining $580,000 was recorded to other revenue in 2001.

7.  PROPERTIES AND EQUIPMENT

   Property and equipment includes the following:

                                                                        As of December 31,
                                                                       -------------------
                                                                         2001       2000
                                                                       ---------  --------
                                                                          (in thousands)
Oil and gas properties
   Subject to depletion............................................... $ 480,925  $430,328
   Unevaluated costs..................................................    14,458     8,239
   Accumulated depletion..............................................  (114,437)  (88,079)
                                                                       ---------  --------
Net oil and gas properties............................................   380,946   350,488
Other equipment
   Pipeline and gathering and processing facilities...................    33,959    25,359
   General properties.................................................     5,823     4,249
   Accumulated depreciation...........................................    (8,273)   (5,997)
                                                                       ---------  --------
Net other property and equipment                                          31,509    23,611
                                                                       ---------  --------
Property and equipment, net of accumulated depreciation, depletion and amortization........................................................ $ 412,455  $374,099
                                                                       =========  ========

   Unevaluated costs incurred in 2001 include $8,022,000 for the Company's coal bed methane exploration project in the Alberta province of Canada, which is expected to be tested and evaluated in 2002. These costs include internal costs of $481,000 directly related to the project. An additional $1,996,000 was incurred in 2000 to purchase the minority interest in MGV. The remaining unevaluated costs are primarily for leasehold acquisitions.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

   Depletion per Mcfe was $0.65, $0.68 and $0.63 for the years ended December 31, 2001, 2000 and 1999 respectively.

8.  OTHER ASSETS

   Other assets consist of:

                                               As of December 31,
                                               -----------------
                                                 2001     2000
                                               -------   -------
                                                 (in thousands)
                Deferred loan costs........... $ 6,514   $ 6,068
                Less accumulated amortization.  (3,080)   (1,378)
                                               -------   -------
                   Net deferred loan costs....   3,434     4,690
                Hedge derivatives (see note 3)   1,853        --
                Other.........................   1,960     1,303
                                               -------   -------
                                               $ 7,247   $ 5,993
                                               =======   =======

   Costs related to the acquisition of debt are deferred and amortized on a straight-line basis over the term of the debt.

9.  ACCRUED LIABILITIES

   Accrued liabilities include the following:

                                             As of December 31,
                                             ------------------
                                               2001      2000
                                              -------  -------
                                               (in thousands)
                Accrued product purchases... $ 9,180   $14,417
                Interest owners payable.....   5,375     4,281
                Interest payable............   3,577     3,997
                Accrued operating expenses..   6,697     3,180
                Accrued capital expenditures   3,010        --
                Mercury payable.............      --     1,773
                Environmental liabilities...     698       845
                Other.......................   1,399     1,085
                                             -------   -------
                                             $29,936   $29,578
                                             =======   =======

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


10.  NOTES PAYABLE AND LONG-TERM DEBT

                                                             As of December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                               (in thousands)
                              Long-term debt consists of:
                                 Notes payable to banks..... $190,000  $180,000
                                 Subordinated notes payable.   54,853    53,000
                                 Various loans..............    4,517    11,135
                                                             --------  --------
                                                              249,370   244,135
                              Less current maturities.......     (945)   (4,149)
                                                             --------  --------
                                                             $248,425  $239,986
                                                             ========  ========

   Maturities are as follows, in thousands of dollars:

                             Years Ending
                             ------------
                              2002....... $    945
                              2003.......  190,945
                              2004.......      945
                              2005.......      945
                              2006.......   10,674
                              2007.......   12,231
                              Thereafter.   32,685
                                          --------
                                          $249,370
                                          ========


   The Company has a credit facility, which is a three-year revolving facility that matures on March 31, 2003 and permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $225 million. The borrowing base is $210 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from the Company's natural gas and crude oil production. The next scheduled re-determination date will be as of May 1, 2002, based on December 31, 2001 assets and proved reserves. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced in whole or in part at any time in minimum amounts. As of year-end, the Company can designate the interest rate on amounts outstanding at either the LIBOR + 2.25% or bank prime. At December 31, 2001, the Company's interest rate was 4.85% through April 2, 2001 on $177 million. The collateral for the credit facility consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreements prohibit the declaration or payment of dividends by the Company and contain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. The Company currently is in compliance with all such restrictions. At December 31, 2001, the Company had $19,431,000 available under the credit facility.

   The Company also sold $43 million of 14.75% Second Mortgage Notes ("Subordinated Notes") on March 31, 2000 and an additional $10 million on April 24, 2000. Prepayments made before March 28, 2003 will require a premium payment ranging from 3% to 6%. Quarterly interest payments to the note holders may be paid in kind with respect to all or any portion of interest in excess of 10% by issuing additional notes. The Subordinated Notes contain restrictive covenants, which, among other things, require maintenance of working capital, collateral coverage ratio and an earnings ratio before interest, taxes, depreciation and amortization and

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

costs associated with seismic geological and geological services in connection and attributable to oil and gas exploration ("EBITDAX"). The Company is currently in compliance with such restrictions. The Subordinated Notes include a FAS 133 fair value adjustment of $1,853,000 as of December 31, 2001. The Subordinated Notes are due on March 30, 2009, with quarterly principal payments starting on June 28, 2006.

   As a part of the Mercury Acquisition, the Company assumed a Mercury Exploration Company note payable with a balance of $1,853,000 and an interest rate of 10% as of December 31, 2001. The Company also incurred debt to Mercury Exploration Company as part of this acquisition. This note has an interest rate of 9% with quarterly principal payments of $160,000 plus interest through December 2005. The balance of this note was $2,560,000 as of December 31, 2001.

   As of December 31, 2001, the balance reflected for the Company's fixed-rate debt, including the SFAS No. 133 fair value adjustment for the interest rate hedge, approximates fair value.

11.  TAX CREDIT SALES

   Certain properties of the Company carry Internal Revenue Code Section 29 income tax benefits. Code Section 29 allows a credit against regular federal income tax liability for certain eligible gas production.

   On March 31, 2001, the Company conveyed, to a bank, Section 29 tax credits for 99.5% of the interests acquired from CMS and the Terra interests in Devonian production from certain wells located in Michigan. Cash proceeds received from the sale were $25 million and were recorded as unearned revenue. Revenue is recognized as reserves are produced. The purchase and sale agreement and ancillary agreements with the bank include a production payment in favor of Quicksilver burdening future production on the properties. Revenue of $9,396,000 and $6,842,000 was recognized in 2001 and 2000, respectively, in other revenue.

   During 1997, other tax credits were conveyed through the sale of certain working interests to a bank. As of December 31, 2001, a balance of $800,000 in other long-term liabilities existed as a result of the cash consideration received in excess of the tax benefit earned. The balance of $800,000 will be applied to repurchasing the remaining interests in the properties after the
Section 29 credits expire at the end of 2002. Revenue of $1,499,000 and $1,431,000 was recognized in 2001 and 2000, respectively, in other revenue.

12.  COMMITMENTS AND CONTINGENCIES

   The Company leases office buildings and other property under operating leases. Future minimum lease payments, in thousands, for operating leases with initial non-cancelable lease terms in excess of one year as of December 31, 2001, were as follows:

                         2002................... $1,049
                         2003...................    922
                         2004...................    751
                         2005...................    541
                         2006...................    510
                         2007...................    510
                         Thereafter.............  1,021
                                                 ------
                         Total lease commitments $5,304
                                                 ======

   Rent expense for operating leases with terms exceeding one month was $1,693,000 in 2001, $1,088,000 in 2000, and $206,000 in 1999.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   As of December 31, 2001, the Company had approximately $799,000 in letters of credit outstanding related to various state and federal bonding requirements.

   The Company is subject to various possible contingencies, which arise primarily from interpretation of federal and state laws and regulations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

   In August 2001, a group of royalty owners (Athel E. Williams et al.) brought suit against the Company and three of its subsidiaries in the Circuit Court of Otsego County, Michigan. The suit alleges that Terra Energy Ltd., one of the Company's subsidiaries, underpaid royalties or overriding royalties to the 13 named plaintiffs and to a class of plaintiffs who have yet to be determined. The pleadings of the plaintiffs seek damages in an unspecified amount and injunctive relief against future underpayments. Due to administrative oversight an answer was not timely filed and a default was entered against the Company in December 2001. On March 8, 2002, the Michigan Court of Appeals vacated the trial court's order denying Quicksilver's motion to set aside the default and remanded the matter to the trial court with instructions to consider the Company's meritorious defenses along with a motion for reconsideration. The Company is taking all necessary and appropriate legal action to have the default set aside and to defend the case.

   The Company believes that it has meritorious defenses to the lawsuit and a legal basis for having the default set aside. The issues in the lawsuit have not been narrowed and any facts that would support a damage estimate have not been gathered and analyzed. Therefore, it is not possible to estimate the damages that could arise from the suit if the proposed class is certified. Based on information currently available, the Company believes that the final resolution of this matter will not have a material effect on operations, equity or cash flows.

13.  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001, and 2000 and 1999 are as follows:

                                                       2001    2000    1999
                                                      ------- ------- -------
                                                          (in thousands)
   Deferred tax assets
      Deferred tax benefit on cash flow hedge losses. $ 7,252 $    -- $    --
      Tax credit sale and unearned income............  16,494  27,925   3,709
      Net operating loss carry forwards..............  13,650   4,381   4,171
      Other..........................................     355     538   1,556
                                                      ------- ------- -------
          Total deferred tax assets..................  37,751  32,844   9,436
   Deferred tax liabilities..........................
      Properties, plant, and equipment...............  88,864  80,592  24,524
                                                      ------- ------- -------
          Net deferred tax liabilities............... $51,113 $47,748 $15,088
                                                      ======= ======= =======

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The provisions for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                        2001     2000    1999
                                                       -------  -------  -----
                                                            (in thousands)
Current state income tax expense...................... $   272  $    --  $  --
Current federal income tax expense (benefit)..........     178      (33)  (934)
   Foreign............................................      13        3     --
                                                       -------  -------  -----
       Total current income tax expense (benefit).....     463      (30)  (934)
                                                       -------  -------  -----
   Deferred federal income tax expense................  10,364   10,082    936
   Foreign income tax expense (benefit)...............     (27)      61     --
                                                       -------  -------  -----
       Total deferred income tax expense..............  10,337   10,143    936
                                                       -------  -------  -----
       Total.......................................... $10,800  $10,113  $   2
                                                       =======  =======  =====

   A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                  2001    2000     1999
                                                  -----   -----   ------
      U.S. federal statutory tax rate............ 35.00 % 35.00 %  34.00 %
      Change in net operating loss carry-forwards    --   (0.12)% (33.49)%
      Permanent differences......................   .33 % (0.18)%  (0.51)%
      State income taxes net of federal deduction   .59 %    --       --
      Other......................................  (.05)%  1.77 %     --
                                                  -----   -----   ------
      Effective income tax rate.................. 35.87 % 36.47 %   0.00 %
                                                  =====   =====   ======

   Included in deferred tax assets are net operating losses of approximately $39.0 million that are available for carryover beginning in the year 2002 to reduce future U.S. taxable income. The net operating losses will begin to expire in 2004. These net operating losses have not been reduced by a valuation allowance, because management believes that future taxable income will more likely than not be sufficient to utilize substantially all of its tax carry forwards prior to their expirations. However, under Internal Revenue Code
Section 382, a change of ownership was deemed to have occurred for MSR in 1998. Due to the limitations imposed by Section 382, a portion of MSR's net operating losses could not be utilized and are not included in deferred tax assets.

14.  EMPLOYEE BENEFITS

   Quicksilver has a 401(k) retirement plan available to all employees with three months of service and at least 21 years of age. The Company may make discretionary contributions to the plan. Company contributions were $180,000, $451,000 and $51,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company initiated a self-funded health benefit plan effective July 1, 2001. The plan has been reinsured on an individual claim and total group claim basis. Quicksilver is responsible for payment of the first $40,000 in claim expense for each participant. The maximum claim liability for the total group is approximately $1,050,000 for the plan year ending June 30, 2002. Aggregate level reinsurance is in place for payment of excess claims up to $1,000,000 over and above the maximum.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


15.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue 40 million shares of common stock with a par value per share of one cent ($0.01) and 10 million shares of preferred stock with a par value per share of one cent ($0.01). At December 31, 2001, the Company had 18,783,023 shares of common stock outstanding (including 280,169 shares issuable in respect of the MGV exchangeable shares) and one share of special voting preferred stock outstanding.

   Prior to completion of the CMS Acquisition, the Company issued 3,650,000 shares of its common stock to CMS. Those shares were held in escrow and upon the closing of the acquisition were returned to the Company and are included in treasury stock.

   In connection with the Company's acquisition of properties from Unocal Corporation's Spirit Energy 76 Unit in May of 1999, 404,381 contingently issuable unregistered shares of common stock were held in escrow. The Company released 299,242 shares in 2000. Shares totaling 105,139 were returned to the Company in 2000 and are included in treasury stock.

   As part of the MGV minority interest acquisition, all issued and outstanding shares of MGV capital stock, other than those held by Quicksilver, were converted into MGV exchangeable shares. The MGV exchangeable shares are non-voting shares of MGV's capital stock exchangeable for 283,669 shares of Quicksilver common shares, which exchange can occur as a result of (i) liquidation of MGV; (ii) exercise of a redemption right by an MGV shareholder requiring MGV to purchase exchangeable shares; or (iii) exercise of an exchange put right by an MGV shareholder requiring Quicksilver to purchase the exchangeable shares. Any MGV exchangeable shares still outstanding on December 31, 2005 will be treated as having been the subject of an exercise of an exchange put right on that date. Upon exchange, the holder of exchangeable shares is entitled to receive one share of Quicksilver common stock and the full amount of all cash dividends declared on a share of Quicksilver common stock from the date of issuance of the exchangeable share to the date of exchange. In order to provide voting rights to holders of MGV exchangeable shares equivalent to the voting rights of the Quicksilver common shares, Quicksilver created, on December 15, 2000, a series of its preferred stock designated as Special Voting Stock. Quicksilver issued a single share of Special Voting Stock to an appointee. During 2001, 3,500 exchangeable shares of MGV were presented to Quicksilver for purchase for $59,200.

   As of December 31, 2001, the Company had warrants outstanding to sell 430,000 shares of common stock at $12.50 per share, 550,000 shares at $20 per share, and 5,750 shares at $0.10 per share. These warrants were issued in connection with the formation of the Company and expire March 31, 2002. Warrants for 120,000 shares of stock at $ 12.50 per share were exercised in August 2001. As of March 8, 2002, warrants for 330,000 shares of stock at $12.50 per share had been exercised in 2002.

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

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

transactions under the 1999 Plan, including options for 24,856 shares of the Company's common stock resulting from a conversion of outstanding MSR Exploration Ltd. options in March of 1999, is as follows:

                                                 2001                     2000                    1999
                                       ------------------------ ------------------------ ----------------------
                                                   Weighted                 Weighted               Weighted
                                                    Average                  Average                Average
                                        Shares  Exercise Price   Shares  Exercise Price  Shares Exercise Price
                                       -------  --------------- -------  --------------- ------ ---------------
Outstanding at beginning of year...... 802,059  $          4.78  24,856  $          8.75 24,856 $          8.75
   Granted............................ 132,153            13.03 804,203             5.16     --              --
   Exercised.......................... (85,425)            4.62      --               --     --              --
   Forfeited..........................  (2,700)            8.75 (27,000)            3.69     --              --
                                       -------  --------------- -------  --------------- ------ ---------------
Outstanding at end of year............ 846,087  $          6.58 802,059  $          4.78 24,856 $          8.75
                                       =======  =============== =======  =============== ====== ===============
Exercisable at end of year............ 196,499  $          5.88  24,856  $          8.75 24,856 $          8.75
                                       =======  =============== =======  =============== ====== ===============
Weighted average fair value of options
  granted.............................          $          6.77          $          2.13                     NA
                                                ===============          ===============        ===============

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               2001  2000
                                               ----  ----
                      Risk-free interest rate.  3.5%  5.7%
                      Expected life (in years)  3.5   2.5
                      Expected volatility..... 60.7% 60.8%
                      Dividend yield..........   --    --

   The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

                                        2001                    2000
                               ----------------------- -----------------------
                               As Reported  Pro Forma  As Reported  Pro Forma
                               ------------ ---------- ------------ ----------
  Net income.................. $     19,310 $   18,719 $     17,618 $   17,188
  Basic net income per share..         1.03       1.00         0.96       0.94
  Diluted net income per share         1.00       0.97         0.95       0.93

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The following table summarizes information about stock options outstanding at December 31, 2001.

                        Options Outstanding                  Options Exercisable
            -------------------------------------------- ---------------------------
                            Weighted
 Range of     Number        Average         Weighted       Number       Weighted
Exercisable Outstanding    Remaining         Average     Exercisable     Average
  Prices    at 12/31/01 Contractual Life Exercise Price  at 12/31/01 Exercise Price
----------- ----------- ---------------- --------------- ----------- ---------------
  $ 3-$ 4       370,113        3.1 years $          3.69      81,978 $          3.69
    7-  8       321,665        3.5 years            7.12      91,665            7.12
    8-  9        22,856         .2 years            8.75      22,856            8.75
    9- 10        64,152        4.1 years            9.80          --              --
   16- 17        67,301        4.8 years           16.11          --              --
            ----------- ---------------- --------------- ----------- ---------------
                846,087        3.6 years $          6.58     196,499 $          5.88
            =========== ================ =============== =========== ===============

16.  OTHER REVENUE

   Other revenue consists of the following:

                                                 For the Years Ended
                                                    December 31,
                                               ----------------------
                                                2001    2000    1999
                                               ------- ------- ------
                                                   (in thousands)
          Section 29 tax credit income........ $10,895 $ 8,273 $1,280
          Marketing income....................   3,623     598    224
          Processing and transportation income   1,520     604    793
          Income (loss) from equity affiliates   1,125     768    (99)
          Other...............................     580     145     --
                                               ------- ------- ------
                                               $17,743 $10,388 $2,198
                                               ======= ======= ======

17.  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid (received) for interest and income taxes is as follows:

                                     For the Years Ended
                                        December 31,
                                   -----------------------
                                    2001    2000     1999
                                   ------- -------  ------
                                       (in thousands)
                      Interest.... $22,877 $18,670  $8,190
                      Income taxes     303    (663)    306

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Other non-cash transactions are as follows:

                                                                  For the Years Ended
                                                                     December 31,
                                                                  ------------------
                                                                   2001       2000
                                                                  ----      --------
                                                                    (in thousands)
Common stock used in acquisitions:
   283,669 shares used for minority interest of MGV Energy, Inc..   --     $  2,309
   404,381 shares used for Unocal properties.....................   --        2,221
   3,650,000 shares used for CMS Acquisition.....................   --       14,600

Treasury stock reissued (acquired):
   15,095 shares for payment of director's compensation.......... $100     $     --
   3,650,000 shares from CMS Acquisition.........................   --      (14,600)
   105,139 shares from Unocal Acquisition........................   --           (1)

18.   RELATED PARTY TRANSACTIONS

   As of December 31, 2001, the Darden Family has 54.5% beneficial ownership in Quicksilver including shares owned directly, and shares owned by Mercury Exploration Company, and Quicksilver Energy L.C., companies that are owned by the Dardens. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

   Effective July 1, 2000, Quicksilver purchased the natural gas producing, gathering, transmission and marketing assets of, and 65% of Voyager Compression Services, LLC, a gas compression company from, Mercury for $18 million. An independent appraiser determined the fairness, from a financial point of view, of the $18 million purchase price and the non-related party members of the Board of Directors approved the purchase. Mercury continues to own 33% of Voyager, and Jeff Cook, an officer of the Company, owns 2%.

   Quicksilver accounts for its investment in Voyager under the equity method since control over Voyager is shared equally with Mercury. During 2001, Quicksilver purchased $8,177,000 of compressors, maintenance and related services from Voyager at terms as favorable as those granted to third parties.

   During 2001, Quicksilver paid $902,000 for principal and interest on the note payable to Mercury associated with the acquisition of assets from Mercury. The balance of the note is $2,560,000 at December 31, 2001. Quicksilver and its associated entities paid $731,000 for rent on buildings, which are owned by a Mercury affiliate. Rental rates were determined based on comparable rates charged by third parties.

19.  SUPPLEMENTAL INFORMATION (UNAUDITED)

A.  Proved Reserves

   The following table reflects quantities of proved oil and gas reserves, based upon a report prepared by Holditch-Reservoir Technologies Consulting Services, independent petroleum engineers and a subsidiary of Schlumberger. The reserve report was prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, was based on existing economic and operating conditions. Oil and natural gas prices in effect as of the reserve report date were used without any escalation except in those instances where the sale of production was covered by contract, in which case the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract, and thereafter the year-end price was used (See "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves" below for a discussion of the effect of the different prices on

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

reserve quantities and values.) Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

   There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserves are primarily located in the United States. Canadian reserves are currently immaterial.

                                                For the Years Ended December 31,
                                                -------------------------------
                                                  2001         2000         1999
                                                ---------    ---------    ---------
Natural gas (Mmcf)
   Beginning of year...........................   570,814      192,963      147,226
   Revisions of previous estimates.............   (43,351)      14,434       17,381
   Extensions and discoveries..................    54,855       17,923           --
   Purchases of reserves-in-place..............     1,893      372,149       44,287
   Sales of reserves-in-place..................        --           --           (5)
   Production..................................   (32,689)     (26,655)     (15,926)
                                                ---------    ---------    ---------
       Total proved, end of year...............   551,522      570,814      192,963
                                                =========    =========    =========
       Proved developed reserves...............   464,964      444,865      135,327
                                                =========    =========    =========
Crude oil (Mbbl)
   Beginning of year...........................    14,856       15,281       17,983
   Revisions of previous estimates.............      (455)        (787)      (4,646)
   Purchases of reserves-in-place..............         2        1,397        2,673
   Sales of reserves-in-place..................        --           --           (5)
   Production..................................    (1,059)      (1,035)        (724)
                                                ---------    ---------    ---------
       Total proved, end of year...............    13,344       14,856       15,281
                                                =========    =========    =========
       Proved developed reserves...............     8,543        9,391        9,954
                                                =========    =========    =========
Natural gas liquids (Mbbl)
   Beginning of year...........................     1,535          845          996
   Revisions of previous estimates.............       197          555         (168)
   Purchases of reserves-in-place..............         1          296          146
   Production..................................      (195)        (161)        (129)
                                                ---------    ---------    ---------
       Total proved, end of year...............     1,538        1,535          845
                                                =========    =========    =========
       Proved developed reserves...............     1,023          813          838
                                                =========    =========    =========
Proved reserves equivalent end of year (Mmcfe):
   Natural gas.................................   551,522      570,814      192,963
   Crude oil...................................    80,064       89,136       91,686
   Natural gas liquids.........................     9,228        9,210        5,070
                                                ---------    ---------    ---------
       Total proved............................   640,814      669,160      289,719
                                                =========    =========    =========
       Total proved developed..................   522,360      506,089      200,078
                                                =========    =========    =========

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


B.  Drilling Activity

   The following table sets forth the number of wells attributable to Quicksilver direct interests drilled.

                                     Years Ended December 31,
                                 ---------------------------------
                                    2001        2000       1999
                                 ----------- ---------- ----------
                                 Gross  Net  Gross Net  Gross Net
                                 ----- ----- ----- ---- ----- ----
              DEVELOPMENT WELLS:
                 Productive..... 198.0 122.6 55.0  35.5 25.0  24.8
                 Dry............   1.0    --   --    --  3.0   2.9
                                 ----- ----- ----  ---- ----  ----
                     Total...... 199.0 122.6 55.0  35.5 28.0  27.7
                                 ===== ===== ====  ==== ====  ====
              EXPLORATORY WELLS:
                 Productive.....  89.0  36.1  8.0   2.8   --    --
                 Dry............   5.0   4.5   --    --   --    --
                                 ----- ----- ----  ---- ----  ----
                     Total......  94.0  40.6  8.0   2.8   --    --
                                 ===== ===== ====  ==== ====  ====

C.  Volumes, Sales Prices and Oil and Gas Production Expense

   The following table sets forth certain information regarding the production and sales volumes and average sales prices and production costs associated with Quicksilver's producing properties for the periods indicated.

                                                           Year Ended December 31,
                                                           -----------------------
                                                            2001    2000    1999
                                                           ------- ------- -------
Production:
   Natural gas (Mmcf).....................................  32,689  26,655  15,926
   Oil (Mbbl).............................................   1,059   1,035     724
   NGL (Mbbl).............................................     195     161     129
       Total (Mmcfe)......................................  40,212  33,831  21,044
Weighted average sales price (including impact of hedges):
   Natural gas (per Mmcf)................................. $  3.03 $  3.04 $  2.25
   Oil (per Mbbl).........................................   21.03   22.87   14.55
   NGL (per Mbbl).........................................   19.97   25.25    9.93
Production cost (per Mcfe) (1)............................    1.33    1.11    0.90

--------
(1) Includes production taxes.

D.  Productive Oil and Gas Wells

   The following table summarizes the productive oil and gas wells as of December 31, 2001, attributable to Quicksilver's direct interests.

                                       Gross   Net
                                       ----- -------
                           Natural Gas 4,419 1,273.9
                           Oil........   597   538.8
                                       ----- -------
                              Total... 5,016 1,812.7
                                       ===== =======

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


E.  Oil and Gas Acreage

   The following table sets forth the developed and undeveloped leasehold acreage held directly by Quicksilver. Developed acres are defined as acreage spaced or able to be assigned to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Quicksilver has a working interest. Net acres are the sum of Quicksilver's fractional interests owned in the gross acres. States in which Quicksilver holds undeveloped acreage include Michigan, Montana, Indiana and Wyoming.

                              2001              2000             1999
                        ----------------- ----------------- ---------------
                          Gross     Net     Gross     Net    Gross    Net
                        --------- ------- --------- ------- ------- -------
    Developed acreage..   801,461 270,735   594,033 272,484 268,412 132,458
    Undeveloped acreage   417,193 333,812   687,472 251,034 368,438 203,825
                        --------- ------- --------- ------- ------- -------
       Total........... 1,218,654 604,547 1,281,505 523,518 636,850 336,283
                        ========= ======= ========= ======= ======= =======

F.  Capitalized Exploration and Production Costs

   Capitalized exploration and production costs are as follows:

                                                   2001       2000
                                                 ---------  --------
                                                    (in thousands)
          Proved oil and gas properties......... $ 480,925  $430,328
          Unproved oil and gas interests........    14,458     8,239
          Accumulated depletion and depreciation  (114,437)  (88,079)
                                                 ---------  --------
                                                 $ 380,946  $350,488
                                                 =========  ========

   Unevaluated costs incurred in 2001 include $8,241,000 for the Company's coal bed methane exploration project in the Alberta province of Canada, which is expected to be tested and evaluated in 2002. These costs include internal costs of $481,000 directly related to the project. An additional $1,996,000 was incurred in 2000 to purchase the minority interest in MGV. The remaining unevaluated costs are primarily for leasehold acquisitions.

G.  Costs Incurred in Exploration and Development

   Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                          2001     2000    1999
                                         ------- -------- -------
                                              (in thousands)
               Acquisition of properties $ 5,749 $167,855 $40,272
               Development costs........  50,202   20,078   9,486
               Exploration costs........  10,103      360      --
                                         ------- -------- -------
                  Total................. $66,054 $188,293 $49,758
                                         ======= ======== =======

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


H.  Results of Operation for Producing Activities

   Results of operations from producing activities are set forth below:

                                                             2001        2000       1999
                                                           -------- -------------- -------
                                                                    (in thousands)
Oil and gas sales......................................... $125,345    $108,772    $47,616
Operating expense.........................................   53,550      37,574     18,771
Depletion expense.........................................   26,162      22,985     13,315
                                                           --------    --------    -------
                                                             45,633      48,213     15,530
Income tax expense........................................   15,973      16,927      5,280
                                                           --------    --------    -------
Results of operations from producing activities (excluding
  corporate overhead and interests costs)................. $ 29,660    $ 31,286    $10,250
                                                           ========    ========    =======


I. Standard Measures of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

   The standardized measure of discounted cash flows relating to oil and gas reserves are set forth below:

                                                                 As of December 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  -----------  ---------
                                                                   (in thousands)
Future cash flows....................................... $1,706,300  $ 5,434,874  $ 913,485
Future production and development costs.................   (925,891)  (1,408,337)  (462,822)
Future income tax expense...............................   (195,691)  (1,323,341)  (104,715)
                                                         ----------  -----------  ---------
Future net cash flows...................................    584,718    2,703,196    345,948
10% annual discount for estimated timing of cash flows..   (315,776)  (1,633,904)  (141,899)
                                                         ----------  -----------  ---------
Standardized measure of discounted future net cash flows $  268,942  $ 1,069,292  $ 204,049
                                                         ==========  ===========  =========

   An analysis of changes in the standardized measure of discounted future net cash flow follows:

                                                     As of December 31,
                                              --------------------------------
                                                 2001        2000       1999
                                              -----------  ---------  --------
                                                       (in thousands)
Net changes in price and production costs.... $(1,289,950) $ 468,720  $ 72,641
Development costs incurred...................      50,202     20,078     9,486
Revision of estimates........................     (11,390)    62,462   (17,089)
Changes in estimated future development costs     (44,978)   (25,307)   (7,196)
Purchase and sale of reserves, net...........       2,015    828,327    61,919
Extensions and discoveries...................      16,699     40,404        --
Net change in income taxes...................     433,461   (464,565)  (26,829)
Sales of oil and gas net of production costs.     (71,795)   (71,560)  (26,571)
Accretion of discount........................     106,929     20,405    12,842
Other........................................       8,457    (13,721)   (3,573)
                                              -----------  ---------  --------
       Net increase (decrease)............... $  (800,350) $ 865,243  $ 75,630
                                              ===========  =========  ========

                          QUICKSILVER RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

   Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed price contracts but excluding hedges, to the estimated future production of the year-end reserves. These prices were adjusted by field for appropriate regional differentials. The average product prices resulting from such adjustments were $2.66, $8.12 and $3.15 per Mcfe for 2001, 2000 and 1999, respectively. These prices have varied widely and have a significant impact on both the quantities and value of the proved reserves as reduced prices cause wells to reach the end of their economic life much sooner and also make certain proved undeveloped locations uneconomical, both of which reduce reserves.

   Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and natural gas properties. Tax credits and net operating loss carry forwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.


J.  Selected Quarterly Data

                                               Mar 31     Jun 30   Sep 30   Dec 31
                                               -------   -------  -------  -------
                                              (In thousands, except per share data)
2001
Operating revenues........................... $43,432    $38,287  $32,228  $29,141
Operating income (1).........................  20,881     13,649   10,736    7,834
Net income...................................   9,404      5,004    3,120    1,782
Basic net income per share...................    0.51       0.27     0.17     0.09
Diluted net income per share.................    0.50       0.26     0.16     0.09
2000
Operating revenues........................... $15,284    $32,237  $30,784  $40,855
Operating income.............................   4,084     12,828   13,550   18,926
Net income...................................   1,269      3,778    4,767    7,804
Basic net income per share...................    0.07       0.21     0.26     0.43
Diluted net income per share.................    0.07       0.21     0.26     0.42
1999
Operating revenues........................... $ 9,694    $11,606  $14,233  $14,513
Operating income (loss)......................    (799)     2,360    4,086    4,387
Net income (loss)............................    (485)       224    1,011    2,412
Basic and diluted net income (loss) per share   (0.04)      0.02     0.08     0.18

--------
(1) The first and second quarters of 2002 include $760 and $891 of income related to the settlement of claims in a bankruptcy proceeding for a customer.

ITEM 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   The information set forth under Item 1--Election of Directors, in the Company's proxy statement, for the annual meeting of stockholder's to be held June 4, 2002 (the "Proxy Statement"), is incorporated herein by reference.

   The following information is provided with respect to the executive officers of the Company.

Name                    Age Position(s) Held With Quicksilver
----                    --- ---------------------------------
Thomas F. Darden....... 48  Chairman of the Board
Glenn Darden........... 46  President, Chief Executive Officer and Director
Bill M. Lamkin......... 56  Executive Vice President and Chief Financial Officer
Jeff Cook.............. 45  Senior Vice President--Operations
Houston Kauffman....... 47  Vice President--Manager of Acquisitions, Divestitures & Trades
Robert N. Wagner....... 38  Vice President--Engineering
Anne Darden Self....... 44  Vice President--Human Resources and Director
John B. Gremillion, Jr. 55  Vice President--Investor Relations
Fred van Naerssen...... 60  Vice President and Chief Accounting Officer
D. Wayne Blair......... 45  Vice President and Controller
MarLu Hiller........... 39  Treasurer

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

   GLENN DARDEN has served on the Company's Board of Directors since December 1997. Prior to that time, he served with Mercury for 18 years, and for the last five of those 18 years was the Executive Vice President of Mercury. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Corporation. He graduated from Tulane University in 1979 with a BA in Earth Sciences. Mr. Darden became a director and Vice President of MSR on March 7, 1997, and was named President and Chief Operating Officer of MSR on January 1, 1998. Mr. Darden served as Quicksilver's Vice-President until he was elected President and Chief Operating Officer on March 4, 1999. He became the Chief Executive Officer of the Company in November 1999.

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

   HOUSTON KAUFFMAN is a professional landman having graduated from the University of Texas in 1978 with a degree in petroleum land management. From 1979 to 1991, he held various staff and supervisory positions with Amoco Production Company. After receiving his master's degree in business administration from Houston Baptist University in 1991, he was a land manager and ultimately land acquisition and divestment manager with CNG Producing Company. He became manager of business development for Mercury Exploration Company in 1995, and became Quicksilver's manager of acquisitions, divestments and trades at Quicksilver's inception in December 1997. On March 4, 1999, Mr. Kauffman was elected Vice President-Manager of Acquisitions, Divestitures & Trades, of Quicksilver.

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

   ANNE DARDEN SELF became Quicksilver's Vice President-Human Resources in November 2000. She previously held the position of Senior Vice President of Human Resources for Mercury Exploration Company, where she had worked since 1992. From 1988 to 1991, she was with Banc PLUS Savings as Vice President of Human Resources. She worked from 1987 to 1988 as an Account Executive for NW Ayer Advertising Agency. Prior to 1987, she spent several years in real estate management. She attended Sweet Briar College and graduated from the University of Texas in Austin in 1980 with a BA in history. Ms. Self was elected as one of the Company's directors in September 1999.

   JOHN B. GREMILLION, JR. has served as the Company's Vice President of Investor Relations since November 2001. From June 2000 to November 2001, Mr. Gremillion held the position of Director of Investor Relations. He is a Certified Public Accountant with over 30 years experience in public and industry accounting. He was with Arthur Andersen & Co. and Dresser Industries, Inc. for 12 years before joining Union Pacific Resources in 1981. At Union Pacific he served in various tax positions and retired from Union Pacific Corporation in August 1998 as Vice President of Taxes. Mr. Gremillion graduated from Louisiana State University with a BA in Accounting in 1968.

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

   D. WAYNE BLAIR is a Certified Public Accountant with over 20 years of experience in the oil and gas industry. He graduated from Texas A&M University in 1979 with a BBA in Accounting. Sabine Corporation employed him from 1980 through 1988 where he held the position of Assistant Controller. From 1988 through 1994, he served as Controller for a group of private businesses involved in the oil and gas industry. Prior to joining Quicksilver in April 2000, he was the Controller for Mercury Exploration Company.

   MARLU HILLER is a Certified Public Accountant with over 15 years of experience in public and oil and gas accounting. She graduated from Baylor University with a BBA in Accounting in 1985, and was with Ernst & Young for three years before joining Union Pacific Resources. At Union Pacific Resources she served in various capacities, including financial reporting, financial system implementations, and manager of accounting for Union Pacific Fuels, which was Union Pacific Resources' marketing company. Ms. Hiller joined Quicksilver in August of 1999 as Director of Financial Reporting and Planning and was named Treasurer in May of 2000.

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

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

    1. Financial Statements:

          The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages 33 through 61 of this Form 10-K.

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statement of Incomes for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Notes to the Consolidated Financial Statements

    2. Financial Statement Schedules:

          [All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.]

   (c) Exhibits:

Exhibit No. Sequential Description
----------- ----------------------
    2.1     Purchase and Sale Agreement, dated March 4, 2000, between CMS Oil and Gas Company and Quicksilver
            Resources Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed April 14, 2000 and included herein by reference).
    3.1     Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as Exhibit 4.1 to the Company's Form
            S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference).
    3.2     Certificate of Designation, Preferences and Rights of Preferred Stock (filed as Exhibit 3.2 to the Company's
            Form 10-K filed March 27, 2001 and included herein by reference).
    3.3     Certificate of Amendment to the Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as
            Exhibit 3.1 to the Company's Form 10-Q filed August 14, 2001 and included herein by reference).
    3.4     Bylaws of Quicksilver Resources Inc. (filed as Exhibit 4.2 to the Company's Form S-4 File No. 333-66709,
            filed November 3, 1998 and included herein by reference).
    3.5     Amendment to Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.4 to the Company's Form 10-K filed
            March 27, 2001 and included herein by reference).
    3.6     Amendment to the Bylaws of Quicksilver Resources Inc., adopted June 5, 2001 (filed as Exhibit 3.2 to the
            Company's Form 10-Q filed August 14, 2001 and included herein by reference.)
    4.1     Form of Quicksilver Resources Inc. Common Stock Certificate (filed as Exhibit 4.3 to the Company's
            Form S-4/A File No. 333-66709, filed January 20, 1999 and included herein by reference).
    4.2     Note Purchase Agreement, dated March 31, 2000, between the Company and the Purchasers identified therein
            (filed as Exhibit 4.1 to the Company's Form 8-K filed April 14, 2000 and included herein by reference).
   10.1     Master Gas Purchase and Sale Agreement, dated March 1, 1999 by and between Quicksilver Resources Inc. and
            Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company's Form S-1 File No. 333-89229, filed
            October 18, 1999 and included herein by reference).
   10.2     Wells Agreement, (filed as an exhibit to the Registration Statement on Form S-4 File No. 333-29769, and
            included herein by reference).
   10.3     Purchase and Sale Agreement, dated March 31, 1999, between Union Oil Company of California and
            Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company's Form 8-K File No. 001-14837, filed May 28,
            1999 and included herein by reference).
   10.4     Amendment to Purchase and Sale Agreement, dated May 17, 1999, between Union Oil Company of California and Quicksilver Resources Inc. (filed as Exhibit 2.2 to the Company's Form 8-K File No. 001-14837, filed
            May 28, 1999 and included herein by reference).
  +10.5     Quicksilver Resources 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.28 to the Company's
            Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference).
   10.6     Third Amended and Restated Credit Agreement, dated as of March 31, 2000, among Quicksilver Resources
            Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the financial institutions listed on
            Schedule 1 thereto (filed as Exhibit 10.1 to the Company's Form 10-Q filed May 15, 2000 and included herein by reference).
   10.7     First Amendment to Third Amended and Restated Credit Agreement, dated effective as of April 24, 2000, among the parties described in Exhibit 10.6 above (filed as Exhibit 10.2 to the Company's Form 10-Q filed
            May 15, 2000 and included herein by reference).
   10.8     Second Amendment to Third Amended and Restated Credit Agreement, dated effective as of August 31, 2000, among the parties described in Exhibit 10.6 above (filed as Exhibit 10.8 to the Company's Form 10-K filed
            March 27, 2001 and included herein by reference).
   10.9     Third Amendment to Third Amended and Restated Credit Agreement, dated effective as of November 30,
            2000, among the parties described in Exhibit 10.6 above (filed as Exhibit 10.9 to the Company's Form 10-K filed March 27, 2001).
   10.10    Amended and Restated Purchase and Sale Agreement, dated as of March 31, 2000, between Quicksilver
            Resources Inc., as Seller, and Mariner Gas LLC, as Buyer (filed as Exhibit 10.3 to the Company's Form 10-Q filed May 15, 2000 and included herein by reference).
   10.11    Agency Agreement, dated November 30, 2000, for the sales of up to 1,340,405 shares of Common Stock of the
            Company (filed as Exhibit 10.11 to the Company's Form 10-K filed March 27, 2001 and included herein by reference).
   10.12    Agency Agreement, dated November 30, 2000, for the sales of up to 299,242 shares of Common Stock of the
            Company (filed as Exhibit 10.12 to the Company's Form 10-K filed March 27, 2001 and included herein by reference).
  *21.1     List of subsidiaries of Quicksilver Resources Inc.
  *23.1     Consent of Deloitte & Touche LLP
  *23.2     Consent of Holditch-Resevoir Technologies Consulting Services

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

                                               QUICKSILVER RESOURCES INC.
                                               (the "Registrant")

                                               By:      /s/  GLENN DARDEN
                                                   -----------------------------
                                                           Glenn Darden
                                                   President and Chief Executive
                                                              Officer

Dated: March 25, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /S/  THOMAS F. DARDEN     Chairman of the Board         March 25, 2002
-----------------------------
      Thomas F. Darden

     /S/  GLENN DARDEN        President, Chief Executive    March 25, 2002
-----------------------------   Officer And Director
        Glenn Darden

      /S/  BILL LAMKIN        Executive Vice-President And  March 25, 2002
-----------------------------   Chief Financial Officer
         Bill Lamkin

   /s/  FRED VAN NAERSSEN     Vice-President And Chief      March 25 2002
-----------------------------   Accounting Officer
      Fred van Naerssen

   /S/  ANNE DARDEN SELF      Vice-President--Human         March 25, 2002
-----------------------------   Resources And Director
      Anne Darden Self

    /S/  JAMES A. HUGHES      Director                      March 25, 2002
-----------------------------
       James A. Hughes

    /S/  D. RANDALL KENT      Director                      March 25, 2002
-----------------------------
       D. Randall Kent

    /S/  STEVEN M. MORRIS     Director                      March 25, 2002
-----------------------------
      Steven M. Morris

/S/  W. YANDELL ROGERS, III   Director                      March 25, 2002
-----------------------------
   W. Yandell Rogers, III

      /S/  MARK WARNER        Director                      March 25, 2002
-----------------------------
         Mark Warner