Form 10-Q
period 2002-03-31
QUICKSILVER RESOURCES INC
filed 2002-05-15
CIK 1060990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 3, 2002, the registrant had 19,860,607 outstanding shares of its common stock, $0.01 par value.

                           QUICKSILVER RESOURCES INC.
                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Independent Accountants' Report                                                                          3

        Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                            4

        Condensed Consolidated Statements of Income for the three months ended March 31, 2002                    5
             and 2001

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002                6
             and 2001

        Notes to Condensed Consolidated Financial Statements                                                     7


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 10


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            13


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                                      15

        Signatures                                                                                               16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Quicksilver Resources Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
May 10, 2002

                           QUICKSILVER RESOURCES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       In thousands, except for share data

                                                                                 March 31,      December 31,
                                                                                    2002            2001
                                                                               --------------- ----------------
                                    ASSETS                                      (Unaudited)
Current assets
     Cash and cash equivalents                                                       $15,781        $  8,726
     Accounts receivable                                                              20,922          21,489
     Inventories and other current assets                                              4,112           5,079
                                                                               --------------- ----------------
          Total current assets                                                        40,815          35,294

Investments in and advances to equity affiliates                                      13,390          14,248

Properties, plant and equipment - net ("full cost")                                  414,424         412,455

Other assets                                                                           4,439           7,247
                                                                               --------------- ----------------
                                                                                    $473,068        $469,244
                                                                               =============== ================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                              $    945        $    945
     Accounts payable                                                                  8,279          12,168
     Accrued derivative obligations                                                   15,764           9,025
     Accrued liabilities                                                              18,876          29,936
                                                                               --------------- ----------------
          Total current liabilities                                                   43,864          52,074

Long-term debt                                                                       249,282         248,425

Unearned revenue                                                                       6,980           9,562

Deferred derivative obligations                                                       23,755          13,461

Other long-term liabilities                                                              255             222

Deferred income taxes                                                                 46,430          51,113

Stockholders' equity
      Preferred stock, $0.01 par value, 10,000,000 shares authorized,
           1 share issued and outstanding                                                  -               -
      Common stock, $0.01 par value, 40,000,000 shares authorized,
           23,603,959 and 22,534,875 shares issued, respectively                         236             225
      Paid in capital in excess of par value                                          94,675          77,814
      Treasury stock of 3,751,852 shares                                             (14,634)        (14,634)
      Accumulated other comprehensive income                                         (24,936)        (14,007)
      Retained earnings                                                               47,161          44,989
                                                                               --------------- ----------------
                                                                                     102,502          94,387
                                                                               --------------- ----------------
                                                                                    $473,068        $469,244
                                                                               =============== ================

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               In thousands, except for per share data - Unaudited

                                                      For the Three Months Ended
                                                                March 31,
                                                  -------------------------------------
                                                         2002               2001
                                                  ------------------ ------------------
Revenues
      Oil, gas and related product sales            $     24,928         $   38,492
      Other revenue                                        4,190              4,940
                                                  ------------------ ------------------
         Total revenues                                   29,118             43,432
Expenses
      Oil and gas production costs                        11,079             13,284
      Other operating costs                                  337                356
      Depletion and depreciation                           7,382              7,085
      Provision for doubtful accounts                          -               (760)
      General and administrative                           2,143              2,586
                                                  ------------------ ------------------
         Total expenses                                   20,941             22,551
                                                  ------------------ ------------------

Operating income                                           8,177             20,881

Other income-net                                            (164)              (226)
Interest expense                                           4,944              6,460
                                                  ------------------ ------------------
Income before income taxes                                 3,397             14,647

Income tax expense                                         1,225              5,243
                                                  ------------------ ------------------

Net income                                          $      2,172         $    9,404
                                                  ================== ==================


Basic earnings per share                            $       0.11         $     0.51
Diluted earnings per share                          $       0.11         $     0.50

Basic weighted average shares outstanding                 19,025             18,574
Diluted weighted average shares outstanding               19,676             18,966

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            In thousands - Unaudited

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                               2002              2001
                                                                          ----------------  ---------------
Operating activities:
     Net income                                                             $   2,172         $   9,404
     Charges and credits to net income not affecting cash
        Depletion and depreciation                                              7,382             7,085
        Deferred income taxes                                                   1,188             5,135
        Recognition of unearned revenues                                       (2,441)           (2,249)
        Other                                                                     356               (73)
     Changes in assets and liabilities
          Accounts receivable                                                     542               207
          Inventory, prepaid expenses and other                                  (253)           (1,455)
          Accounts payable                                                     (3,888)           (4,457)
          Accrued and other liabilities                                       (10,735)             (549)
                                                                          ----------------  ---------------
Net cash from (used for) operating activities                                  (5,677)           13,048
                                                                          ----------------  ---------------

Investing activities:
     Development and exploration costs and other property additions            (9,395)           (8,424)
     Advances from (to) equity affiliates - net                                   984              (377)
                                                                          ----------------  ---------------
Net cash used for investing activities                                         (8,411)           (8,801)
                                                                          ----------------  ---------------

Financing activities:
     Notes payable, bank proceeds                                               7,000             3,000
     Principal payments on long-term debt                                      (2,177)          (11,895)
     Issuance of common stock, net of issuance costs                           16,509                81
     Payments to acquire common stock                                            (189)                -
                                                                          ----------------  ---------------
Net cash from (used for) financing activities                                  21,143            (8,814)
                                                                          ----------------  ---------------

Net increase (decrease) in cash and equivalents                                 7,055            (4,567)

Cash and equivalents at beginning of period                                     8,726            12,833
                                                                          ----------------  ---------------

Cash and equivalents at end of period                                       $  15,781         $   8,266
                                                                          ================  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                          $   5,375         $   6,329
                                                                          ================  ===============
     Income taxes paid                                                      $       -         $     130
                                                                          ================  ===============
     Shares issued for payment of executives' compensation                  $     364         $       -
                                                                          ================  ===============
     Treasury shares issued for payment of directors' compensation          $       -         $     100
                                                                          ================  ===============

   The accompanying notes are an integral part of these financial statements.

                           QUICKSILVER RESOURCES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. ("Quicksilver" or the "Company"), the Company's condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Net Income per Common Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three months ended March 31, 2002 and 2001 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three months ended March 31, 2002 and 2001.

                                                       Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     2002             2001
                                                 -------------    -------------
                                                      (Unaudited, in thousands)
       Weighted average common shares - basic          19,025          18,574

       Effect of dilutive securities:
           Stock options                                  547             386
           Stock warrants                                 104               6
                                                 -------------    -------------
       Weighted average common shares - diluted        19,676          18,966
                                                 =============    =============

For the period ended March 31, 2002, warrants representing 550,000 shares of common stock were excluded from the diluted net income per share calculation for the period prior to their exercise as the exercise price exceeded the average market price of the Company's common stock. For the period ended March 31, 2001, approximately 25,000 shares under option and warrants representing 1,105,750 shares of common stock were excluded from the diluted net income per share calculation as the exercise price exceeded the average market price of the Company's common stock.

2. HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sales and purchase commitments as of March 31, 2002 and December 31, 2001 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented.

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                           -------------    --------------
                                                                           (Unaudited)
                                                                                   (in thousands)
                  Derivative assets:
                     Fixed price commitments                               $       34        $    1,476
                     Natural gas financial collars                                  -               255
                     Floating price natural gas financial swaps                    20                93
                     Fixed price natural gas financial swaps                        3                28
                     Fixed to floating interest rate swap                           -             1,853
                                                                           -------------    --------------
                                                                           $       57        $    3,705
                                                                           =============    ==============

                  Derivative liabilities:
                     Fixed price natural gas financial swaps               $   34,316        $   17,134
                     Floating price natural gas financial swaps                    40             1,520
                     Natural gas financial collars                                264                 -
                     Fixed price commitments                                       17                 -
                     Fixed to floating interest rate swap                       2,113                 -
                     Floating to fixed interest rate swap                       2,769             3,832
                                                                           -------------    --------------
                                                                           $   39,519        $   22,486
                                                                           =============    ==============

The fair value of fixed price natural gas financial instruments and firm sales and purchase commitments as of March 31, 2002 and December 31, 2001 was estimated based on market prices of natural gas for the periods covered by the financial instruments. The net differential between the prices in each financial instrument and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each financial instrument at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of the Company's derivatives does not necessarily represent the value a third party would pay to assume the Company's contract positions.

The fair value of interest rate swaps was based upon third-party estimates of the fair value of such swaps.

3.  LONG-TERM DEBT

                                                                             March 31,       December 31,
                                                                                2002              2001
                                                                           -------------    --------------
                                                                            (Unaudited)
                                                                                  (in thousands)
                  Long-term debt, in thousands, consists of:
                     Notes payable to banks-4.13% and 4.85% interest
                       at March 31, 2002 and December 31, 2001             $  195,000        $  190,000
                     Subordinated Notes-14.75% interest                        50,887            54,853
                     Other loans                                                4,340             4,517
                                                                           -------------    --------------
                                                                              250,227           249,370
                     Less current maturities                                     (945)             (945)
                                                                           -------------    --------------
                                                                           $  249,282        $  248,425
                                                                           =============    ==============

In May, Quicksilver's three-year revolving credit facility was amended to mature on May 13, 2005. It permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $250,000,000. As of March 31, 2002, the Company's borrowing base was $210,000,000 of which $14,481,422 was available. On April 10, 2002, the Company's interest rate was set at 3.92% through July 2, 2002 on $177,000,000. During April 2002, the Company made principal payments of $7,000,000 and reduced the notes payable balance under the credit facility to $188,000,000. The loan agreements for the credit facility contain certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. Additionally, the purchase agreement relating to the Company's subordinated notes contains restrictive covenants, which, among other things, require maintenance of working capital, a collateral coverage ratio and an earnings ratio. The Company currently is in compliance with all such restrictions.

4. UNEARNED REVENUE

On March 31, 2000, the Company conveyed to a bank Section 29 credits for 99.5% of the interests acquired from CMS Oil and Gas Company, including the interests in Terra Energy Ltd., in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25,000,000 and were recorded as unearned revenue. Revenue is recognized as reserves are produced. Revenue of $2,441,000 and $2,249,000 was recognized in the 2002 and 2001 periods, respectively, in other revenue.

During 1997, other tax credits were conveyed through the sale of certain working interests to a bank. Revenue of $386,000 and $330,000 was recognized in the 2002 and 2001 periods, respectively, in other revenue.

5.  STOCKHOLDERS' EQUITY

On February 1, 2002, the Company granted incentive stock options covering 48,300 shares of common stock to certain employees. Stock options covering 20,835 shares of common stock were granted to non-employee directors as payment of compensation for 2002. These options were granted at an exercise price of $17.02 and vest one year from the date of grant. No compensation expense was recognized at the date of grant, as the exercise price was equal to the fair value of the common stock at the date of grant.

Warrants for 550,000 shares at $20.00 per share and 430,000 shares at $12.50 per share were exercised during the first quarter of 2002. Fees of $297,000 were incurred in association with the exercise of warrants for 495,000 shares at $20.00. Additionally, options covering 61,984 shares of common stock were exercised during the current period and 37,100 shares were issued to executives for payment of bonuses earned during 2000.

During the first quarter of 2002, 10,000 MGV exchangeable shares were presented to Quicksilver for purchase for $189,100. A total of 42,748 of MGV exchangeable shares were converted to Quicksilver common stock. At March 31, 2002, 227,421 MGV exchangeable shares remain outstanding.

Comprehensive Loss

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                  2002             2001
                                                                             -------------    -------------
                                                                               (Unaudited, in thousands)
                    Net income                                                 $    2,172        $  9,404
                    Other comprehensive loss, net of tax:
                          Adoption of SFAS No. 133 at January 1, 2001                   -         (60,304)
                          Reclassification adjustments - hedge settlements           (267)          9,953
                          Change in derivative fair value                         (10,593)         (5,857)
                          Change in foreign currency translation adjustmen            (69)           (511)
                                                                             -------------    -------------
                    Comprehensive loss                                         $   (8,757)       $(47,315)
                                                                             =============    =============

6. RELATED PARTY TRANSACTIONS

The Darden Family has effective beneficial ownership of 48.9% of Quicksilver's shares outstanding including shares owned by Mercury Exploration Company ("Mercury") and Quicksilver Energy L.C. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

Quicksilver accounts for its 65% holdings in Voyager Compression Services, LLC ("Voyager") under the equity method since control over Voyager is shared equally with Mercury. During the first quarter of 2002, Quicksilver purchased $2,447,000 of compressors, maintenance and related services from Voyager at terms as favorable as those granted to third parties.

During the first quarter of 2002, Quicksilver paid $217,000 for principal and interest on the note payable to Mercury associated with the acquisition of assets from Mercury. At March 31, 2002, the balance of the note is $2,400,000. Quicksilver and its associated entities paid $183,000 for rent on buildings, which are owned by a Mercury affiliate.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our financial statements contained herein and in our Form 10-K for the year ended December 31, 2001, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon our current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on our behalf. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements.

RESULTS OF OPERATIONS

                             Summary Financial Data
                Three Month Periods Ended March 31, 2002 and 2001

                                                              Three Months Ended March 31,
                                                               2002              2001
                                                         ----------------    --------------
                                                                     (in thousands)
                        Total operating revenues             $ 29,118          $ 43,432
                        Total operating expenses               20,941            22,551
                        Operating income                        8,177            20,881
                        Net income                              2,172             9,404

We recorded net income of $2,172,000 ($0.11 per diluted share) in the three months ended March 31, 2002, compared to net income of $9,404,000 ($0.50 per diluted share) in the first quarter of 2001.

Operating Revenues

Total revenues for the three months ended March 31, 2002 were $29,118,000; a decrease of 33% from the $43,432,000 reported for the three months ended March 31, 2001. Lower prices decreased revenue $12,527,000 while a decrease in sales volumes further reduced revenue $1,036,000. Volume decreases were primarily the result of delays in drilling and workover projects. Other revenue decreased $750,000 from the prior year period primarily as a result of a $902,000 decrease in revenue from gas marketing, processing and transportation subsidiaries and affiliates partially offset by increases in revenue from Section 29 tax credits.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the three months ended March 31, 2002 and 2001 are as follows:

                                                            Three Months Ended March 31,
                                                              2002                2001
                                                         ---------------      --------------
             Average daily production volume
                  Gas - Mcfd                                     88,024              89,913
                  Oil - Bbld                                      2,685               2,845
                  Natural gas liquid ("NGL") - Bbld                 284                 647
                     Total - Mcfed                              105,838             110,865

             Product sale revenues (in thousands)
                  Natural gas sales                           $  20,474           $  30,728
                  Oil sales                                       4,182               6,216
                  NGL sales                                         272               1,548
                                                         ---------------      --------------
                         Total oil, gas and NGL sales         $  24,928           $  38,492
                                                         ===============      ==============
             Unit prices-including impact of hedges
                  Gas price per Mcf                           $    2.58           $    3.80
                  Oil price per Bbl                           $   17.31           $   24.28
                  NGL price per Bbl                           $   10.64           $   26.58

Gas sales of $20,474,000 for the first quarter of 2002 were 33% lower than the $30,728,000 for the comparable 2001 period. Decreased prices reduced revenue $9,814,000 from the 2001 first quarter. Prices decreased to $2.58 per Mcf from $3.80 in the prior year quarter. A reduction of sales volumes of 170,000 Mcf reduced revenue $440,000 as compared to the first quarter of 2001.

Oil sales were $4,182,000 for the three months ended March 31, 2002 compared to $6,216,000 in the first quarter of 2001. The average oil sales price for the first quarter of 2002 decreased $6.97 per barrel to $17.31 per barrel as compared to the $24.28 per barrel for the 2001 first quarter and reduced oil revenue $1,785,000. The 14,400 barrel decrease in sales volumes reduced revenue $249,000 from the prior year quarter.

NGL sales of $272,000 for the first quarter of 2002 decreased $1,276,000 from $1,548,000 for the first quarter of 2001. NGL prices decreased from $26.58 to $10.64 per Bbl and reduced revenue $928,000.

Other Revenues

Other revenue of $4,190,000 was $750,000 lower when compared to the first quarter of 2001. Revenue from the Company's marketing and gas processing subsidiaries and affiliates was $1,427,000 compared to $2,329,000 for 2001. The $902,000 decrease from the prior year quarter is primarily the result of lower margins on third party gas marketing. Section 29 tax credit revenue was $248,000 higher for the first quarter of 2002. Deferred revenue recognition from the 2000
Section 29 tax credit monetization was $2,441,000 while revenue from other
Section 29 tax credit monetizations was $386,000.

Operating Expenses

First quarter operating expenses for 2002 were $20,941,000, 7% lower than the $22,551,000 incurred in the first quarter of 2001.

Oil and Gas Production Costs

Oil and gas production costs were $11,079,000, a decrease of 17% from first quarter 2001 oil and gas production costs of $13,284,000. Lower sales prices and volumes resulted in a $2,211,000 decrease of severance tax expense as compared to the first quarter of 2002. Lease operating expenses of $9,944,000 were virtually unchanged as compared to the first quarter of 2001.

Depletion and Depreciation

                                                                 Three Months Ended March 31,
                                                                  2002                 2001
                                                            -----------------    ---------------
                                                          (In thousands, except per unit amounts)
                    Depletion                                     $ 6,637             $ 6,364
                    Depreciation of other fixed assets                745                 721
                                                             -----------------    ---------------
                    Total depletion and depreciation              $ 7,382             $ 7,085
                                                             =================    ===============
                    Average depletion cost per Mcfe               $  0.70             $  0.64

First quarter 2002 depletion of $6,637,000 was $273,000 higher than the first quarter of 2001. Additional depletion expense was due to an increase in the depletion rate for 2002, partially offset by a decrease due to lower sales volumes. The higher depletion rate is the result of a combination of capital costs incurred and a proportionately smaller increase in proved oil and gas reserves due to lower product prices when compared to the prior year period.

General and Administrative Expenses

General and administrative costs incurred during the three months ended March 31, 2002 were $2,143,000, 17% lower than the expense incurred in the first quarter of 2001. The decrease is primarily due to lower personnel costs resulting from smaller accruals for estimated 2002 bonuses and 401-K contributions as compared to the prior year quarter. A $370,000 increase in legal expenses partially offset the reduction in personnel costs. Additional legal expense was incurred in connection with the royalty lawsuit filed against the Company in 2001.

Interest and Other Income/Expense

Interest expense for the first quarter of 2002 was $4,944,000, a decrease of $1,516,000 from the comparable 2001 period. The decrease was the result of lower effective interest rates partially offset by higher debt levels.

Income Tax Expense

The income tax provision of $1,225,000 was established using an effective U.S. Federal tax rate of 35%. The provision also included $37,000 for state and foreign income tax expense. Income tax expense decreased over the prior year period as a result of lower pretax income as compared to the first quarter of 2001. As of March 31, 2002, the Company had a deferred tax liability of $46,430,000. The decrease in the deferred tax liability over the December 31, 2001 balance is the result of a $5,871,000 increase in the deferred tax benefit associated with derivative obligations. The decrease is partially offset by deferred tax expense of $1,188,000 incurred for 2002.

CAPITAL RESOURCES AND LIQUIDITY

We believe that our capital resources are adequate to meet the requirements of our business. We anticipate that the current remaining 2002 planned capital expenditures of $55,500,000 will be funded by cash flow from operations, cash received from the exercise of warrants and credit facility utilization. However, future cash flows from operations are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance those operations and capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Our principal operating sources of cash include sales of natural gas and crude oil and revenues from gas marketing, transportation and processing. We sell approximately 32% of our natural gas production under fixed-price long-term contracts and an additional 43% of natural gas production is sold under fixed-price swap agreements. As a result, we benefit from significant predictability of our natural gas revenues. Commodity market prices affect cash flows for that portion of natural gas not under contract as well as our crude oil and NGL sales.

Net cash used in operations for the three months ended March 31, 2002 was $5,677,000, compared to cash provided from operations of $13,048,000 for the same period last year. The decrease resulted from lower earnings due primarily to lower revenues and due to payments of fourth quarter accrued expenses in excess of first quarter expenses accrued. Decreases of $7,260,000 were associated with decreased liabilities for first quarter capital expenditures and gas marketing purchases.

Net cash used for investing activities for the three months ended March 31, 2002 was $8,411,000. Investing activities were comprised primarily of $9,395,000 expended for drilling of oil and gas properties and service facilities.

Net cash provided by financing activities for the three months ended March 31, 2002 was $21,143,000. We received $16,509,000, after payments for agency fees of $297,000, from the exercise of warrants covering 980,000 shares of stock and the exercise of 61,984 employee stock options. We also increased net borrowings under our credit facility by $5,000,000 during the first quarter of 2002. Repayments of $7,000,000 were made in April 2002. In May, Quicksilver's three-year revolving credit facility was amended to mature on May 13, 2005. It permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $250,000,000.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term fixed price contracts at $2.49/Mcf and $2.47/Mcf, respectively through March 2009. Approximately 7,400 Mcfd sold under these contracts are third party volumes controlled by us. Approximately 38,104 Mcfd of our equity natural gas are hedged using fixed price swap agreements. As a result, we benefit from significant predictability of our natural gas revenues.

Commodity price fluctuations affect the remaining natural gas volumes as well as our crude oil and NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2004. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 11,500 Mcfd sold under these contracts are third party volumes controlled by us.

The following table summarizes our open financial hedge positions as of March 31, 2002 related to natural gas production.

                                                                                 Weighted Avg
  Product           Type            Contract Period             Volume           Price per Mcf        Fair Value
------------    -------------    ----------------------     ---------------     ----------------    ---------------
                                                                                                    (in thousands)
    Gas         Fixed Price        Apr 2002-Apr 2004          7,500 Mcfd        $     2.40            $   (6,657)
    Gas         Fixed Price        Apr 2002-Dec 2004            559 Mcfd              1.94                  (639)
    Gas         Fixed Price        Apr 2002-Apr 2005         10,000 Mcfd              2.79                (8,954)
    Gas         Fixed Price        Apr 2002-Apr 2005         10,000 Mcfd              2.79                (9,033)
    Gas         Fixed Price        Apr 2002-Apr 2005         10,000 Mcfd              2.79                (9,033)
    Gas           Collar           Apr 2002-Oct 2002          5,000 Mcfd         2.55-3.50                  (264)
                                                                                                    -------------
                                                                                          Total       $  (34,580)
                                                                                                    =============

Cinnabar Energy Services & Trading, LLC ("Cinnabar"), our wholly owned marketing company, also enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts include either fixed and floating price sales or purchases from third parties. As a result of these firm sales and purchase commitments and associated financial price swaps, the hedge derivatives have qualified as either cash flow or fair value hedges. At March 31, 2002, we have recorded an asset of $34,000 for the fair value of firm purchase commitments and a liability of $17,000 for the fair value of firm sales commitments. Additionally, we have recorded current assets of $23,000 and current liabilities of $40,000 associated with the fair value of the financial fixed and floating price swaps.

The following table summarizes Cinnabar's open financial derivative positions and hedged firm commitments as of March 31, 2002 related to natural gas marketing.

                                                                                    Weighted Avg
   Product             Type             Contract Period             Volume          Price per Mcf       Fair Value
-------------    ----------------    ----------------------     --------------    -----------------    -------------
                                                                                                       (in thousands)
   Fixed price sales and purchase contracts
       Gas               Sale             May 2002-Aug 2002             691 Mcfd     $   3.15           $    (17)
       Gas             Purchase           Apr 2002-May 2002             984 Mcfd         3.11                 16
       Gas             Purchase           Apr 2002-Jun 2002             659 Mcfd         3.05                 18
                                                                                                       -------------
                                                                                                              17
   Financial derivatives
       Gas            Fixed Price             Apr 2002               20,000 Mcfd     $   2.38           $      3
       Gas          Floating Price        Jun 2002-Aug 2002             978 Mcfd                              20
       Gas          Floating Price        Apr 2002-May 2002             984 Mcfd                             (19)
       Gas          Floating Price        Apr 2002-Jun 2002             659 Mcfd                             (21)
                                                                                                       -------------
                                                                                                             (17)
                                                                                                       -------------
                                                                                        Total-net       $      -
                                                                                                       =============

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. As a result of the financial hedging programs, gas revenues in the first quarter of 2002 were $1,243,000 higher as a result of the hedging programs. First quarter 2001 gas revenues were $15,302,000 lower than if the hedging program had not been in effect. Marketing revenues were $1,939,000 lower as a result of hedging activities in the first quarter of 2002.

The fair value of all natural gas financial contracts and associated firm sales and purchase commitments as of March 31, 2002 and 2001 was estimated based on published market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fixed price natural gas financial contract value does not necessarily represent the value a third party would pay to assume our contract positions.

Interest Rate Risk

As of March 31, 2002, $75,000,000 of our variable-rate debt is hedged with interest rate swaps converting the debt's floating LIBOR base to a 6.72% fixed-rate resulting in a liability of $2,769,000. The $53,000,000 of our fixed-rate Subordinated Notes are hedged with an interest rate swap that converts the debt's 14.75% fixed-rate debt to a floating three-month LIBOR base resulting in a liability of $2,113,000 as of March 31, 2002. We have revalued the Subordinated Notes to offset the fair value of the swap as required by SFAS No. 133.

Interest expense for the first quarter of 2002 and 2001 was $462,000 and $58,000 higher, respectively, as a result of the interest rate swaps.

PART II  - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibits

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

+  10.5       Quicksilver Resources 1999 Stock Option and Retention Stock Plan
              (filed as Exhibit 10.28 to the Company's Form S-1 File No.
              333-89229, filed October 18, 1999 and included herein by reference).

*  10.6       Fourth Amended and Restated Credit Agreement, dated as of May 13,
              2002, among Quicksilver Resources Inc., as Borrower, Bank of
              America, N.A., as Administrative Agent, and the financial institutions listed therein.

   10.7 Amended and Restated Purchase and Sale Agreement, dated as of March 31, 2000, between Quicksilver Resources Inc., as Seller, and Mariner Gas LLC, as Buyer (filed as Exhibit 10.3 to the Company's Form 10-Q filed May 15, 2000 and included herein by reference).

*  15.1       Awareness letter of Deloitte & Touche LLP

              *Filed herewith

              +Identifies management contracts and compensatory plans or arrangements.

    (b) Reports on Form 8-K

        On April 3, 2002, the Company filed a current report on SEC Form 8-K announcing the issuance of 980,000 shares of its common stock from the exercise of 430,000 warrants at $12.50 per share and 550,000 warrants at $20.00 per share. Proceeds, net of agency fees, were $16,078,000.

                           Quicksilver Resources Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 2002

                                 Quicksilver Resources Inc.



                                 By:  /s/ Glenn Darden
                                    --------------------------------------------
                                           Glenn Darden
                                           President and Chief Executive Officer

                                 By:  /s/ Bill Lamkin
                                    --------------------------------------------
                                           Bill Lamkin,
                                           Executive Vice President, Chief
                                           Financial Official and Secretary