Form 10-Q
period 2002-06-30
QUICKSILVER RESOURCES INC
filed 2002-08-13
CIK 1060990

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-14837

Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-2756163
(I.R.S. Employer Identification No.)

777 West Rosedale, Suite 300, Fort Worth, Texas 76104
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (817) 665-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑         No  ☐

As of August 2, 2002, the registrant had 19,893,877 outstanding shares of its common stock, $0.01 par value.

QUICKSILVER RESOURCES INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Quicksilver Resources Inc. Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of June 30, 2002, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
August 12, 2002

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,990	$8,726
Accounts receivable	19,612	21,489
Inventories and other current assets	4,585	5,079

Total current assets	38,187	35,294

Investments in and advances to equity affiliates	13,593	14,248

Properties, plant and equipment – net (“full cost”)	417,550	412,455

Other assets	5,479	7,247

	$474,809	$469,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$945	$945
Accounts payable	8,589	12,168
Accrued derivative obligations	18,024	9,025
Accrued liabilities	23,026	29,936

Total current liabilities	50,584	52,074

Long-term debt	244,364	248,425

Unearned revenue	4,397	9,562

Deferred derivative obligations	22,978	13,461

Other long-term liabilities	298	222

Deferred income taxes	47,136	51,113

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,607,329 and 22,534,875 shares issued, respectively	236	225
Paid in capital in excess of par value	94,810	77,814
Treasury stock of 3,714,752 and 3,751,852 shares, respectively	(14,490)	(14,634)
Accumulated other comprehensive income	(26,355)	(14,007)
Retained earnings	50,851	44,989

	105,052	94,387

	$474,809	$469,244

The accompanying notes are an integral part of these financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per share data—Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Oil, gas and related product sales	$27,191	$33,418	$52,119	$71,910
Other revenue	3,561	4,869	7,751	9,809

Total revenues	30,752	38,287	59,870	81,719
Expenses
Oil and gas production costs	10,526	15,309	21,605	28,593
Other operating costs	306	338	643	694
Depletion and depreciation	7,424	7,362	14,806	14,447
Provision for doubtful accounts	—	(311)	—	(1,071)
General and administrative	2,213	1,940	4,356	4,526

Total expenses	20,469	24,638	41,410	47,189

Operating income	10,283	13,649	18,460	34,530

Other income-net	(284)	(188)	(448)	(414)
Interest expense	4,894	6,082	9,838	12,542

Income before income taxes	5,673	7,755	9,070	22,402

Income tax expense	1,983	2,751	3,208	7,994

Net income	$3,690	$5,004	$5,862	$14,408

Basic earnings per share	$0.19	$0.27	$0.30	$0.77
Diluted earnings per share	$0.18	$0.26	$0.29	$0.75

Basic weighted average shares outstanding	19,867	18,610	19,448	18,592
Diluted weighted average shares outstanding	20,454	19,265	20,074	19,105

The accompanying notes are an integral part of these financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands—Unaudited

	For the Six Months Ended June 30,
	2002	2001
Operating activities:
Net income	$5,862	$14,408
Charges and credits to net income not affecting cash
Depletion and depreciation	14,806	14,447
Deferred income taxes	3,174	7,822
Recognition of unearned revenues	(5,024)	(4,741)
Other	1,095	96
Changes in assets and liabilities
Accounts receivable	1,993	(1,449)
Inventory, prepaid expenses and other	(671)	(737)
Accounts payable	(3,647)	(501)
Accrued and other liabilities	(6,545)	1,491

Net cash from operating activities	11,043	30,836

Investing activities:
Development and exploration costs and other property additions	(20,290)	(29,062)
Advances from (to) equity affiliates – net	508	(1,089)
Proceeds from sale of assets	1,205	40

Net cash used for investing activities	(18,577)	(30,111)

Financing activities:
Notes payable, bank proceeds	7,000	8,000
Principal payments on long-term debt	(9,403)	(13,151)
Deferred financing costs	(1,398)	—
Issuance of common stock, net of issuance costs	16,788	210
Payments to acquire common stock	(189)	—

Net cash from (used for) financing activities	12,798	(4,941)

Net increase (decrease) in cash and equivalents	5,264	(4,216)

Cash and equivalents at beginning of period	8,726	12,833

Cash and equivalents at end of period	$13,990	$8,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,964	$12,650

Income taxes paid	$31	$104

Treasury shares issued for payment of executives’ compensation	$364	$—

Treasury shares issued for payment of directors’ compensation	$—	$100

The accompanying notes are an integral part of these financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of Quicksilver Resources Inc. (“Quicksilver” or the “Company”), the Company’s condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain reclassifications have been made for comparative purposes for presentations adopted in 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of this standard.

Net Income per Common Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and six months ended June 30, 2002 and 2001 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands)		(Unaudited, in thousands)
Weighted average common shares-basic	19,867	18,610	19,448	18,592

Potentially dilutive securities
Stock options	581	534	571	477
Stock warrants	6	121	55	36

Weighted average common shares-diluted	20,454	19,265	20,074	19,105

For the six-month period ended June 30, 2002, warrants representing 550,000 shares of common stock were excluded from the diluted net income per share calculation for the period prior to their exercise as the exercise price exceeded the average market price of the Company’s common stock. For the three and six month periods ended June 30, 2001, warrants representing 550,000 shares of common stock were excluded from the diluted net income per share calculation as the exercise price exceeded the average market price of the Company’s common stock.

2.    HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sales and purchase commitments as of June 30, 2002 and December 31, 2001 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented.

	June 30, 2002	December 31, 2002
	(Unaudited)
	(in thousands)
Derivative assets:
Fixed price commitments	$—	$1,476
Natural gas financial collars	—	255
Floating price natural gas financial swaps	9	93
Fixed price natural gas financial swaps	—	28
Fixed to floating interest rate swap	196	1,853

	$205	$3,705

Derivative liabilities:
Fixed price natural gas financial swaps	$38,175	$17,134
Floating price natural gas financial swaps	—	1,520
Crude oil financial collars	58	—
Natural gas financial collars	144	—
Fixed price commitments	10	—
Floating to fixed interest rate swap	2,615	3,832

	$41,002	$22,486

The fair value of fixed price natural gas and crude oil financial instruments and firm sales and purchase commitments as of June 30, 2002 and December 31, 2001 was estimated based on market prices of natural gas and crude oil for the periods covered by the financial instruments. The net differential between the prices in each financial instrument and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each financial instrument at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of the Company’s derivatives does not necessarily represent the value a third party would pay to assume the Company’s contract positions. The fair value of interest rate swaps was based upon third-party estimates of the fair value of such swaps.

On July 15, 2002, the Company closed its interest rate hedge related to the fixed rate interest paid on $53,000,000 of subordinated notes. The Company realized a gain of $1,000,000. The gain has been deferred and will be recognized as a reduction of interest expense over the remaining life of the debt.

3.    LONG-TERM DEBT

	June 30, 2002	December 31, 2001
	(Unaudited)
	(in thousands)
Long-term debt, in thousands, consists of:
Notes payable to banks-4.29% and 4.85% interest at June 30, 2002 and December 31, 2001	$188,000	$190,000
Subordinated Notes-14.75% interest	53,196	54,853
Other loans	4,113	4,517

	245,309	249,370
Less current maturities	(945)	(945)

	$244,364	$248,425

In May, Quicksilver’s three-year revolving credit facility was amended to mature on May 13, 2005. It permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $250,000,000. As of June 30, 2002, the Company’s borrowing base was $210,000,000 of which $21,333,000 was available. On July 2, 2002, the Company’s interest rate was set at 3.735%

through October 2, 2002 on $177,000,000. During 2002, the Company has made net principal repayments of $2,000,000 and reduced the balance payable under its credit facility to $188,000,000. The loan agreement for the credit facility contains certain dividend restrictions and restrictive covenants, which, among other things, require the maintenance of a minimum current ratio. Additionally, the purchase agreement relating to the Company’s subordinated notes contains restrictive covenants, which, among other things, require maintenance of working capital, a collateral coverage ratio and an earnings ratio. The Company currently is in compliance with all such restrictions.

4.    UNEARNED REVENUE

On March 31, 2000, the Company conveyed to a bank Section 29 tax credits for 99.5% of the interests acquired from CMS Oil and Gas Company, including the interests in Terra Energy Ltd., in Devonian shale gas production from certain wells located in Michigan. Cash proceeds received from the sale were $25,000,000 and were recorded as unearned revenue. Revenue is recognized as reserves are produced. Revenue of $5,024,000 and $4,741,000 was recognized in the 2002 and 2001 periods, respectively, in other revenue.

During 1997, other tax credits were conveyed through the sale of certain working interests to a bank. Revenue of $755,000 and $883,000 was recognized in the 2002 and 2001 periods, respectively, in other revenue.

5.    STOCKHOLDERS’ EQUITY

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

Warrants for 550,000 shares at $20.00 per share and 430,000 shares at $12.50 per share were exercised during the first quarter of 2002. Fees of $297,000 were incurred in association with the exercise of warrants for 495,000 shares at $20.00. Additionally, options covering 102,454 shares of common stock were exercised during the current year and 37,100 treasury shares were issued to executives for payment of bonuses earned during 2000.

During 2002, 10,000 MGV exchangeable shares were presented to Quicksilver for purchase for $189,100. A total of 42,748 of MGV exchangeable shares were converted to Quicksilver common stock. At June 30, 2002, 227,421 MGV exchangeable shares remain outstanding.

Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income	$3,690	$5,004	$5,862	$14,408
Other comprehensive income (loss), net of tax:
Adoption of SFAS No. 133 at January 1, 2001	—	—	—	(60,304)
Reclassification adjustment – hedge settlements	2,123	4,451	1,897	14,404
Change in fixed-price derivative fair value	(4,521)	19,450	(15,155)	13,593
Change in foreign currency translation adjustment	979	327	910	(184)

Comprehensive income (loss)	$2,271	$29,232	$(6,486)	$(18,083)

6.    RELATED PARTY TRANSACTIONS

The Darden family has effective beneficial ownership of 49.8% of Quicksilver’s shares outstanding including shares owned by Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.C. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

During the first six months of 2002, Quicksilver paid $431,000 for principal and interest on a note payable to Mercury associated with an acquisition of assets from Mercury. At June 30, 2002, the balance of the note was $2,240,000. Quicksilver and its associated entities paid $365,000 for rent on buildings, which are owned by a Mercury affiliate.

Quicksilver accounts for its 65% holdings in Voyager Compression Services, LLC (“Voyager”) under the equity method since control over Voyager is shared equally with Mercury. During 2002, Quicksilver has purchased $4,699,000 of compressors, maintenance and related services from Voyager at terms as favorable as those granted to third parties.

Voyager has decided to sell existing assets and lines of business to third parties. In July 2002, Voyager entered into an agreement with a third party to sell its Michigan inventory and fixed assets. In the second quarter, Voyager recognized an impairment loss of $788,000 related to its inventory, fixed assets and operating leases for facilities. Quicksilver recognized $512,000 (its 65% share) of the impairment in the second quarter.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following should be read in conjunction with our financial statements contained herein and in our Form 10-K for the year ended December 31, 2001, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “budgeted,” “expect,” “predict,” “anticipate,” “projected,” “should,” “assume,” “believe” or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon our current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements.

Results of Operations

Summary Financial Data
Three Month Periods Ended June 30, 2002 and 2001

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Total operating revenues	$30,752	$38,287
Total operating expenses	20,469	24,638
Operating income	10,283	13,649
Net income	3,690	5,004

We recorded net income of $3,690,000 ($0.18 per diluted share) in the three months ended June 30, 2002, compared to net income of $5,004,000 ($0.26 per diluted share) in the second quarter of 2001.

Operating Revenues

Total revenues for the three months ended June 30, 2002 were $30,752,000; a decrease of 20% from the $38,287,000 reported for the three months ended June 30, 2001. Lower prices decreased revenue $3,464,000 while a decrease in sales volumes further reduced revenue $2,763,000. Volume decreases were primarily the result of higher volumes in the 2001 period due to recording additional volumes associated with payouts and other adjustments. Other revenue decreased $1,308,000 from the prior year period primarily as a result of the absence of $580,000 received in 2001 from settlement of bankruptcy proceedings by a former purchaser of gas and $512,000 due to the impairment of assets by an equity affiliate in the second quarter of 2002.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,
	2002	2001
Average daily production volume
Gas – Mcfd	87,273	90,847
Oil – Bbld	2,540	3,382
Natural gas liquid (“NGL”) – Bbld	376	497
Total – Mcfed	104,766	114,117

Product sale revenues (in thousands)
Natural gas sales	$21,494	$25,512
Oil sales	5,150	7,081
NGL sales	547	825

Total oil, gas and NGL sales	$27,191	$33,418

Unit prices-including impact of hedges
Gas price per Mcf	$2.71	$3.09
Oil price per Bbl	$22.28	$23.01
NGL price per Bbl	$15.99	$18.25

Gas sales of $21,494,000 for the second quarter of 2002 were 16% lower than the $25,512,000 for the comparable 2001 period. Decreased prices reduced revenue $3,138,000 from the 2001 period. Prices decreased to $2.71 per Mcf from $3.09 per Mcf in the prior year quarter. A reduction of sales volume of 325,000 Mcf reduced revenue $880,000 as compared to the second quarter of 2001. In the second quarter of 2001, we received information identifying properties where payouts had occurred and recorded 502,000 Mcf of additional volumes and associated revenue as a consequence.

Oil sales were $5,150,000 for the three months ended June 30, 2002 compared to $7,081,000 in the second quarter of 2001. The average oil sales price for the second quarter of 2002 decreased $0.73 per barrel to $22.28 per barrel as compared to the $23.01 per barrel for the 2001 second quarter and reduced oil revenue $223,000. A 76,600 barrel decrease in sales volumes reduced revenue $1,708,000 from the prior year quarter. Higher volumes in the 2001 period were primarily due to adjustments recognized in the second quarter of 2001 related to properties acquired from CMS.

NGL sales of $547,000 for the second quarter of 2002 decreased $278,000 from $825,000 for the 2001 period. NGL prices decreased from $18.25 to $15.99 per Bbl and reduced revenue $102,000. Sales volumes decreased 11,000 barrels from the 2001 period and reduced revenue $176,000.

Other Revenues

Other revenue of $3,561,000 was $1,308,000 lower when compared to the second quarter of 2001. The 2001 period included $580,000 of revenue associated with the settlement of bankruptcy proceedings of a former gas purchaser of ours. Additionally, a $512,000 loss resulting from the impairment of assets in the current quarter by an equity affiliate, Voyager Compression Services LLC, further reduced other revenue. Second quarter revenue from Section 29 tax credit monetizations decreased $92,000 from the prior year period.

Operating Expenses

Second quarter operating expenses for 2002 were $20,469,000, 17% lower than the $24,638,000 incurred in the second quarter of 2001.

Oil and Gas Production Costs

Oil and gas production costs were $10,526,000, a 31% decrease from the 2001 second quarter oil and gas production costs of $15,309,000. Lower lease operating expenses were the result of lower levels of workover and compressor maintenance work as compared to the 2001 period as well as cost reduction programs instituted in 2002.

Additionally, approximately $810,000 of 2001 expense was recorded in conjunction with payout volumes and revenues. Production overhead expense decreased $303,000 in the 2002 period primarily as a result of a reduction in accruals for bonuses and 401(k) contributions as compared to the 2001 period. Lower sales prices and volumes resulted in a $423,000 decrease of severance tax expense as compared to the second quarter of 2002.

Depletion and Depreciation

	Three Months Ended June 30,
	2002	2001
	(In thousands, except per unit amounts)
Depletion	$6,650	$6,618
Depreciation of other fixed assets	774	744

Total depletion and depreciation	$7,424	$7,362

Average depletion cost per Mcfe	$0.70	$0.64

Second quarter 2002 depletion of $6,650,000 was slightly higher than the second quarter of 2001 figure, despite a decrease in sales volumes, due to an increase in the depletion rate for 2002. The higher depletion rate was the result of a combination of capital costs incurred and a proportionately smaller increase in proved oil and gas reserves due to lower product prices when compared to the prior year period.

General and Administrative Expenses

General and administrative costs incurred during the three months ended June 30, 2002 were $2,213,000, 14% higher than the expense incurred in the second quarter of 2001. The increase was primarily due to a $470,000 increase in legal expenses partially offset by a reduction in personnel costs. Additional legal expenses were incurred in connection with a royalty lawsuit filed against us in 2001. Lower personnel costs were primarily the result of smaller accruals for estimated 2002 bonuses and 401(k) contributions as compared to the prior year quarter.

Interest and Other Income/Expense

Interest expense for the second quarter of 2002 was $4,894,000, a decrease of $1,188,000 from the comparable 2001 period. The decrease was the result of lower effective interest rates partially offset by higher debt levels.

Income Tax Expense

The income tax provision of $1,983,000 was established using an effective U.S. Federal tax rate of 35%. The provision also includes a $64,000 state and foreign income tax benefit. Income tax expense decreased over the prior year period as a result of lower pretax income as compared to the second quarter of 2001.

Summary Financial Data
Six Month Periods Ended June 30, 2002 and 2001

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Total operating revenues	$59,870	$81,719
Total operating expenses	41,410	47,189
Operating income	18,460	34,530
Net income	5,862	14,408

We recorded net income of $5,862,000 ($0.29 per diluted share) in the six months ended June 30, 2002, compared to net income of $14,408,000 ($0.75 per diluted share) for the first six months of 2001.

Operating Revenues

Total revenues for the six months ended June 30, 2002 were $59,870,000; a decrease of 27% from the $81,719,000 reported for the six months ended June 30, 2001. Lower prices decreased revenue $16,085,000 while a decrease in sales volumes further reduced revenue $3,705,000. The decrease in volumes from the prior year period was primarily the result of recognition in 2001 of volumes related to payouts. Other revenue decreased $2,058,000 from the prior year period primarily as a result of an $886,000 decrease in gas marketing margins, a $512,000 loss associated with the impairment of assets by Voyager and $580,000 recognized in 2001 in connection with the bankruptcy settlement of a natural gas purchaser of ours.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended June 30,
	2002	2001
Average daily production volume
Gas – Mcfd	87,646	90,383
Oil – Bbld	2,612	3,115
Natural gas liquid (“NGL”) – Bbld	330	571
Total – Mcfed	105,299	112,500

Product sale revenues (in thousands)
Natural gas sales	$41,968	$56,240
Oil sales	9,332	13,297
NGL sales	819	2,373

Total oil, gas and NGL sales	$52,119	$71,910

Unit prices-including impact of hedges
Gas price per Mcf	$2.65	$3.44
Oil price per Bbl	$19.74	$23.59
NGL price per Bbl	$13.70	$22.95

Gas sales of $41,968,000 for the six months ended June 30, 2002 were 25% lower than the $56,240,000 reported for the comparable 2001 period. Decreased prices reduced revenue $12,961,000 from the 2001 period. Prices decreased to $2.65 per Mcf from $3.44 per Mcf in the prior year. A reduction of sales volumes of 495,000 Mcf reduced revenue $1,311,000 as compared to the first six months of 2001. The larger volume in 2001 was primarily the result of the identification, in 2001, of properties where payouts had occurred, which enabled us to record additional volumes and revenue attributable to our increased interests.

Oil sales were $9,332,000 for the six months ended June 30, 2002 compared to $13,297,000 in the first six months of 2001. The average oil sales price for the first half of 2002 decreased $3.85 per barrel to $19.74 per barrel and reduced oil revenue $2,168,000. The 91,000 barrel decrease in sales volumes reduced revenue $1,797,000 from the prior year period. Higher volumes in the 2001 period were primarily due to adjustments recognized in the second quarter of 2001 related to properties acquired from CMS.

NGL sales of $819,000 for the 2002 period decreased $1,554,000 from $2,373,000 for the first half of 2001. NGL prices decreased from $22.95 to $13.70 per barrel and reduced revenue $956,000.

Other Revenues

Other revenue of $7,751,000 in the first half of 2002 was $2,058,000 lower when compared to the 2001 period. The prior year included $580,000 of revenue associated with the settlement of bankruptcy proceedings of a former gas purchaser of ours. Gas marketing margins decreased by $886,000 from the 2001 period. Additionally, losses of $512,000 from the Company’s equity affiliate, Voyager, were recorded in 2002 as a result of its impairment of assets.

Operating Expenses

Operating expenses for the first six months of 2002 were $41,410,000, 12% lower than the $47,189,000 incurred in the 2001 period.

Oil and Gas Production Costs

Oil and gas production costs were $21,605,000, a decrease of 24% from 2001 oil and gas production costs of $28,593,000. A reduction in sales volumes, including 2001 prior period payout volumes, contributed to the lower production costs as did cost reduction measures we instituted early in 2002. Reductions in production overhead of $561,000 were primarily the result of reductions in accruals for bonus and 401(k) contributions. Lower sales prices and volumes resulted in a $2,634,000 decrease of severance tax expense as compared to the first half of 2002.

Depletion and Depreciation

	Six Months Ended June 30,
	2002	2001
	(In thousands, except per unit amounts)
Depletion	$13,287	$12,982
Depreciation of other fixed assets	1,519	1,465

Total depletion and depreciation	$14,806	$14,447

Average depletion cost per Mcfe	$0.70	$0.64

Depletion for the first six months of 2002 was $13,287,000, $305,000 higher than the 2001 period. Depletion expense increased $1,214,000 due to an increase in the depletion rate for 2002 and was partially offset by a decrease due to lower sales volumes. The higher depletion rate was the result of a combination of capital costs incurred and a proportionately smaller increase in proved oil and gas reserves due to lower product prices when compared to the prior year period.

General and Administrative Expenses

General and administrative costs incurred during the six months ended June 30, 2002 were $4,356,000, 4% lower than the expense incurred in the 2001 period. The decrease was primarily due to lower personnel costs resulting from smaller accruals for estimated 2002 bonuses and 401(k) contributions and reductions in several other expense categories as compared to the prior year. An $800,000 increase in legal expenses partially offset the expense reductions. Additional legal expense was incurred in connection with a royalty lawsuit filed against us in 2001.

Interest and Other Income/Expense

Interest expense for the first six months of 2002 was $9,838,000, a decrease of $2,704,000 from the comparable 2001 period. The decrease was the result of lower effective interest rates partially offset by higher debt levels.

Income Tax Expense

The income tax provision of $3,208,000 was established using an effective U.S. Federal tax rate of 35%. The provision also includes a $34,000 state and foreign income tax benefit. Income tax expense decreased over the prior year period as a result of lower pretax income as compared to the first six months of 2001. As of June 30, 2002, we had a deferred tax liability of $47,136,000. The decrease in the deferred tax liability over the December 31, 2001 balance was the result of a $7,151,000 increase in the deferred tax benefit associated with derivative obligations. The decrease was partially offset by deferred tax expense of $3,174,000 incurred for 2002.

Liquidity and Capital Resources

We believe that our capital resources are adequate to meet the requirements of our business. We anticipate that the current remaining 2002 planned capital expenditures of $40,400,000 will be funded by cash flow from operations and credit facility utilization. However, future cash flows from operations are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance those operations and capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

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

Net cash from operations for the six months ended June 30, 2002 was $11,043,000, compared to cash provided from operations of $30,836,000 for the same period last year. The decrease resulted from lower earnings due primarily to lower revenues. In addition, payments of fourth quarter accrued expenses and capital expenditures were in excess of 2002 expenses and capital expenditures accrued.

Net cash used for investing activities for the six months ended June 30, 2002 was $18,577,000. Investing activities were comprised primarily of $20,290,000 expended for drilling of oil and gas properties and service facilities partially offset by $1,205,000 of proceeds from the sale of Wyoming properties.

Net cash provided by financing activities for the six months ended June 30, 2002 was $12,798,000. We received $16,788,000, after payments for agency fees of $297,000, from the exercise of warrants covering 980,000 shares of stock and from the exercise of employee stock options covering 102,454 shares of stock. We also decreased net borrowings under our credit facility by $2,000,000 during the first half of 2002. In May, our three-year revolving credit facility was amended to mature on May 13, 2005. It permits us to obtain revolving credit loans and to issue letters of credit for our account from time to time in an aggregate amount not to exceed $250,000,000. As of June 30, 2002, our borrowing base was $210,000,000 of which $21,333,000 was available.

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

Commodity Price Risk

We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term fixed price contracts at $2.49 per Mcf and $2.47 per Mcf, respectively, through March 2009. Approximately 7,400 Mcfd sold under these contracts are third party volumes controlled by us. Approximately 38,059 Mcfd of our equity natural gas are hedged using fixed price swap agreements. Additionally, we have entered into gas collars for 5,000 Mcfd through October 2002 with a price range of $2.55 to $3.50 per Mcf. As a result, we benefit from significant predictability of our natural gas revenues.

Crude oil collars were put into place during the second quarter of 2002. The collars are in affect through December 2003 and cover 1,500 Bbld with an average price range of $21.00 to $28.80 per barrel.

Commodity price fluctuations affect the remaining natural gas and crude oil volumes as well as our NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2004. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 11,500 Mcfd sold under these contracts are third party volumes controlled by us.

The following table summarizes our open financial hedge positions as of June 30, 2002 related to natural gas and oil production.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Gas	Fixed Price	Jul 2002-Apr 2004	7,500 Mcfd	$2.40	$(6,696)
Gas	Fixed Price	Jul 2002-Dec 2004	559 Mcfd	2.04	(539)
Gas	Fixed Price	Jul 2002-Apr 2005	10,000 Mcfd	2.79	(10,264)
Gas	Fixed Price	Jul 2002-Apr 2005	10,000 Mcfd	2.79	(10,338)
Gas	Fixed Price	Jul 2002-Apr 2005	10,000 Mcfd	2.79	(10,338)
Gas	Collar	Jul 2002-Oct 2002	5,000 Mcfd	2.55-3.50	(144)
Oil	Collar	Jul 2002-Dec 2003	1,500 Bbld	21.00-28.80	(58)

				Total	$(38,377)

Cinnabar Energy Services & Trading, LLC, our wholly owned marketing company, also enters into various financial contracts to hedge its exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts include either fixed and floating price sales or purchases from third parties. As a result of these firm sales and purchase commitments and associated financial price swaps, the hedge derivatives have qualified as either cash flow or fair value hedges. At June 30, 2002, we recorded an asset of $9,000 for the fair value of financial floating price swaps and a liability of $10,000 for the fair value of firm sales commitments.

The following table summarizes Cinnabar’s open financial derivative positions and hedged firm commitments as of June 30, 2002 related to natural gas marketing.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Fixed price sales and purchase contracts
Gas	Sale	Jul 2002-Aug 2002	1,048 Mcfd	$3.15	$(10)
Financial derivatives
Gas	Floating Price	Jul 2002-Aug 2002	968 Mcfd		9

			Total-net		$(1)

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. As a result of the financial hedging programs, gas revenues in the first six months of 2002 and 2001 were $1,141,000 and $22,238,000, respectively, lower than if the hedging program had not been in effect. Marketing revenues were $1,981,000 lower as a result of hedging activities in the first six months of 2002.

The fair value of all natural gas and crude oil financial contracts and associated firm sales and purchase commitments as of June 30, 2002 and 2001 was estimated based on published market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of our derivatives does not necessarily represent the value a third party would pay to assume our contract positions.

Interest Rate Risk

As of June 30, 2002, $75,000,000 of our variable-rate debt was hedged with interest rate swaps converting the debt’s floating LIBOR base to a 6.72% fixed-rate resulting in a liability of $2,615,000. The $53,000,000 of our fixed-rate Subordinated Notes were hedged with an interest rate swap that converts the debt’s 14.75% fixed-rate debt to a floating three-month LIBOR base resulting in an asset of $196,000 as of June 30, 2002. We revalued the Subordinated Notes to offset the fair value of the swap as required by SFAS No. 133. Interest expense for the six-month periods ended June 30, 2002 and 2001 was $900,000 and $402,000 higher, respectively, as a result of the interest rate swaps.

On July 15, 2002, we closed our interest rate hedge related to the fixed rate interest paid on the $53,000,000 Subordinated Notes. We realized a gain of $1,000,000. The gain has been deferred and will be recognized as a reduction of interest expense over the remaining life of the debt.

PART II.    OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 4, 2002, we held our 2002 annual meeting of stockholders. The number of our shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting were as follows:

Class of Stock	Number of Shares Outstanding	Number of Shares Present
Common	19,853,907	18,052,195

At the meeting, Messrs. Thomas F. Darden, D. Randall Kent and Mark Warner were elected as directors to serve a three-year term along with our five other directors whose terms of office continued after the meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s nominees as listed in the proxy statement.

Also during the meeting, ratification of the appointment by the board directors of our independent public accountants for the fiscal year ending December 31, 2002 was received. All shares represented at the meeting were voted in favor of the ratification of the appointment of the independent public accountants, with the exception of 124,208 votes against the ratification of the appointment and 2,244 abstentions.

ITEM 6.    Exhibits and Reports on Form 8-K:

(a)  Exhibits

Exhibit No.	Sequential Description
2.1
Purchase and Sale Agreement, dated March 4, 2000, between CMS Oil and Gas Company and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K filed April 14, 2000 and included herein by reference).

3.1	Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as Exhibit 4.1 to the Company’s Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference).
3.2	Certificate of Designation, Preferences and Rights of Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 27, 2001 and included herein by reference).
3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q filed August 14, 2001 and included herein by reference).

3.4	Bylaws of Quicksilver Resources Inc. (filed as Exhibit 4.2 to the Company’s Form S-4 File No. 333-66709, filed November 3, 1998 and included herein by reference).
3.5	Amendment to Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.4 to the Company’s Form 10-K filed March 27, 2001 and included herein by reference).
3.6	Amendment to the Bylaws of Quicksilver Resources Inc., adopted June 5, 2001 (filed as Exhibit 3.2 to the Company’s Form 10-Q filed August 14, 2001 and included herein by reference.)
4.1	Form of Quicksilver Resources Inc. Common Stock Certificate (filed as Exhibit 4.3 to the Company’s Form S-4/A File No. 333-66709, filed January 20, 1999 and included herein by reference).
4.2
Note Purchase Agreement, dated March 31, 2000, between the Company and the Purchasers identified therein (filed as Exhibit 4.1 to the Company’s Form 8-K filed April 14, 2000 and included herein by reference).

10.1
Master Gas Purchase and Sale Agreement, dated March 1, 1999 by and between Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company’s Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference).

10.2	Wells Agreement, (filed as an exhibit to the Registration Statement on Form S-4 File No. 333-29769, and included herein by reference).
10.3
Purchase and Sale Agreement, dated March 31, 1999, between Union Oil Company of California and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K File No. 001-14837, filed May 28, 1999 and included herein by reference).

10.4
Amendment to Purchase and Sale Agreement, dated May 17, 1999, between Union Oil Company of California and Quicksilver Resources Inc. (filed as Exhibit 2.2 to the Company’s Form 8-K File No. 001-14837, filed May 28, 1999 and included herein by reference).

+10.5	Quicksilver Resources 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.28 to the Company’s Form S-1 File No. 333-89229, filed October 18, 1999 and included herein by reference).

10.6
Fourth Amended and Restated Credit Agreement, dated as of May 13, 2002, among Quicksilver Resources Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the financial institutions listed therein (filed as Exhibit 10.6 to the Company’s Form 10-Q filed May 15, 2002 and included herein by reference.)

10.7
Amended and Restated Purchase and Sale Agreement, dated as of March 31, 2000, between Quicksilver Resources Inc., as Seller, and Mariner Gas LLC, as Buyer (filed as Exhibit 10.3 to the Company’s Form 10-Q filed May 15, 2000 and included herein by reference).

*15.1	Awareness letter of Deloitte & Touche LLP
*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Identifies management contracts and compensatory plans or arrangements.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on April 3, 2002 to report as an Other Events item our receipt of $16,078,000 in net proceeds upon exercise of warrants to acquire a total of 980,000 shares of our common stock.

Quicksilver Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002

QUICKSILVER RESOURCES INC.

By:	/s/ GLENN DARDEN
Glenn Darden President and Chief Executive Officer

By:	/s/ BILL LAMKIN
Bill Lamkin, Executive Vice President, Chief Financial Official and Secretary