Form 10-Q
period 2004-03-31
QUICKSILVER RESOURCES INC
filed 2004-05-07
CIK 1060990

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, the registrant had 24,849,973 outstanding shares of its common stock, $0.01 par value.

QUICKSILVER RESOURCES INC.

INDEX TO FORM 10-Q

For the Period Ending March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of March 31, 2004, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

May 6, 2004

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$4,975	$4,116
Accounts receivable	18,589	26,247
Current deferred income taxes	14,510	11,760
Inventories and other current assets	6,873	7,588

Total current assets	44,947	49,711

Investments in and advances to equity affiliates	9,259	9,173

Properties, plant and equipment – net (“full cost”)	634,206	604,576

Other assets	2,697	3,474

	$691,109	$666,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$339	$339
Accounts payable	18,711	17,954
Accrued derivative obligations	41,634	34,577
Accrued liabilities	15,790	27,644

Total current liabilities	76,474	80,514

Long-term debt	274,274	249,097

Derivative obligations	2,868	9,662

Asset retirement obligations	15,482	15,135

Deferred income taxes	75,569	70,710

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 27,401,011 and 27,312,315 shares issued, respectively	274	273
Paid in capital in excess of par value	195,086	194,493
Treasury stock of 2,578,904 shares	(10,299)	(10,299)
Accumulated other comprehensive loss	(19,588)	(17,683)
Retained earnings	80,969	75,032

Total stockholders’ equity	246,442	241,816

	$691,109	$666,934

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In thousands, except for per share data – Unaudited

	For the Three Months Ended March 31,
	2004	2003
Revenues
Oil, gas and related product sales	$39,124	$37,087
Other revenue	653	429

Total revenues	39,777	37,516
Expenses
Oil and gas production costs	16,005	12,633
Other operating costs	290	438
Depletion, depreciation and accretion	9,105	7,801
General and administrative	2,656	2,034

Total expenses	28,056	22,906

Income from equity affiliates	291	306

Operating income	12,012	14,916

Other (income) expense-net	(70)	25
Interest expense	3,412	4,892

Income before income taxes and cumulative effect of change in accounting principle	8,670	9,999
Income tax expense	2,733	3,587

Income before cumulative effect of change in accounting principle	5,937	6,412
Cumulative effect of change in accounting principle, net of tax	—	2,297

Net income	$5,937	$4,115

Other comprehensive income – net of taxes
Reclassification adjustments – hedge settlements	6,612	10,116
Change in derivative fair value	(7,480)	(13,877)
Change in foreign currency translation adjustment	(1,037)	2,423

Comprehensive income	$4,032	$2,777

Basic net income per common share:
Net income before cumulative effect of accounting change	$0.24	$0.30
Cumulative effect of accounting change, net of tax	—	(0.11)

Net income	$0.24	$0.19

Diluted net income per common share:
Net income before cumulative effect of accounting change	$0.24	$0.30
Cumulative effect of accounting change, net of tax	—	(0.11)

Net income	$0.24	$0.19

Weighted average common shares outstanding
Basic	24,800	21,103
Diluted	25,254	21,589

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$5,937	$4,115
Charges and credits to net income not affecting cash
Cumulative effect of accounting change, net of tax	—	2,297
Depletion, depreciation and accretion	9,105	7,801
Deferred income taxes	2,686	3,537
Recognition of unearned revenues	—	507
Income from equity affiliates	(291)	(306)
Non-cash (gain) loss from hedging activities	(155)	181
Amortization of deferred loan costs	308	269
Changes in assets and liabilities, net of acquisition
Accounts receivable	7,614	(12,149)
Inventory, prepaid expenses and other	697	(281)
Accounts payable	757	(4,544)
Accrued liabilities and other	(11,483)	1,691

Net cash from operating activities	15,175	3,118

Investing activities:
Purchase of properties and equipment	(39,917)	(21,414)
Purchase of Voyager Compression Services assets	—	(684)
Distributions and advances from equity affiliates – net	205	531

Net cash used for investing activities	(39,712)	(21,567)

Financing activities:
Notes payable, bank proceeds	25,000	17,000
Principal payments on long-term debt	(75)	(338)
Issuance of common stock, net of issuance costs	471	161

Net cash from financing activities	25,396	16,823

Net increase (decrease) in cash and cash equivalents	859	(1,626)

Cash and cash equivalents at beginning of period	4,116	9,116

Cash and cash equivalents at end of period	$4,975	$7,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,240	$4,250

Income taxes paid	$—	$13

Distribution of equity to Mercury Exploration Company	$—	$(505)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by independent public accountants. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its income, comprehensive income and cash flows for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Net Income per Common Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Weighted average common shares-basic	24,800	21,103
Potentially dilutive securities Stock options outstanding	454	486

Weighted average common shares-diluted	25,254	21,589

No outstanding options were excluded from the diluted net income per share calculation for either of the periods presented.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS Nos. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the full cost method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company’s gross oil and gas properties would be reduced by $89.2 million and $74.9 million and intangible assets would be increased by like amounts at March 31, 2004 and December 31, 2003, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS Nos. 141 and 142 impact only the balance sheet and associated footnote disclosure. The reclassifications would not affect the Company’s cash flows or results of operations.

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

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Beginning asset retirement obligation	$15,189	$13,326
Additional liability incurred	193	—
Accretion expense	225	195
Asset retirement costs incurred	(57)	—
Currency translation adjustment	(14)	56

Ending asset retirement obligation	$15,536	$13,577

During the three month periods ended March 31, 2004 and 2003, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the statement of income for the period. There have not been any revisions to either the timing or the amount of the original estimate of undiscounted cash flows during 2004. At March 31, 2004 and December 31, 2003, retirement obligations classified as current were $54,000.

3. HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of March 31, 2004 and December 31, 2003 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented.

	March 31, 2004	December 31, 2003
	(in thousands)
Derivative assets:
Floating price natural gas financial swaps	$245	$463
Fixed price natural gas financial swaps	—	336
Natural gas financial collars	—	330
Fixed price sale commitments	16	43
Fixed to floating interest rate swap	—	50

	$261	$1,222

Derivative liabilities:
Fixed price natural gas financial swaps	$41,550	$41,363
Crude oil financial collars	898	448
Fixed price sale commitments	211	356
Floating price natural gas financial swaps	15	42
Floating to fixed interest rate swap	1,828	2,030

	$44,502	$44,239

The fair values of all natural gas and crude oil financial instruments and firm sale and purchase commitments as of March 31, 2004 and December 31, 2003 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of the Company’s hedge derivatives and commitments does not necessarily represent the value a third party would pay to assume the Company’s contract positions. The fair values of the interest rate swaps were based upon third-party estimates of the fair values of the swaps.

At March 31, 2004, derivative assets of $0.3 million and derivative liabilities of $41.6 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $26.3 million of after-tax losses will be reclassified from other comprehensive income over the next twelve months.

4. LONG-TERM DEBT

Long-term debt consists as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Notes payable to banks	$203,000	$178,000
Second mortgage notes payable	70,000	70,000
Other loans	1,311	1,386
Fair value interest hedge	302	50

	274,613	249,436
Less current maturities	(339)	(339)

	$274,274	$249,097

As of March 31, 2004, the Company’s borrowing base under its senior credit facility was $250 million of which $46.4 million was available. The loan agreements for the senior credit facility prohibit the declaration or payments of dividends by the Company and contain certain other restrictive covenants, which, among other things, require the maintenance of a minimum current ratio and minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs to interest ratio). Additionally, the Second Mortgage Notes contain restrictive covenants, which, among other things, require maintenance of a minimum current ratio, a minimum collateral coverage ratio and a minimum earnings (before interest, taxes, depreciation, depletion, accretion, amortization, non-cash income and expense and exploration costs) to fixed charges ratio. The Company currently is in compliance with all such restrictions.

On September 11, 2003, the Company entered into a fair value interest swap covering $40 million of the fixed rate Second Mortgage Notes. The swap converted the debt’s 7.5% fixed-rate to a floating six-month LIBOR base rate plus 4.07% through the termination of the notes. In January 2004, the swap position was closed, and the Company received $0.3 million. The gain on the swap settlement will be recognized over the period remaining to original maturity date of the swap, December 31, 2006.

5. COMMITMENTS AND CONTINGENCIES

Quicksilver has employment agreements in place for three executives of MGV. These agreements contain a formula for calculating bonuses with a determination date of December 31, 2005. The formula requires actual data with respect to, among other things, capital spending and proved reserve value for MGV from the last six months of 2005. The formula could result in bonuses being payable, but the amounts of such bonuses cannot be calculated at this time. The Company will continue to monitor its potential liability in respect of these bonuses, and will record accruals in respect of such liabilities when payment of the bonuses becomes probable and the amounts thereof become reasonably estimable.

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

On January 7, 2004, the Company granted stock options covering 287,965 shares of common stock to the Company’s officers and employees. These options were granted at an exercise price of $33.03. No compensation expense was recognized at the date of grant, as the exercise price was equal to the market value of the common stock at the dates of grant.

The following table reflects pro forma income before the cumulative effect of an accounting change and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$5,937	$4,115
Deduct: Total stock – based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)	(111)

Pro forma net income	$5,639	$4,004

Net income change per common share:
As reported
Basic net income	$0.24	$0.19
Diluted	0.24	0.19

Pro forma
Basic	$0.23	$0.19
Diluted	0.22	0.19

7. RELATED PARTY TRANSACTIONS

The Darden family and associated entities, including Mercury Exploration Company (“Mercury”), Quicksilver Energy L.P., The Discovery Fund, Thomas Darden, Glenn Darden, Anne Darden Self, Lucy Darden and eight Darden family trusts beneficially own approximately 38% of Quicksilver’s shares outstanding. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

Quicksilver and its subsidiaries paid $0.2 million during each of the three-month periods ended March 31, 2004 and 2003 for rent on buildings owned by a Mercury affiliate. Rental rates were determined based on comparable rates charged by third parties.

8. GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income.

	United States	Canada	Corporate	Consolidated
March 31, 2004
Revenues	$32,085	$7,692	$—	$39,777
Depletion, depreciation and accretion	7,332	1,655	118	9,105
Operating income	10,825	3,961	(2,774)	12,012
Fixed assets – net	509,079	123,561	1,566	634,206
Expenditures for assets	20,510	19,377	30	39,917

March 31, 2003
Revenues	$35,713	$1,803	$—	$37,516
Depletion, depreciation and accretion	7,355	298	148	7,801
Operating income	16,215	883	(2,182)	14,916
Fixed assets – net	450,712	43,168	1,811	495,691
Expenditures for assets	12,892	8,478	44	21,414

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report and other materials we file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, competition and our ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” or the negative, other variations thereof or other or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include:

•	changes in general economic conditions;

•	fluctuations in crude oil and natural gas prices;

•	failure or delays in achieving expected production from oil and gas development projects;

•	uncertainties inherent in estimates of oil and gas reserves and predicting oil and gas reservoir performance;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2003.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with the Commission that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements contained herein and our annual report for the year ended December 31, 2003, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such annual report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Total operating revenues	$39,777	$37,516
Total operating expenses	28,056	22,906
Operating income	12,012	14,916
Income before accounting change	5,937	6,412
Net income	5,937	4,115

We recorded net income of $5.9 million ($0.24 per diluted share) for the three months ended March 31, 2004, compared to net income of $4.1 million ($0.19 per diluted share) for the first quarter of 2003. Included in the 2003 period was a $2.3 million charge ($0.11 per diluted share), net of tax, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

Operating Revenues

Revenues for the first quarter of 2004 were $39.8 million; a $2.3 million increase from the $37.5 million reported for the three months ended March 31, 2003. Production revenue increased $2.0 million as a result of a 4% increase in sales volumes and slightly higher realized sales prices.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Natural gas, oil and NGL sales (in thousands)
United States	$31,438	$35,286
Canada	7,686	1,801

Total natural gas, oil and NGL sales	$39,124	$37,087

Product sale revenues (in thousands)
Natural gas sales	$33,033	$30,959
Crude oil sales	5,199	5,413
NGL sales	892	715

Total oil, gas and NGL sales	$39,124	$37,087

Average daily sales volume
Natural gas – Mcfd
United States	82,710	91,653
Canada	18,642	4,509

Total	101,352	96,162
Crude oil – Bbld
United States	2,045	2,389
Canada	—	2

Total	2,045	2,391
NGL – Bbld
United States	394	381
Canada	3	6

Total	397	387
Total sales – Mcfed
United States	97,336	108,270
Canada	18,664	4,560

Total	116,000	112,830

	Three Months Ended March 31,
	2004	2003
Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$3.37	$3.54
Canada	4.52	4.39
Consolidated	3.58	3.58

Crude oil - per Bbl
United States	$27.94	$25.16
Canada	—	24.76
Consolidated	27.94	25.16

NGL - per Bbl
United States	$24.65	$20.42
Canada	34.93	26.20
Consolidated	24.73	20.52

Natural gas sales of $33.0 million for the first quarter of 2004 were 7% higher than the $31.0 million for the 2003 first quarter. Revenue increased $2.0 million from the first quarter of 2003 as a result of a 7% increase in sales volumes for the 2004 quarter. Production from our coal bed methane (“CBM”) projects in Canada increased approximately 1,288,000 Mcf from the 2003 first quarter. New wells in Indiana added sales volumes of approximately 346,000 Mcf in the first quarter of 2004. Natural gas volumes in Michigan included 287,000 Mcf from Antrim wells drilled during 2003 and 2004. The U.S. production increases were more than offset by natural production declines.

Crude oil sales were $5.2 million for the three months ended March 31, 2004 compared to $5.4 million in the first quarter of 2003. Lower production reduced revenue $0.8 million from the prior year quarter. Natural production declines were only partially offset by production from new wells in the Michigan Beaver Creek Detroit River Zone 3 and Wyoming Derby Dome fields where production increased approximately 2,100 barrels from the first quarter of 2003. First quarter average crude oil sales price for 2004 increased to $27.94 per Bbl from $25.16 per Bbl in the first quarter of 2003 and increased revenue $0.6 million.

Other Revenue

Other revenue increased $0.2 million from the prior year period. The first quarter of 2003 included a $0.5 million reduction in other revenue that resulted from the completion of our repurchase of Section 29 tax credit properties. Marketing revenue for the first quarter of 2004 decreased $0.4 million as a result of the cessation of business of our marketing subsidiary, Cinnabar Energy Services & Trading, LLC, as of December 31, 2003.

Operating Expenses

First quarter operating expenses for 2004 were $28.1 million; an increase of $5.2 million over the $22.9 million of expenses incurred in the first quarter of 2003.

Oil and Gas Production Costs

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per unit amounts)
Production expenses
United States	$13,929	$12,010
Canada	2,076	623

	$16,005	$12,633

Production expenses – per Mcfe
United States	$1.57	$1.23
Canada	1.22	1.52
Consolidated	1.52	1.24

Oil and gas production costs were $16.0 million for the 2004 first quarter. The $3.4 million increase over the prior year quarter included a $1.5 million increase in Canadian production costs. Canadian production increased 1,288,000 Mcfe primarily as a result of CBM wells drilled during the last half of 2003 and the first quarter of 2004. On a Mcfe-basis, Canadian production expenses decreased $0.30 to $1.22 per Mcfe as a result of the improving economies of scale.

U.S. production expenses increased $1.9 million for the first quarter of 2004 compared to the prior year period. Initial operating expenses for new wells in Indiana increased production expenses approximately $0.9 million. During the first quarter, 12 new wells and 24 non-producing wells acquired in 2003 began production in addition to 47 wells that began production in the fourth quarter of 2003. Operating costs are expected to decrease as natural gas production increases after initial production that contains a high water concentration. Production overhead in Indiana increased approximately $0.3 million as a result of personnel added to operate and maintain these properties. Michigan operating expenses increased approximately $0.8 million as a result of the routine overhaul of several compressors. Similar overhaul expenses were not incurred in the first quarter of 2003, but are expected to continue into the second quarter of 2004. These items increased U.S. production expenses by $0.20 per Mcfe for the first quarter of 2004.

Depletion, Depreciation and Accretion

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per unit amounts)
Depletion	$7,696	$6,710
Depreciation of other fixed assets	1,184	896
Accretion	225	195

Total depletion, depreciation and accretion	$9,105	$7,801

Average depletion cost per Mcfe	$0.73	$0.66

First quarter 2004 depletion of $7.7 million was $1.0 million higher than depletion for the 2003 first quarter primarily as a result of an increase in the depletion rate as well as additional sales volumes. Our depletion rate increased over the prior year period as a result of the significant capital expenditures and proved reserves added for our Canadian operations.

General and Administrative Expense

General and administrative costs incurred during the three months ended March 31, 2004 were $2.6 million. The $0.6 million increase over first quarter of 2003 expense was primarily the result of a $0.5 million increase in personnel costs for the 2004 quarter. Increased payroll and benefit costs are primarily the result of additional management and administrative personnel hired during the fourth quarter of 2003 and the first quarter of 2004.

Interest Expense

Interest expense for the first quarter of 2004 was $3.4 million, a decrease of $1.5 million compared to the first quarter of 2003. Interest expense decreased as a result of lower effective interest rates. The decrease in effective interest rates is primarily the result of refinancing our subordinated notes payable at lower interest rates in June of 2003.

Income Tax Expense

Income tax expense decreased $0.9 million over the prior year period as a result of lower pretax income for the first quarter of 2004. Our income tax provision of $2.7 million was established using an effective U.S. federal tax rate of 35% and an effective Canadian tax rate of 26%. The effective Canadian tax rate reflects adjustments for permanent and timing differences between the accounting and tax basis of assets and liabilities with consideration of enacted tax rate reductions in future years.

CAPITAL RESOURCES AND LIQUIDITY

Net cash from operations of $15.2 million for the three months ended March 31, 2004 was $12.1 million higher than the same period in 2003. The improvement was primarily due to changes in working capital from operations. Our principal operating sources of cash include sales of natural gas and crude oil and revenues from gas marketing, transportation and processing. During the first quarter of 2004, we sold approximately 28% of our natural gas production under long-term contracts with an average floor price of $2.48 per Mcf and an additional 42% of our natural gas production was sold under fixed-price swap agreements. Additionally, price collars covered 10% and 49% of our natural gas and crude oil production, respectively. As a result of our hedging activities, we benefit from enhanced predictability of our natural gas and crude oil revenues. However, when natural gas and crude oil market prices exceed our financial hedge swap prices, we are required to make payment for the settlement of our hedge derivatives on the fifth day of the production month for natural gas hedges and the fifth day after the production month for crude oil hedges. We do not receive market price cash payment from our customers until 25 to 60 days after the month of production. Additionally, in the event of a significant production curtailment, we are required contractually to fulfill our commitments under our long-term sales contracts by purchasing natural gas volumes at market prices.

In the first quarter of 2004, we expended $39.9 million on additions of oil and gas properties and related equipment. Cash used for investing activities consisted of $37.2 million expended for exploration and development activities and $2.7 million expended for construction and acquisition of gathering and processing facilities and other fixed assets. Of the $37.2 million expended for exploration and development, $14.0 million was incurred in leasehold acquisitions. Those acquisitions included $7.5 million in Canada, $2.5 million in Indiana and Kentucky and $2.7 million in Texas.

Capital expenditures

Three Months Ended March 31, 2004
(in thousands)
Exploration and development
United States	$17,996
Canada	19,187

Total exploration and development	37,183
Gas processing/transportation and other	2,734

Total capital expenditures	$39,917

Net cash provided by financing activities for the three months ended March 31, 2004 was $25.4 million. During the first quarter of 2004, we increased borrowings under our senior credit facility by $25 million. As of March 31, 2004, we had $46.4 million available under our $250 million senior credit facility.

The senior credit facility matures on May 13, 2005 and the Second Mortgage Notes mature on December 31, 2006. The Company is engaged in discussions with potential lenders regarding a new senior credit facility to replace the Company’s existing senior credit facility.

As of March 31, 2004 and December 31, 2003, our total capitalization was as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Long-term and short-term debt:
Notes payable to banks	$203,000	$178,000
Second mortgage notes payable	70,000	70,000
Various loans	1,311	1,386
Fair value interest hedge	302	50

Total debt	274,613	249,436
Stockholders’ equity	246,442	241,816

Total capitalization	$521,055	$491,252

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

Commodity Price Risk

We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps. We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term contracts with floor prices of $2.49 per Mcf and $2.47 per Mcf, respectively, through March 2009. Approximately 6,800 Mcfd sold under these contracts are third party volumes controlled by us.

Equity natural gas volumes of approximately 53,000 Mcfd, 50,500 Mcfd and 37,200 Mcfd are hedged for the second, third and fourth quarters of 2004, respectively, using fixed price swap agreements. The weighted averaged price for those natural gas volumes is $3.72 per Mcf, $3.79 per Mcf and $3.24 per Mcf, respectively. Additionally, our crude oil production is hedged by price collars for 1,000 Bbld for the second quarter of 2004 and 500 Bbld for the remainder of the year.

The following table summarizes our open financial hedge positions as of March 31, 2004 related to natural gas and crude oil production.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf or Bbl	Fair Value
					(in thousands)
Gas	Fixed Price	Apr 2004	7,500 Mcfd	$2.40	$(667)
Gas	Fixed Price	Apr 2004-Oct 2004	10,000 Mcfd	5.32	(1,255)
Gas	Fixed Price	Apr 2004-Oct 2004	10,000 Mcfd	5.32	(1,255)
Gas	Fixed Price	Apr 2004-Dec 2004	503 Mcfd	2.49	(371)
Gas	Fixed Price	Apr 2004-Apr 2005	10,000 Mcfd	2.79	(12,648)
Gas	Fixed Price	Apr 2004-Apr 2005	10,000 Mcfd	2.79	(12,677)
Gas	Fixed Price	Apr 2004-Apr 2005	10,000 Mcfd	2.79	(12,677)
Oil	Collar	Apr 2004-Jun 2004	500 Bbld	21.00-34.60	(104)
Oil	Collar	Apr 2004-Dec 2004	500 Bbld	21.00-29.35	(794)

				Total	$(42,448)

Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2005. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 15,200 Mcfd sold under these contracts are third party volumes controlled by us.

We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments the associated financial price swaps have qualified as fair value hedges. At March 31, 2004, we recorded assets and liabilities of $261,000 and $226,000, respectively, for the fair value of firm sale commitments and the associated financial price swaps.

The following table summarizes our open financial derivative positions and hedged firm commitments as of March 31, 2004 related to natural gas marketing.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts
Gas	Sale	Apr 2004-May 2004	656 Mcfd	$5.51	(13)
Gas	Sale	Apr 2004-Jun 2004	328 Mcfd	$6.48	16
Gas	Sale	Apr 2004-Oct 2004	1,344 Mcfd	$5.30	(198)

					(195)
Financial derivatives
Gas	Floating Price	Apr 2004-May 2004	656 Mcfd		11
Gas	Floating Price	Apr 2004-Jun 2004	328 Mcfd		(15)
Gas	Floating Price	Apr 2004-Oct 2004	1,355 Mcfd		234

					230

				Total-net	$35

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from oil and gas production was $9.9 million and $14.7 million lower as a result of the hedging programs in the first quarter of 2004 and 2003, respectively. Marketing revenue was $0.3 million higher and $0.5 million higher as a result of hedging activities in the first quarter of 2004 and 2003, respectively.

The fair value of all natural gas and crude oil financial contracts and associated firm sale commitments as of March 31, 2004 was estimated based on published market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, was applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fixed price natural gas financial contract value does not necessarily represent the value a third party would pay to assume our contract positions.

Interest Rate Risk

As of March 31, 2004, the interest payments for $75.0 million notional variable-rate debt were hedged with an interest rate swap that converts a floating three-month LIBOR base to a 3.74% fixed-rate through March 31, 2005. Our liability associated with the swap was $1.8 million at March 31, 2004.

We closed our interest rate swap hedging $40.0 million of fixed-rate second lien notes in January 2004. We received a cash settlement of $0.3 million that will be recognized over the period remaining to original maturity date for the swap, December 31, 2006.

Interest expense was $0.3 million and $0.9 million higher, respectively, for the three months ended March 31, 2004 and 2003 as a result of our interest hedging activities.

ITEM 4. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit No.	Sequential Description
*4.3	First Amendment to Note Purchase Agreement, dated as of January 30, 2004, between the Company and the Purchasers identified therein.

*15.1	Awareness Letter of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

Current Report on Form 8-K dated December 31, 2003 and filed with the SEC on February 13, 2004, reporting under Item 5 the merger of Quicksilver Energy, L.C. into Quicksilver Resources, L.P.

Current Report on Form 8-K dated February 20, 2004 and furnished to the SEC on February 24, 2004, reporting under Item 12 a press release announcing 2003 proved reserve additions.

Current Report on Form 8-K dated March 3, 2004 and furnished to the SEC on March 4, 2004, reporting under Item 12 a press release announcing fourth quarter and full year operating results.

Current Report on Form 8-K dated and furnished to the SEC on May 5, 2004, reporting under Item 12 a press release announcing first quarter operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

Quicksilver Resources Inc.

By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Bill Lamkin
Bill Lamkin
Executive Vice President and Chief Financial Officer