Form 10-Q
period 2004-09-30
QUICKSILVER RESOURCES INC
filed 2004-11-09
CIK 1060990

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 29, 2004, the registrant had 49,966,078 outstanding shares of its common stock, $0.01 par value.

QUICKSILVER RESOURCES INC.

INDEX TO FORM 10-Q

For the Period Ending September 30, 2004

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of September 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

November 9, 2004

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	September 30, 2004 (a)	December 31, 2003 (a)
ASSETS
Current assets
Cash and cash equivalents	$17,992	$4,116
Accounts receivable	27,841	26,247
Current deferred income taxes	11,289	11,760
Inventories and other current assets	7,282	7,588

Total current assets	64,404	49,711

Investments in and advances to equity affiliates	8,449	9,173

Properties, plant and equipment – net (“full cost”)	725,639	604,576

Other assets	5,167	3,474

	$803,659	$666,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$319	$339
Accounts payable	23,956	17,954
Accrued derivative obligations	32,404	34,577
Accrued liabilities	27,551	27,644

Total current liabilities	84,230	80,514

Long-term debt	345,999	249,097

Derivative obligations	—	9,662

Asset retirement obligations	19,613	15,135

Deferred income taxes	79,785	70,710

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 and 80,000,000 shares authorized, and 52,531,789 and 52,045,726 shares issued, respectively	525	520
Paid in capital in excess of par value	198,744	194,246
Treasury stock of 2,568,611 and 2,578,904 shares, respectively	(10,258)	(10,299)
Accumulated other comprehensive loss	(11,337)	(17,683)
Retained earnings	96,358	75,032

Total stockholders’ equity	274,032	241,816

	$803,659	$666,934

a)	Share and per share amounts have been adjusted to reflect a two-for-one stock split during June 2004. Treasury shares were not affected by this split.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In thousands, except for per share data – Unaudited

	For the Three Months Ended September 30, (a)		For the Nine Months Ended September 30, (a)
	2004	2003	2004	2003
Revenues
Oil, gas and related product sales	$44,743	$32,941	$125,467	$102,485
Other revenue	801	572	1,834	1,639

Total revenues	45,544	33,513	127,301	104,124
Expenses
Oil and gas production costs	16,288	12,392	47,951	38,469
Other operating costs	184	220	846	1,002
Depletion, depreciation and accretion	9,982	7,912	28,801	23,094
General and administrative	3,281	1,802	9,290	6,008

Total expenses	29,735	22,326	86,888	68,573

Income from equity affiliates	300	456	880	1,109

Operating income	16,109	11,643	41,293	36,660

Other (income) expense-net	(44)	(81)	(137)	(115)
Interest expense	4,204	3,566	11,246	16,693

Income before income taxes and cumulative effect of Change in accounting principle	11,949	8,158	30,184	20,082
Income tax expense	4,060	2,929	8,858	7,332

Net income before cumulative effect of change in accounting principle	7,889	5,229	21,326	12,750
Cumulative effect of change in accounting principle, net of tax	—	—	—	2,297

Net income	7,889	5,229	21,326	10,453

Other comprehensive income – net of taxes
Reclassification adjustments – hedge settlements	6,392	5,777	20,540	22,279
Change in derivative fair value	(3,726)	6,174	(13,833)	(16,002)
Change in foreign currency translation adjustment	3,740	2	(361)	6,612

Comprehensive income	$14,295	$17,182	$27,672	$23,342

Basic net income per common share:
Net income before cumulative effect of accounting change	$0.16	$0.12	$0.43	$0.30
Cumulative effect of accounting change, net of tax	—	—	—	(0.06)

Net income	$0.16	$0.12	$0.43	$0.24

Diluted net income per common share:
Net income before cumulative effect of accounting change	$0.16	$0.11	$0.42	$0.29
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net income	$0.16	$0.11	$0.42	$0.24

Weighted average common shares outstanding
Basic	49,758	45,094	49,686	43,220
Diluted	50,859	45,931	50,691	44,127

a)	Share and per share amounts have been adjusted to reflect a two-for-one stock split during June 2004. Treasury shares were not affected by this split.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$21,326	$10,453
Charges and credits to net income not affecting cash
Cumulative effect of accounting change, net of tax	—	2,297
Depletion, depreciation and accretion	28,801	23,094
Deferred income taxes	8,528	7,143
Recognition of unearned revenues	—	507
Income from equity affiliates	(880)	(1,109)
Non-cash gain from hedging activities	(618)	(963)
Amortization of deferred loan costs	907	2,328
Other	(37)	54
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,822)	(943)
Inventory, prepaid expenses and other	(31)	(1,131)
Accounts payable	6,002	1,964
Accrued liabilities and other	—	(3,412)

Net cash from operating activities	62,176	40,282

Investing activities:
Development and exploration costs and other property additions	(148,983)	(104,686)
Purchase of Voyager Compression Services assets	—	(684)
Distributions and advances from equity affiliates – net	1,604	378
Proceeds from sale of assets	8,591	105

Net cash used for investing activities	(138,788)	(104,887)

Financing activities:
Notes payable, bank proceeds	329,406	99,000
Principal payments on long-term debt	(237,234)	(113,042)
Deferred financing costs	(2,958)	(1,420)
Issuance of common stock, net of issuance costs	1,920	79,895

Net cash from financing activities	91,134	64,433

Effect of exchange rates on cash	(646)	1,415

Net increase in cash and cash equivalents	13,876	1,243

Cash and cash equivalents at beginning of period	4,116	9,116

Cash and cash equivalents at end of period	$17,992	$10,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,286	$16,636

Income taxes paid	$77	$38

Distribution of equity to Mercury Exploration Company	$—	$(505)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by independent public accountants. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, its income and comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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

Net Income per Common Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares of the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2004 and 2003 there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Weighted average common shares-basic	49,758	45,094	49,686	43,220
Potentially dilutive securities Stock options	1,101	837	1,005	907

Weighted average common shares-diluted	50,859	45,931	50,691	44,127

No outstanding options were excluded from the diluted net income per share calculation for any of the 2004 periods presented. For the nine months ended September 30, 2003, options covering 40,420 shares of common stock were excluded from the diluted net income per share calculation because the exercise price exceeded the average market price of the Company’s common stock.

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

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Beginning asset retirement obligation	$15,189	$13,326
Revision in estimated retirement costs	2,477	—
Liabilities incurred	1,922	724
Accretion expense	736	602
Liabilities settled	(930)	(92)
Currency translation adjustment	273	128

Ending asset retirement obligation	$19,667	$14,688

During the nine months ended September 30, 2004 and 2003, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the statement of income for the period. Asset retirement obligations at September 30, 2004 are $19.7 million, of which $54,000 has been classified as current.

3. HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of September 30, 2004 and December 31, 2003 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented.

	September 30, 2004	December 31, 2003
	(in thousands)
Derivative assets:
Floating price natural gas financial swaps	$89	$463
Fixed price natural gas financial swaps	—	336
Natural gas financial collars	—	330
Fixed price sale commitments	—	43
Fixed to floating interest rate swap	—	50

	$89	$1,222

Derivative liabilities:
Fixed price natural gas financial swaps	$28,385	$41,363
Natural gas financial collars	2,155	—
Crude oil financial collars	1,217	448
Fixed price sale commitments	54	356
Floating price natural gas financial swaps	—	42
Floating to fixed interest rate swap	593	2,030

	$32,404	$44,239

The fair values of all natural gas and crude oil financial instruments and firm sale commitments as of September 30, 2004 and December 31, 2003 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of the Company’s hedge derivatives and commitments does not necessarily represent the value a third party would pay or receive to assume the Company’s contract positions nor does it necessarily reflect the final settlement to be realized by the Company. The fair value of the interest rate swap was based upon third-party estimates of the fair value of the swap.

At September 30, 2004, all derivative assets and liabilities have been classified as current based on the maturity of the derivative instruments. The Company estimates $20.7 million of after-tax losses to be reclassified from other comprehensive income over the next twelve months.

4. LONG-TERM DEBT

Long-term debt consists as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Notes payable to banks	$274,915	$178,000
Second mortgage notes payable	70,000	70,000
Other loans	1,152	1,386
Fair value interest hedge	251	50

	346,318	249,436
Less current maturities	(319)	(339)

	$345,999	$249,097

The Company refinanced its prior senior bank debt on July 28, 2004 upon entering into a new five-year $300 million senior revolving credit facility, which the Company has the option to increase to $600 million with the consent of the senior lenders. The lenders’ commitments under the facility are allocated between U.S. and Canadian funds, with the U.S. funds being available for borrowing by the Company and Canadian funds being available for borrowing by the Company’s Canadian subsidiary, MGV Energy Inc. The Company’s initial borrowing capacity under the facility is $300 million (of which amount approximately $238 million was drawn immediately to refinance all amounts outstanding under the Company’s prior credit facility). The Company’s interest rate options under the facility include rates based on LIBOR, U.S. prime, and Canadian prime. As borrowings increase, LIBOR margins increase in specified increments from 1.125% to a maximum of 1.75%. The facility is secured by Quicksilver’s oil and gas properties, and the lenders annually re-determine the global borrowing base under the facility in accordance with their customary practices for oil and gas loans based upon the estimated value of the Company’s year-end proved reserves. The loan agreements for the credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion and amortization, non-cash income and expense, and exploration costs) to interest expense ratio. As of September 30, 2004, the Company had $24.8 million available under the senior revolving credit facility and was in compliance with all such covenants. Additionally, the Second Mortgage Notes contain restrictive covenants, which, among other things, require maintenance of a minimum current ratio, a minimum collateral coverage ratio and a minimum earnings (before interest, taxes, depreciation, depletion, accretion and amortization, non-cash income and expense and exploration costs) to fixed charges ratio. As of September 30, 2004, the Company was in compliance with all such covenants.

On November 1, the Company completed a private placement of 1.875% convertible subordinated debentures with a face value of $150 million for gross proceeds of approximately $147.8 million. The debentures cannot be called by Quicksilver for seven years after issuance and will mature in 20 years. Holders of the debentures can require the Company to repurchase the notes on the seventh, tenth and fifteenth anniversaries of the issuance. Upon conversion, the Company has the option to deliver, in lieu of Quicksilver common stock, cash or a combination of cash and Quicksilver common stock. The debentures are convertible into Quicksilver common stock at a rate of 21.8139 shares for each $1,000 debenture, subject to adjustment. This results in an initial conversion price of approximately $45.84 per share and represents a premium of 42.5 percent over the closing sale price of $32.17 per share on October 26, 2004. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the Company’s stock price is $55.01 (120 percent of the conversion price per share). The Company anticipates using the $147.8 million of gross proceeds to repay approximately $129 million of the balance outstanding under the Senior Credit Facility and to pay fees and expenses related to the offering.

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

5. COMMITMENTS AND CONTINGENCIES

On October 6, 2004, Quicksilver entered into the Incentive Arrangements Agreement (the “Agreement”) with three executives of MGV and one employee of Quicksilver. The Agreement provides for the amendment and restatement of employment agreements with two MGV executives and terminates incentive agreements with the other two individuals. In addition, the Agreement provides for awards of cash bonuses based upon the achievement of specified proved reserve targets, as well as options granted under the Company’s 1999 Stock Option and Retention Stock Plan covering 1,183,422 shares of common stock at an exercise price of $31.27. The cash bonuses, in the aggregate, shall be determined as a base amount of $5.0 million for achieving proved reserves of 400 billion cubic feet equivalent (Bcfe) at December 31, 2005. Proved reserves in excess of 400 Bcfe and up to but not exceeding 1,000 Bcfe will increase the cash bonuses earned by $0.05 per Mcfe. Presently, the Company has not recognized an obligation for the cash bonuses; however, the Company will continue to monitor its potential liability in respect of these matters, and will record accruals in respect of such liabilities when payment thereof becomes probable and estimable.

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

On January 7, 2004, the Company granted stock options covering 575,930 shares of common stock to the Company’s officers and employees. These options were granted at an exercise price of $16.515. Stock options covering 15,384 shares of common stock were granted to the Company’s non-employee directors on May 18, 2004 at an exercise price of $23.75. Additionally, the Company granted options covering 1,183,422 shares of common stock at an exercise price of $31.27 in connection with the Agreement discussed in footnote 5.

The following table reflects pro forma income before the cumulative effect of an accounting change and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net income before cumulative effect of change in accounting principle	$7,889	$5,229	$21,326	$12,750
Deduct: Total stock – based compensation expense determined under fair value based method for all awards, net of related tax effect	(315)	(102)	(955)	(334)

Pro forma net income before cumulative effect of change in accounting principle	$7,574	$5,127	$20,371	$12,416

Net income before accounting change per common share as reported
Basic	$0.16	$0.12	$0.43	$0.30
Diluted	0.16	0.11	0.42	0.29
Pro forma net income before accounting change per common share
Basic	$0.15	$0.11	$0.41	$0.29
Diluted	0.15	0.11	0.40	0.28

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

Quicksilver and its subsidiaries paid $0.6 million during each of the nine-month periods ended September 30, 2004 and 2003 for rent on buildings owned by a Pennsylvania Avenue Limited Partnership, a limited partnership owned by members of the Darden family and Mercury. Rental rates were determined based on comparable rates charged by third parties.

8. GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues
United States	$35,206	$31,129	$100,297	$97,863
Canada	10,338	2,384	27,004	6,261

Total	$45,544	$33,513	$127,301	$104,124
Depletion, depreciation and accretion
United States	$7,658	$7,222	$22,776	$21,473
Canada	2,187	535	5,702	1,209
Corporate	137	155	323	412

Total	$9,982	$7,912	$28,801	$23,094
Operating income
United States	$14,065	$12,750	$36,728	$40,594
Canada	5,462	850	14,178	2,486
Corporate	(3,418)	(1,957)	(9,613)	(6,420)

Total	$16,109	$11,643	$41,293	$36,660
Expenditures for assets
United States	$35,237	$26,075	$78,978	$58,866
Canada	26,119	24,440	69,636	45,427
Corporate	294	169	369	393

Total	$61,650	$50,684	$148,983	$104,686
Fixed assets – net as of September 30, 2004 and 2003
United States	$543,867	$483,367	$543,867	$483,367
Canada	180,041	82,580	180,041	82,580
Corporate	1,731	1,805	1,731	1,805

Total	$725,639	$567,752	$725,639	$567,752

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report and other materials we file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, competition and our ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” or the negative, other variations thereof or other or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include:

•	changes in general economic conditions;

•	fluctuations in natural gas and crude oil prices;

•	failure or delays in achieving expected production from natural gas and crude oil development projects;

•	uncertainties inherent in estimates of natural gas and crude oil reserves and predicting natural gas and crude oil reservoir performance;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Total operating revenues	$45,544	$33,513
Total operating expenses	29,735	22,326
Operating income	16,109	11,643
Net income	7,889	5,229

We recorded net income of approximately $7.9 million ($0.16 per diluted share) for the three months ended September 30, 2004, compared to net income of approximately $5.2 million ($0.11 per diluted share) for the third quarter of 2003.

Operating Revenues

Revenues for the third quarter of 2004 were $45.5 million, a $12.0 million increase from the $33.5 million reported for the three months ended September 30, 2003. Production revenue increased $11.8 million as a result of a 19% increase in realized sales prices and a 15% increase in sales volumes.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
	2004	2003
Natural gas, oil and NGL sales (in thousands)
United States	$34,556	$30,568
Canada	10,187	2,373

Total natural gas, oil and NGL sales	$44,743	$32,941

Product sale revenues (in thousands)
Natural gas sales	$37,386	$27,836
Crude oil sales	6,514	4,483
NGL sales	843	622

Total natural gas, oil and NGL sales	$44,743	$32,941

Average daily sales volume
Natural gas – Mcfd
United States	85,018	85,845
Canada	23,795	6,693

Total	108,813	92,538
Crude oil – Bbld
United States	2,042	2,088
Canada	—	—

Total	2,042	2,088
NGL – Bbld
United States	303	368
Canada	—	4

Total	303	372
Total average daily sales volume – Mcfed
United States	99,085	100,580
Canada	23,798	6,724

Total	122,883	107,304

	Three Months Ended September 30,
	2004	2003
Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$3.48	$3.23
Canada	4.65	3.83
Consolidated	3.73	3.27
Crude oil - per Bbl
United States	$34.67	$23.33
Canada	—	—
Consolidated	34.67	23.33
NGL - per Bbl
United States	$30.29	$18.02
Canada	—	28.78
Consolidated	30.29	18.15

Natural gas sales of $37.4 million for the third quarter of 2004 were 34% higher than the $27.8 million for the comparable 2003 period. Revenue increased $4.0 million compared to the third quarter of 2003 as a result of a $0.46 increase in realized average natural gas prices. Additional sales volumes increased revenue $5.6 million compared to the third quarter of 2003. Additional natural gas volumes from U.S. operating areas included 210,000 Mcf and 65,000 Mcf from Michigan Antrim and PdC wells, respectively, and 360,000 Mcf from New Albany Shale wells drilled and in production in Indiana and Kentucky during the fourth quarter of 2003 and the first nine months of 2004. Production from our coal bed methane projects in Canada increased 1,560,000 Mcf from the third quarter of 2003 as a result of additional wells drilled in our coal bed methane (“CBM”) projects. Production increases were partially offset by natural production declines.

Crude oil sales were $6.5 million for the three months ended September 30, 2004 compared to $4.5 million in the third quarter of 2003. The third quarter realized average crude oil sales price for 2004 increased to $34.67 from $23.33 in the third quarter of 2003 and increased revenue $2.2 million. This increase was partially offset by a slight decrease in 2004 sales volumes that resulted from natural production declines.

Operating Expenses

Third quarter operating expenses for 2004 were $29.7 million; an increase of $7.4 million over the $22.3 million of expenses incurred in the third quarter of 2003.

Oil and Gas Production Costs

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per unit amounts)
Production expenses
United States	$13,599	$11,394
Canada	2,689	998

	$16,288	$12,392

Production expenses – per Mcfe
United States	$1.50	$1.23
Canada	1.23	1.61
Consolidated	1.44	1.25

Oil and gas production costs were $16.3 million. The $3.9 million increase was primarily the result of a $3.3 million increase in lease operating expenses that included approximately $1.4 million of additional Canadian operating and overhead costs incurred in conjunction with additional producing wells and increased production from CBM properties currently under development. Despite higher lease operating expenses, additional Canadian production volumes resulted in a decrease in production expense on a Mcfe-basis by $0.47 per Mcfe as a result of the improving economies of scale.

U.S. lease operating expenses for the third quarter of 2004 were $1.8 million higher than the comparable 2003 period. Initial operating expenses associated with new Indiana and Kentucky wells and production increased production expenses approximately $0.5 million. During the first nine months of 2004, 36 new wells and 24 non-producing wells acquired in 2003 began production in addition to 47 wells that began production in the fourth quarter of 2003. Production overhead in Indiana increased approximately $0.2 million as a result of personnel added to operate and maintain these properties. Initial production from non-operated Barnett Shale wells resulted in additional lease operating expense of $0.1 million. Periodic overhauls of Michigan compressors during the third quarter increased operating expense approximately $0.3 million as compared to the 2003 quarter. The remaining $0.7 million increase in lease operating expense was the result of modest price increases across a broad range of expense categories. The result of higher lease operating expenses in the U.S. raised production expense $0.21 per Mcfe for the third quarter of 2004.

Higher production volumes and sales prices increased production taxes $0.7 million. The increase boosted consolidated production expense $0.03 per Mcfe for the third quarter of 2004.

Depletion, Depreciation and Accretion

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per unit amounts)
Depletion	$8,353	$6,708
Depreciation of other fixed assets	1,341	997
Accretion	288	207

Total depletion, depreciation and accretion	$9,982	$7,912

Average depletion cost per Mcfe	$0.74	$0.68

Third quarter 2004 depletion of $8.4 million was $1.6 million higher than depletion for the third quarter of 2003. A $0.06 per Mcfe increase in our consolidated depletion rate resulted in additional depletion expense of approximately $0.6 million. The higher depletion rate is the result of additional capital expenditures and future development costs anticipated in the June 2004 proved reserve report as compared to the increase in proved reserves. Additional production volumes resulted in the remaining $1.0 million increase. Depreciation expense increased approximately $0.2 million due to depreciation taken on a new pipeline and compression facilities that began operations in the fall of 2003. These assets gather and deliver Indiana and Kentucky natural gas production to an interstate pipeline in Kentucky.

General and Administrative Expenses

General and administrative costs incurred during the three months ended September 30, 2004 were $3.3 million. The $1.5 million increase over third quarter of 2003 expense was primarily the result of a $0.8 million increase in personnel costs for the 2004 quarter. Increased payroll and benefit costs are primarily the result of additional management and administrative personnel hired during the fourth quarter of 2003 and the first quarter of 2004. Professional fees and contract labor costs increased approximately $0.6 million.

Interest Expense

Interest expense for the third quarter of 2004 was $4.2 million, an increase of $0.6 million compared to the third quarter of 2003. Interest expense increased as a result of additional amounts of total debt outstanding, partially offset by lower effective interest rates.

Income Tax Expense

Income tax expense for the third quarter of 2004 increased $1.1 million over the prior year period as a result of higher pretax income for the third quarter of 2004. Our income tax provision of $4.1 million was established using an effective U.S. federal tax rate of 35%. The effective Canadian tax rate of 32%, reflects adjustments for temporary differences between the accounting and tax basis of assets and liabilities with consideration of enacted tax rate reductions in future years.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Total operating revenues	$127,301	$104,124
Total operating expenses	86,888	68,573
Operating income	41,293	36,660
Net income before accounting change	21,326	12,750
Net income after accounting change	21,326	10,453

We recorded net income of approximately $21.3 million ($0.42 per diluted share) for the nine months ended September 30, 2004, compared to net income of approximately $10.5 million ($0.24 per diluted share) for the nine-month period of 2003. In the second quarter of 2004, we recorded a Canadian tax credit for scientific research and experimental development. Recognition of the tax credit increased net income $1.3 million. Included in the 2003 period was a $2.3 million charge ($0.05 per diluted share), net of tax, for the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. The 2003 period also included a $3.8 million pre-tax charge to interest expense as a result of our early redemption of $53 million in principal amounts of our subordinated notes payable.

Operating Revenues

Revenues for the nine months ended September 30, 2004 were $127.3 million, a $23.2 million increase from the $104.1 million reported for the nine months ended September 30, 2003. Additional sales volumes increased revenue $12.4 million while higher realized prices increased product sales revenue an additional $7.3 million. Volume increases were primarily the result of natural gas production from new wells in our Canadian CBM areas, Michigan Antrim and Indiana New Albany Shale projects.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	2004	2003
Natural gas, oil and NGL sales (in thousands)
United States	$98,622	$96,238
Canada	26,845	6,247

Total natural gas, oil and NGL sales	$125,467	$102,485

Product sale revenues (in thousands)
Natural gas sales	$105,231	$85,401
Crude oil sales	17,743	14,989
NGL sales	2,493	2,095

Total natural gas, oil and NGL sales	$125,467	$102,485

Average daily sales volume
Natural gas – Mcfd
United States	83,596	86,948
Canada	20,878	5,516

Total	104,474	92,464
Crude oil – Bbld
United States	2,040	2,268
Canada	—	1

Total	2,040	2,269
NGL – Bbld
United States	353	346
Canada	1	4

Total	354	350

	Nine Months Ended September 30,
	2004	2003
Total average daily sales volume – Mcfed
United States	97,948	102,631
Canada	20,890	5,549

Total	118,838	108,180
Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$3.42	$3.34
Canada	4.69	4.12
Consolidated	3.68	3.38
Crude oil - per Bbl
United States	$31.75	$24.20
Canada	—	25.57
Consolidated	31.75	24.20
NGL - per Bbl
United States	$25.71	$21.85
Canada	18.08	26.22
Consolidated	25.68	21.91

Natural gas sales of $105.2 million for the nine months ended September 30, 2004 were 23% higher than the $85.4 million of revenue for the comparable 2003 period. Revenue increased $7.4 million from the 2003 period as a result of a $0.30 per Mcf increase in realized average natural gas prices. Additional sales volumes increased revenue $12.4 million compared to the nine-month period for 2003. Additional natural gas volumes for the 2004 period included 720,000 Mcf and 85,000 Mcf from Antrim and PdC wells, respectively, placed in production in Michigan during the fourth quarter 2003 and 2004 as well as 1,050,000 Mcf from New Albany wells placed in production in Indiana and Kentucky. Production from Canada increased 4,300,000 Mcf during the first nine months of 2004 as a result wells drilled in our CBM projects. New production was partially offset by decreases due to natural production declines.

Crude oil sales were $17.7 million for the nine months ended September 30, 2004 compared to $15.0 million in the 2003 period. The average crude oil sales price for the first six months of 2004 increased to $31.75 from $24.20 and improved revenue $4.7 million from the nine-month 2003 period. Decreased production, due to natural production declines, reduced revenue $1.9 million from the prior year period.

Other Revenue

Other revenue for the first nine months of 2004 increased only $0.2 million from the comparable prior year period. The first quarter of 2003 included a $0.5 million reduction in other revenue that resulted from the completion of our repurchase of Section 29 tax credit properties. Gas marketing, processing and transportation revenue for the nine months of 2004 decreased $0.7 million primarily as a result of the cessation of business of our marketing subsidiary, Cinnabar Energy Services & Trading, LLC, as of December 31, 2003.

Operating Expenses

Operating expenses for the nine months ending September 30, 2004 were $86.9 million, an increase of $18.3 million over expenses of $68.6 million incurred for the nine-month period in 2003.

Oil and Gas Production Costs

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except per unit amounts)
Production expenses
United States	$40,827	$35,903
Canada	7,124	2,566

	$47,951	$38,469

Production expenses – per Mcfe
United States	$1.52	$1.28
Canada	1.25	1.69
Consolidated	1.47	1.30

Oil and gas production costs for the first nine months of 2004 were $48.0 million. The $9.5 million increase as compared to the nine-month period ended September 30, 2003 was primarily the result of increased lease operating expenses. Canadian lease operating expenses were $3.9 million higher as a result of new wells drilled on our CBM properties and the associated increase in production volumes. Despite increased lease operating expenses, the increase in Canadian production volumes resulted in a decrease in production expense of $0.49 per Mcfe as a result of the greater economies of scale. Canadian production taxes increased approximately $0.6 million as a result of production from CBM properties and increased production expense $0.05 per Mcfe from the 2003 period.

U.S. lease operating expenses for the first nine months of 2004 were $5.0 million higher than the 2003 period. Initial operating expenses associated with new Indiana and Kentucky wells and production increased production expenses approximately $2.3 million. The increase included approximately $0.9 million for salt water disposal and equipment rentals. These expenses were the result of inadequate salt water disposal capacity and delays in completing electricity connections at each well. During the first nine months of 2004, 36 new wells and 24 non-producing wells acquired in 2003 began production in addition to 47 wells that began production in the fourth quarter of 2003. Operating costs begin to decrease as initial production containing high concentrations of water is followed by natural gas production increases. Production overhead in Indiana increased approximately $0.7 million as a result of personnel added to operate and maintain these properties. Michigan operating expenses increased approximately $1.1 million as a result of the routine periodic overhaul of several compressors. Similar overhaul expenses were not incurred in the 2003 period. These items increased U.S. production expenses by $0.14 per Mcfe for the nine-month period ending September 30, 2004 compared to the first nine months of 2003. Remaining production expense increases were attributable to modest price increases across a broad range of expense categories.

Depletion, Depreciation and Accretion

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per unit amounts)
Depletion	$24,288	$19,719
Depreciation of other fixed assets	3,777	2,773
Accretion	736	602

Total depletion, depreciation and accretion	$28,801	$23,094

Average depletion cost per Mcfe	$0.74	$0.67

Depletion for the nine-month period of 2004 of $24.3 million was $4.6 million higher than 2003 period. Depletion expense was higher due to an increase in both the depletion rate and sales volumes. The $0.07 per Mcfe increase in our consolidated depletion rate was primarily the result of additional capital expenditures and future development costs anticipated in the June 2004 proved reserve report when compared to the increase in proved reserves. The $1.0 million increase in depreciation expense included approximately $0.7 million of depreciation taken on a new pipeline and compression facilities that began operations in the fall of 2003. These assets gather and deliver Indiana and Kentucky natural gas production to an interstate pipeline.

General and Administrative Expenses

General and administrative costs incurred during the nine months ended September 30, 2004 were $9.3 million; $3.3 million higher than the expense incurred for the nine-month period in 2003. The increase in general and administrative expenses was primarily due to a $2.0 million increase in personnel costs for the 2004 period. Increased payroll and benefit costs are primarily the result of additional management and administrative personnel hired during the fourth quarter of 2003 and the first half of 2004. Professional fees and contract labor costs increased approximately $1.0 million in connection with corporate governance and internal control work required for Sarbanes-Oxley compliance. Directors’ fees payable in cash of approximately $0.1 million were accrued in the second quarter of 2004.

Interest Expense

Interest expense for the nine-month period ending September 30, 2004 was $11.2 million, a decrease of $5.4 million compared to the 2003 nine-month period. During the second quarter of 2003, we redeemed the $53 million in principal amount of our subordinated notes payable through the issuance of $70 million in principal amount of second lien notes. As a result of the early redemption, we recognized additional interest expense of $3.8 million, which consisted of a prepayment premium of $3.2 million and remaining deferred financing costs of $1.5 million partially offset by an associated deferred hedging gain of $0.9 million. Ongoing interest expense decreased $1.6 million as a result of lower effective interest rates partially offset by additional interest expense associated with higher debt outstanding.

Income Tax Expense

Income tax expense increased $1.5 million over the comparable prior year period as a result of additional pretax income for the nine-month period ending September 30, 2004. Our income tax provision of $8.9 million was established using an effective U.S. federal tax rate of 35% and an effective Canadian tax rate of 21%. The effective Canadian tax rate includes a tax credit of $1.3 million. The tax credit was granted by Revenue Canada for certain capital expenditures made by MGV in 2001 that qualified for a scientific research and experimental development tax credit. Without the tax credit, the effective Canadian tax rate would have been 31%, which reflects adjustments for temporary differences between the accounting and tax basis of assets and liabilities with consideration of enacted tax rate reductions in future years.

CAPITAL RESOURCES AND LIQUIDITY

Net cash from operations of $62.2 million for the nine months ended September 30, 2004 was $21.9 million more than the same period in 2003. Additional sales volumes and higher prices increased operating income approximately $10.2 million. Cash interest expense for the 2004 nine-month period was $6.4 million lower when compared to the 2003 nine-month period that included an additional $3.2 million of interest expense as a result of the prepayment premium for the early redemption of $53 million in principal amount of our subordinated notes payable. The remaining increase in net cash from operations was the result of changes in working capital.

Our principal operating sources of cash include sales of natural gas and crude oil and revenues from gas marketing, transportation and processing. During the nine-month period ending September 30, 2004, we sold approximately 28% of our natural gas production under long-term contracts with an average floor price of $2.48 and an additional 45% of our natural gas production was sold under fixed-price swap agreements. Additionally, price collars covered 2% and 41% of our natural gas and crude oil production, respectively. As a result of our hedging activities, we benefit from significant predictability of our natural gas and crude oil revenues. However, when natural gas and crude oil market prices exceed our financial hedge swap prices, we are required to make payment for the settlement of our hedge derivatives on the fifth day of the production month for natural gas hedges and the fifth day after the production month for crude oil hedges. We do not receive market price cash payment from our customers until 25 to 60 days after the month of production. Additionally, in the event of a significant production curtailment, we are required contractually to fulfill our commitments under our long-term sales contracts by purchasing natural gas volumes at market prices.

Net cash used in investing activities for the nine months ended September 30, 2004 was $138.8 million. Capital expenditures of $149.0 million were partially offset by $8.6 million received from the sale of producing properties in addition to distributions from our investments in partnerships. The properties sold were located in the Rocky Mountains and Michigan. Capital expenditures were comprised of $143.0 million expended for exploration and development activities and $6.0 million for construction and acquisition of gathering and processing facilities and other fixed assets. U.S. capital expenditures included $27.6 million in Texas, $26.2 in Michigan and $14.7 million in Indiana and Kentucky.

Capital expenditures

Nine Months Ended September 30, 2004
(in thousands)
Exploration and development
United States	$73,884
Canada	69,050

Total exploration and development	142,934
Gas processing/transportation and other	6,049

Total capital expenditures	$148,983

Net cash provided by financing activities over the nine-month period ended September 30, 2004 was $91.1 million. We have drawn an additional $92.4 million under our credit facility over the nine-month period of 2004. Expenditures for capital additions, net of property sales proceeds, exceeded operating cash flow by approximately $76.6 million for the nine-month period ending September 30, 2004.

We refinanced our prior senior bank debt on July 28, 2004 upon entering into a new five-year $300 million senior revolving credit facility, which we have the option to increase to $600 million with the consent of the senior lenders. The lenders’ commitments under the facility are allocated between U.S. and Canadian funds, with the U.S. funds being available to us for borrowing by the Company and Canadian funds being available for borrowing by the our Canadian subsidiary, MGV Energy Inc. Our initial borrowing capacity under the facility is $300 million (of which amount approximately $238 million was drawn immediately to refinance all amounts outstanding under our prior credit facility). Our interest rate options under the facility include rates based on LIBOR, U.S. prime, and Canadian prime. As borrowings increase, LIBOR margins increase in specified increments from 1.125% to a maximum of 1.75%. The facility is secured by our oil and gas properties, and the lenders annually re-determine the global borrowing base under the facility in accordance with their customary practices for oil and gas loans based upon the estimated value of our year-end proved reserves. Because borrowings under the facility are secured by our oil and gas properties and the lenders annually re-determine our global borrowing base, decreases in the amount of our oil and gas reserves and/or the value of our oil and gas reserves could have the effect of limiting our borrowing base under the facility or require the repayment of outstanding borrowings. The loan agreements for the credit facility prohibit the declaration or payment of dividends by the Company and contain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion and amortization, non-cash income and expense, and exploration costs) to interest expense ratio. As of September 30, 2004, we were in compliance with all such covenants.

On November 1, 2004, we completed a private placement of 1.875% convertible subordinated debentures with a face value of $150 million for gross proceeds of approximately $147.8 million. The debentures are not callable by us for seven years after issuance and will mature in 20 years. Holders of the debentures can require us to repurchase the notes on the seventh, tenth and fifteenth anniversaries of the issuance. Upon conversion, we have the option to deliver, in lieu of Quicksilver common stock, cash or a combination of cash and Quicksilver common stock. The debentures are convertible into Quicksilver common stock at a rate of 21.8139 shares for each $1,000 debenture subject to adjustment. This results in an initial conversion price of approximately $45.84 per share and represents a premium of 42.5 percent over the closing sale price of $32.17 per share on October 26, 2004. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until our stock price is $55.01 (120 percent of the conversion price per share). We anticipate using the $147.8 million of gross proceeds to repay approximately $129 million of the balance outstanding under the Senior Credit Facility and to pay fees and expenses related to the offering. Common shares of 3,272,085 would dilute total shares outstanding of 49,963,178 at September 30, 2004 by approximately 6.5%.

As of September 30, 2004 and December 31, 2003, our total capitalization was as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Long-term and short-term debt:
Notes payable to banks	$274,915	$178,000
Subordinated notes payable	70,000	70,000
Various loans	1,152	1,386
Fair value interest hedge	251	50

Total debt	346,318	249,436
Stockholders’ equity	274,032	241,816

Total capitalization	$620,350	$491,252

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

Commodity Price Risk

We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas under long-term contracts with floor prices of $2.49 per Mcf and $2.47 per Mcf, respectively, through March 2009. Approximately 5,500 Mcfd sold under these contracts in 2004 were third party volumes controlled by us. We also enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas and crude oil production. These contracts have included price ceilings and floors, no-cost collars and fixed price swaps.

Equity natural gas volumes of approximately 37,200 Mcfd are hedged for the fourth quarter of 2004 using fixed price swap agreements. The weighted average price for those natural gas volumes is $3.24 per Mcf. We have hedged 20,000 Mcfd of our Canadian natural gas production for November and December with NYMEX price collars at a price floor of $5.50 per Mcf and an average price ceiling of $9.69 per Mcf. Additionally, our fourth quarter 2004 crude oil production is hedged by a NYMEX price collar for 500 Bbld for the remainder of the year with a price floor of $21.00 per Bbl and a price ceiling of $29.35 per Bbl as well as a price swap at $49.00 per Bbl covering 500 Bbld.

Our natural gas fixed price swap agreements covering 30,000 Mcfd are in place through April 2005 at an average price of $2.79 per Mcf. Upon expiration of the fixed price swaps, 15,000 Mcfd of our U.S. natural gas production from May through October 2005 is hedged using a NYMEX price collar with a price floor of $5.50 per Mcf and a price ceiling of $7.15 per Mcf. We have hedged 20,000 Mcfd of our Canadian natural gas production for the first quarter of 2005 using NYMEX price collars with a price floor of $5.50 per Mcf and an average price ceiling of $9.69 per Mcf. We have also hedged 15,000 Mcfd our Canadian natural gas production for the months of April through October 2005 with NYMEX price collars at a price floor of $5.50 per Mcf and a price ceiling of $6.75 per Mcf. A portion of our 2005 U.S. crude oil production is hedged with NYMEX price collars. Collars covering 1,000 Bbld of January through June production have a price floor of $40.00 per Bbl and an average price ceiling of $49.38 per Bbl. July through December production is partially hedged with a collar covering 250 Bbld with a price floor of $38.00 per Bbl and a price ceiling of $47.75 per Bbl.

The following table summarizes our open financial hedge positions as of September 30, 2004 related to natural gas and crude oil production.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf or Bbl	Fair Value
					(in thousands)
Gas	Fixed Price	Oct 2004	10,000 Mcfd	5.32	$(125)
Gas	Fixed Price	Oct 2004	10,000 Mcfd	5.32	(125)
Gas	Fixed Price	Oct 2004-Dec 2004	503 Mcfd	2.43	(158)
Gas	Fixed Price	Oct 2004-Apr 2005	10,000 Mcfd	2.79	(9,315)
Gas	Fixed Price	Oct 2004-Apr 2005	10,000 Mcfd	2.79	(9,331)
Gas	Fixed Price	Oct 2004-Apr 2005	10,000 Mcfd	2.79	(9,331)
Gas	Collar	Nov 2004-Mar 2005	5,000 Mcfd	5.50-9.50	(220)
Gas	Collar	Nov 2004-Mar 2005	5,000 Mcfd	5.50-9.75	(195)
Gas	Collar	Nov 2004-Mar 2005	5,000 Mcfd	5.50-9.60	(223)
Gas	Collar	Nov 2004-Mar 2005	5,000 Mcfd	5.50-9.90	(168)
Gas	Collar	Apr 2005-Oct 2005	5,000 Mcfd	5.50-6.75	(299)
Gas	Collar	Apr 2005-Oct 2005	10,000 Mcfd	5.50-6.75	(685)
Gas	Collar	Apr 2005-Oct 2005	15,000 Mcfd	5.50-7.15	(365)
Oil	Fixed Price	Oct 2004-Dec 2004	500 Bbld	49.00	20
Oil	Collar	Oct 2004-Dec 2004	500 Bbld	21.00-29.35	(919)
Oil	Collar	Jan 2005-Jun 2005	500 Bbld	40.00-52.00	(57)
Oil	Collar	Jan 2005-Jun 2005	500 Bbld	40.00-46.75	(228)
Oil	Collar	Jul 2005-Dec 2005	250 Bbld	38.00-47.75	(33)

				Total	$(31,757)

Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2005. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 15,200 Mcfd sold under these contracts are third party volumes controlled by us.

We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts currently consist of fixed price sales to third parties. As a result of the firm sale commitment, the associated financial price swap has qualified as a fair value hedge. At September 30, 2004, we recorded assets and liabilities of $89,000 and $54,000, respectively, for the fair value of the firm sale commitment and the associated financial price swap.

The following table summarizes our open financial derivative position and hedged firm commitment as of September 30, 2004 related to natural gas marketing.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts Gas	Sale	Oct 2004-Nov 2004	1,847 Mcfd	$5.70	$(54)
Financial derivatives Gas	Floating Price	Oct 2004-Nov 2004	1,967 Mcfd		89

				Total-net	$35

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from oil and gas production was $30.8 million and $32.8 million lower as a result of our hedging programs for the nine-month periods ended September 30, 2004 and 2003, respectively. Marketing revenue was $0.4 million and $0.5 million higher as a result of hedging activities in the first nine months of 2004 and 2003, respectively.

The fair value of all natural gas financial contracts and associated firm sale commitments as of September 30, 2004 was estimated based on published market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, was applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fixed price natural gas financial contract value does not necessarily represent the value a third party would pay or receive to assume our contract positions.

Interest Rate Risk

As of September 30, 2004, the interest payments for $75.0 million notional variable-rate debt were hedged with an interest rate swap that converts a floating three-month LIBOR base to a 3.74% fixed-rate through March 31, 2005. Our liability associated with the swap was $0.6 million at September 30, 2004.

Interest expense for the first nine months of both 2004 and 2003 was $0.5 million higher as a result of interest rate swaps.

ITEM 4. Controls and Procedures

Management, including our president and chief executive officer and executive vice president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon, and as of the date of, that evaluation, the president and chief executive officer and executive vice president and chief financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has not been any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits:

Exhibit No.	Sequential Description
3.1	Second Restated Certificate of Incorporation of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8 K filed August 30, 2004 and included herein by reference).

10.1	Quicksilver Resources Inc. Change in Control Retention Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8 K filed August 30, 2004 and included herein by reference).

10.2	Quicksilver Resources Inc. Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 8 K filed August 30, 2004 and included herein by reference).

10.3	Quicksilver Resources Inc. Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8 K filed August 30, 2004 and included herein by reference).

10.4	Third Amendment to Note Purchase Agreement, dated as of September 14, 2004, among Quicksilver Resources Inc., certain of its subsidiaries listed therein, BNP Paribas, collateral agent, and the purchasers identified therein (filed as Exhibit 10.1 to the Company’s Form 8 K filed September 20, 2004 and included herein by reference).

10.5	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.1 to the Company’s Form 8 K filed on September 30, 2004 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

Quicksilver Resources Inc.

By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Bill Lamkin
Bill Lamkin
Executive Vice President and Chief Financial Officer