Form 10-Q
period 2005-03-31
QUICKSILVER RESOURCES INC
filed 2005-05-10
CIK 1060990

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 29, 2005, the registrant had 50,537,907 outstanding shares of its common stock, $0.01 par value.

QUICKSILVER RESOURCES INC.

INDEX TO FORM 10-Q

For the Period Ending March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. (the Company) as of March 31, 2005, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity and of cash flows for the year then ended (not presented herein); and in our report dated March 16, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

May 10, 2005

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$7,359	$15,947
Accounts receivable	41,481	38,037
Current deferred income taxes	5,253	3,523
Inventories and other current assets	7,785	8,689

Total current assets	61,878	66,196

Investments in and advances to equity affiliates	8,290	8,254

Properties, plant and equipment – net (“full cost”)	844,527	802,610

Other assets	9,323	11,274

	$924,018	$888,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$356	$356
Accounts payable	25,901	28,407
Accrued derivative obligations	14,491	12,784
Accrued liabilities	40,498	41,904

Total current liabilities	81,246	83,451

Long-term debt	425,052	399,134

Derivative obligations	737	—

Asset retirement obligations	18,391	17,967

Deferred income taxes	82,229	83,506

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 53,091,604 and 52,690,971 shares issued, respectively	531	527
Paid in capital in excess of par value	208,675	200,941
Deferred compensation	(1,666)	—
Treasury stock of 2,568,611 shares	(10,258)	(10,258)
Accumulated other comprehensive income	2,023	6,762
Retained earnings	117,058	106,304

Total stockholders’ equity	316,363	304,276

	$924,018	$888,334

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In thousands, except for per share data – Unaudited

	For the Three Months Ended March 31,
	2005	2004(1)
Revenues
Oil, gas and related product sales	$54,840	$39,124
Other revenue	409	653

Total revenues	55,249	39,777
Expenses
Oil and gas production costs	19,654	16,005
Other operating costs	391	290
Depletion, depreciation and accretion	12,372	9,105
General and administrative	3,113	2,656

Total expenses	35,530	28,056

Income from equity affiliates	224	291

Operating income	19,943	12,012

Other income – net	(86)	(70)
Interest expense	4,657	3,412

Income before income taxes	15,372	8,670
Income tax expense	4,618	2,733

Net income	$10,754	$5,937

Other comprehensive income – net of taxes
Reclassification adjustments – hedge settlements	6,233	6,612
Change in derivative fair value	(10,292)	(7,480)
Change in foreign currency translation adjustment	(680)	(1,037)

Comprehensive income	$6,015	$4,032

Basic net income per common share	$0.21	$0.12
Diluted net income per common share	$0.20	$0.12

Basic weighted average shares outstanding	50,346	49,601
Diluted weighted average shares outstanding	54,694	50,508

(1)	Share and per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend in June 2004. The split did not affect treasury shares.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$10,754	$5,937
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	12,372	9,105
Deferred income taxes	4,482	2,686
Income from equity affiliates	(224)	(291)
Non-cash gain from hedging activities	(212)	(155)
Non-cash compensation	80	—
Amortization of deferred loan costs	344	308
Other	(13)	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(3,444)	7,658
Inventory, prepaid expenses and other	(1,434)	716
Accounts payable	(2,506)	757
Accrued liabilities and other	(1,419)	(11,588)

Net cash from operating activities	18,780	15,133

Investing activities:
Purchase of properties and equipment	(57,108)	(39,917)
Distributions and advances from equity affiliates – net	188	205
Proceeds from sales of properties	1,107	—

Net cash used for investing activities	(55,813)	(39,712)

Financing activities:
Issuance of debt	27,761	25,000
Repayments of debt	(78)	(75)
Deferred financing costs	(18)	—
Proceeds from exercise of stock options	1,132	471

Net cash from financing activities	28,797	25,396

Effect of exchange rates on cash	(352)	42

Net increase (decrease) in cash and cash equivalents	(8,588)	859

Cash and cash equivalents at beginning of period	15,947	4,116

Cash and cash equivalents at end of period	$7,359	$4,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,234	$3,240

Income taxes paid	$815	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by independent public accountants. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and its income, comprehensive income and cash flows for the three month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Stock Split

On June 1, 2004, Quicksilver announced that its Board of Directors declared a two-for-one stock split of Quicksilver’s outstanding common stock effected in the form of a stock dividend. The stock dividend was payable on June 30, 2004, to holders of record at the close of business on June 15, 2004. The split did not affect treasury shares.

The share and earnings per share data included in these notes and the accompanying condensed consolidated financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

Net Income per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three-month periods ended March 31, 2005 and 2004. Outstanding options to purchase 1,637 shares were excluded from the diluted net income per share calculation for the period ended March 31, 2005 as those options were out of the money and, therefore, considered to be antidilutive.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$10,754	$5,937
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	—

Income available to stockholders assuming conversion of contingently convertible debentures	$11,229	$5,937

Weighted average common shares-basic	50,346	49,601

Effect of dilutive securities:
Stock options outstanding	1,076	907
Contingently convertible debentures	3,272	—

Weighted average common shares-diluted	54,694	50,508

Basic income per common share	$0.21	$0.12

Diluted income per common share	$0.20	$0.12

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

SFAS No. 123(R) was to apply to all awards granted, modified or settled in our first reporting period under U.S. GAAP after June 15, 2005; however the SEC deferred required application of SFAS No. 123(R) until the first fiscal interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The standard requires use of either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previous grant awards that are outstanding on that date. The modified retrospective method is used to recognize compensation cost for prior periods whereby previously issued financial statements must be restated to recognize the amounts we previously calculated and reported on a pro forma basis. Under both methods, the standard permits the use of either a straight-line or an accelerated method to amortize the cost as an expense for awards that vest over time. The standard permits and encourages early adoption.

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

The FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, in March 2005. FIN 47 clarifies that the term ‘conditional asset retirement obligation’ as used is SFAS No. 143, Accounting for Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. SFAS No. 143 notes that in some cases, sufficient information may not be available to reasonably estimate the fair value of the asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Management is analyzing FIN 47 and believes there will not be any significant impact on the financial position, results of operations or cash flows of the Company.

In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement requires companies that use the full cost method of accounting for oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It also requires full cost companies to exclude any cash outflows associated with settling asset retirement obligations from their full cost ceiling test calculation. In addition, it requires specific disclosures regarding the impact of asset retirement obligations on oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. The Company adopted the provisions of this pronouncement in the first quarter of 2005. There has been no effect on the Company’s consolidated financial statements.

2. ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of the liability for asset retirement obligations in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

During the three-month periods ended March 31, 2005 and 2004, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the statement of income for the period. There have not been any revisions to either the timing or the amount of the original estimate of undiscounted cash flows during 2005. At March 31, 2005 and December 31, 2004, retirement obligations classified as current were $0.5 million.

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning asset retirement obligation	$18,471	$15,189
Additional liability incurred	202	193
Accretion expense	271	225
Asset retirement costs incurred	(13)	(57)
Gain on settlement of liability	7	—
Currency translation adjustment	(43)	(14)

Ending asset retirement obligation	$18,895	$15,536

3. HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of March 31, 2005 and December 31, 2004 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented.

	March 31, 2005	December 31, 2004
	(in thousands)
Derivative assets:
Fixed price sale commitments	$—	$314
Natural gas financial collars	—	3,563
Crude oil financial collars	—	106

	$—	$3,983

Derivative liabilities:
Fixed price natural gas financial swaps	$5,391	$12,066
Floating price natural gas financial swaps	—	322
Natural gas financial collars	8,442	158
Crude oil financial collars	1,395	5
Floating to fixed interest rate swap	—	233

	$15,228	$12,784

The fair values of all natural gas and crude oil financial instruments and firm sale and purchase commitments as of March 31, 2005 and December 31, 2004 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the fair value of the Company’s hedge derivatives and commitments does not necessarily represent the value a third party would pay to assume the Company’s contract positions.

At March 31, 2005, derivative liabilities of $14.5 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $9.2 million of after-tax losses will be reclassified from other comprehensive income over the next twelve months.

4. LONG-TERM DEBT

Long-term debt consists of:

	March 31, 2005	December 31, 2004
	(in thousands)
Senior secured credit facility	$206,417	$180,422
Contingently convertible debentures, net of unamortized discount	147,797	147,769
Second mortgage notes payable	70,000	70,000
Other loans	996	1,073
Deferred gain – fair value interest hedge	198	226

	425,408	399,490
Less current maturities	(356)	(356)

	$425,052	$399,134

As of March 31, 2005, the Company’s borrowing base under its senior secured credit facility was $300 million, of which approximately $92.6 million was available for borrowing. Effective May 10, 2005, the senior credit facility lenders approved a $100 million increase in the borrowing base. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. Additionally, the Second Mortgage Notes contain restrictive covenants, which, among other things, require maintenance of a minimum current ratio of at least 1.0, a ratio of net present value of proved reserves to total debt of at least 1.8 to 1.0, and a ratio of earnings before interest, taxes, depreciation, depletion and amortization, non-cash income and expense to interest expense (consolidated net interest expense and current maturities of debt) of at least 1.25 (calculated in accordance with provisions of the Second Mortgage Notes). The Company currently is in compliance with all such restrictions.

On September 11, 2003, the Company entered into a fair value interest swap covering $40 million of the fixed rate Second Mortgage Notes. The swap converted the debt’s 7.5% fixed-rate to a floating six-month LIBOR base rate plus 4.07% through the termination of the notes. In January 2004, the swap position was cancelled, and the Company received $0.3 million. The gain on the swap settlement will be recognized over the period remaining to the original maturity date of the swap, December 31, 2006.

5. COMMITMENTS AND CONTINGENCIES

On October 6, 2004, Quicksilver entered into an Incentive Arrangements Agreement (the “Agreement”) with three executives of MGV and one employee of Quicksilver. The Agreement provides for the amendment and restatement of employment agreements with two MGV executives and terminates incentive agreements with the other two individuals. The Agreement provides for awards of cash bonuses based upon the achievement of specified proved reserve targets, as well as options granted under the Company’s Amended and Restated 1999 Stock Option and Retention Stock Plan covering 1,183,422 shares of common stock at an exercise price of $31.27. In addition, the agreement provides for payment of $4.0 million no later than January 1, 2006 as compensation for a two-year non-compete period to commence at the date an individual executive or employee should end their employment with MGV or QRI. The cash bonuses, in the aggregate, will be determined as a base amount of $5.0 million for achieving proved reserves of 400 billion cubic feet equivalent (Bcfe) at December 31, 2005. Proved reserves in excess of 400 Bcfe, but not exceeding 1,000 Bcfe, will increase the cash bonuses earned by $0.05 per Mcfe. Presently, the Company has not recognized an obligation for the cash bonuses; however, the Company will continue to monitor its potential liability in respect of these matters, and will record accruals in respect of such liabilities when payment thereof becomes probable and estimable.

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

6. STOCK BASED COMPENSATION

Quicksilver has two stock-based compensation plans, the 1999 Stock Option and Stock Retention Plan and the 2004 Non-Employee Director Stock Option Plan. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Stock Options

On January 3, 2005, the non-employee directors of the Company received options to purchase a total of 9,096 shares of stock at a strike price of $35.13. Additional options to purchase shares at a stock price of $49.64 were granted to a newly appointed non-employee a director of the Company on March 8, 2005. No compensation expense was recognized at the dates of grant, as the exercise price was equal to the market value of the common stock at the dates of grant.

The following table reflects pro forma income before the cumulative effect of an accounting change and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$10,754	$5,937
Deduct: Total stock – based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,931)	(298)

Pro forma net income	$8,823	$5,639

Net income change per common share:
As reported
Basic net income	$0.21	$0.12
Diluted	0.20	0.12

Pro forma
Basic	$0.18	$0.11
Diluted	0.16	0.11

Restricted Stock Grants

Executive officers received a grant of 33,647 restricted shares, valued at $44.51 per share, on February 9, 2005. The Company also granted 4,992 restricted shares, valued at $49.78 per share, to executive officers of its Canadian subsidiary, MGV Energy Inc. on February 28, 2005. The restricted stock grants provide for vesting at a rate of one-third per year over the proceeding three years. Compensation expense will be recognized from the date of grant.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2005, members of the Darden family, Mercury Exploration Company and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially own approximately 37% of Quicksilver’s shares outstanding. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

Quicksilver and its associated entities paid $0.2 million for rent during each of the three-month periods ended March 31, 2005 and 2004 for office space in buildings which are owned by Pennsylvania Avenue Limited Partnership, a partnership owned by members of the Darden family and Mercury. Rental rates were determined based on comparable rates charged by third parties.

8. GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income.

	United States	Canada	Corporate	Consolidated
	(in thousands)
March 31, 2005
Revenues	$35,275	$19,974	$—	$55,249
Depletion, depreciation and accretion	7,918	4,305	149	12,372
Operating income	10,833	12,372	(3,262)	19,943
Expenditures for assets	30,621	26,480	7	57,108

March 31, 2004
Revenues	$32,085	$7,692	$—	$39,777
Depletion, depreciation and accretion	7,332	1,655	118	9,105
Operating income	10,825	3,961	(2,774)	12,012
Expenditures for assets	20,510	19,377	30	39,917

Fixed Assets - net
March 31, 2005	$603,352	$239,585	$1,590	$844,527

December 31, 2004	$581,575	$219,369	$1,666	$802,610

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, competition and our ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements reflect our views, assumptions and current expectations with respect to future events, outcomes, results or performance. Words such as “may,” “will,” “could,” “should” “assume,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “budget,” “strategy,” “predict,” “potential,” “continue,” or “future,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions upon which they are based and by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual events, outcomes, results or performance may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause actual events, outcomes, results or performance to differ materially from the results contemplated by such forward-looking statements, or which could otherwise materially affect our financial condition, results of operations or cash flows, include:

•	changes in general economic conditions;

•	fluctuations in natural gas and crude oil prices;

•	failure or delays in achieving expected production from natural gas and crude oil exploration and development projects;

•	uncertainties inherent in estimates of natural gas and crude oil reserves and predicting natural gas and crude oil reservoir performance;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2004.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

RESULTS OF OPERATIONS

Summary Financial Data

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Total operating revenues	$55,249	$39,777
Total operating expenses	35,530	28,056
Operating income	19,943	12,012
Net income	10,754	5,937

We recorded net income of $10.8 million ($0.20 per diluted share) for the three months ended March 31, 2005, compared to net income of $5.9 million ($0.12 per diluted share) for the first quarter of 2004.

Operating Revenues

Revenues for the first quarter of 2005 were $55.2 million; a $15.4 million increase from the $39.8 million reported for the three months ended March 31, 2004. Production revenue increased $15.7 million as a result of a 14% increase in sales volumes and a 23% increase in realized sales prices.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average prices for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Natural gas, oil and NGL sales (in thousands)
United States	$35,158	$31,438
Canada	19,682	7,686

Total	$54,840	$39,124

Product sale revenues (in thousands)
Natural gas sales	$47,868	$33,033
Crude oil sales	5,916	5,199
NGL sales	1,056	892

Total	$54,840	$39,124

Average daily sales volume
Natural gas – Mcfd
United States	83,941	82,710
Canada	39,368	18,642

Total	123,309	101,352
Crude oil – Bbld
United States	1,426	2,045
Canada	1	—

Total	1,427	2,045
NGL – Bbld
United States	354	394
Canada	2	3

Total	356	397
Total sales – Mcfed
United States	94,622	97,336
Canada	39,388	18,664

Total	134,010	116,000

	Three Months Ended March 31,
	2005	2004
Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$3.73	$3.37
Canada	5.55	4.52
Consolidated	4.31	3.58

Crude oil - per Bbl
United States	$46.06	$27.94
Canada	39.11	—
Consolidated	46.05	27.94

NGL - per Bbl
United States	$32.92	$24.65
Canada	34.60	34.93
Consolidated	32.93	24.73

Natural gas sales of $47.9 million for the first quarter of 2005 were 45% higher than the $33.0 million for the 2004 first quarter. First quarter 2005 gas revenue increased $6.7 million as a result of a $0.73 per Mcf increase in the average sales price and $8.1 million from a 20% increase in sales volumes as compared to the first quarter of 2004. Production from our coal bed methane (“CBM”) projects and conventional properties in Canada increased for the first quarter of 2005 by approximately 2,145,000 Mcf and 150,000 Mcf, respectively, from the 2004 first quarter as a result of new wells drilled since March 31, 2004. Natural production declines partially offset the Canadian production increases. New wells in the Texas Barnett Shale and New Albany Shale increased sales volumes by approximately 330,000 Mcf and 260,000 Mcf, respectively, for the first quarter of 2005 compared to the first quarter of 2004. Michigan natural gas volumes included 210,000 Mcf from Antrim wells and 100,000 Mcf from Prairie du Chien wells drilled after the first quarter of 2004. Antrim Shale interests purchased in the third quarter of 2005 added approximately 60,000 Mcf of natural gas volumes during the first quarter of 2005. These U.S. production increases were partially offset by natural production declines.

Crude oil sales were $5.9 million for the three months ended March 31, 2005 compared to $5.2 million in the first quarter of 2004. Lower production reduced revenue $2.7 million compared to the prior year quarter. The absence of production from Wyoming and Michigan crude oil properties sold in the third quarter of 2004 lowered volumes by approximately 51,000 barrels for the first quarter of 2005. The average crude oil sales price for the first quarter of 2005 was $46.05 per Bbl compared to $27.94 per Bbl in the first quarter of 2004. Higher sales prices increased revenue $3.4 million.

Other Revenue

Other revenue decreased $0.2 million from the prior year period. The decrease resulted primarily from $0.3 million in hedging losses associated with our marketing activities in the first quarter of 2005.

Operating Expenses

First quarter operating expenses for 2005 were $35.5 million; an increase of $7.5 million over the $28.0 million of expenses incurred in the first quarter of 2004.

Oil and Gas Production Costs

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per unit amounts)
Production expenses
United States	$16,356	$13,929
Canada	3,298	2,076

Total	$19,654	$16,005

Production expenses – per Mcfe
United States	$1.92	$1.57
Canada	0.93	1.22
Consolidated	1.63	1.52

Oil and gas production costs were $19.7 million for the 2005 first quarter. The $3.7 million increase over the prior year quarter included a $1.2 million increase in Canadian production costs. Canadian production increased approximately 1,850,000 Mcfe, net, primarily as a result of CBM and conventional wells drilled since the first quarter of 2004. Canadian production expenses decreased $0.29 per Mcfe to $0.93 per Mcfe as a result of the improving economies of scale.

U.S. production expenses increased $2.5 million for the first quarter of 2005 compared to the prior year period. Operating expenses for Barnett Shale wells increased production expenses approximately $1.0 million. At the end of the first quarter, we had 12 operated wells producing in the Barnett Shale. Operating costs in the Barnett Shale will continue to increase as additional wells are added to production. Initial operating expenses for water disposal and labor are typically greater when production begins as initial production contains a high water concentration. Operating costs for each well tend to decrease as natural gas production increases following the period of initial production. In Michigan, compressor overhauls, workovers and repair and maintenance increased production expense $0.9 million for the first quarter of 2005. The number of compressors undergoing routine, periodic overhauls was greater in the current year quarter. In addition, the producing well count for Michigan, Indiana and Kentucky was over 275 wells greater than during the 2004 first quarter. Finally, U.S. severance tax expense also increased approximately $0.2 million as a result of higher natural gas and crude oil prices in 2005. Partially offsetting these increases was a $0.6 million decrease in Wyoming production expense as a result of the 2004 third quarter sale of Wyoming crude oil properties. These items increased U.S. production expenses by approximately $0.27 per Mcfe for the first quarter of 2005.

Depletion, Depreciation and Accretion

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per unit amounts)
Depletion	$10,738	$7,696
Depreciation of other fixed assets	1,363	1,184
Accretion	271	225

Total depletion, depreciation and accretion	$12,372	$9,105

Average depletion cost per Mcfe	$0.89	$0.73

First quarter 2005 depletion of $10.7 million was $3.0 million higher than depletion for the 2004 quarter primarily as a result of an increase in the depletion rate as well as additional sales volumes. Our depletion rate increased over the prior year period as a result of the significant capital expenditures and proved reserves added for our Canadian CBM and Texas Barnett Shale properties.

General and Administrative Expense

General and administrative costs incurred during the three months ended March 31, 2005 were $3.1 million. The $0.5 million increase over first quarter of 2004 expense was primarily the result of a $0.4 million increase in contract labor costs and legal and accounting fees due largely to compliance with Sarbanes-Oxley and corporate governance requirements.

Interest Expense

Interest expense for the first quarter of 2005 was $4.7 million, an increase of $1.2 million compared to the first quarter of 2004. Interest expense increased as a result of higher debt levels in 2005; however, a decrease in our overall effective interest rate partially offset that increase. The decrease in our effective interest rate was the result, in part, of the 1.875% interest rate borne by our $150.0 million contingently convertible debentures issued in November 2004.

Income Tax Expense

Our provision for income taxes increased $1.9 million from the prior year period as a result of higher pretax income for the first quarter of 2005. Our U.S. income tax provision of $1.6 million was established using the statutory U.S. federal rate of 35%. The Canadian tax provision of approximately $3.0 million was accrued at a Canadian combined federal and provincial statutory rate of 33.6% and included a current tax provision of $0.1 million.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Net cash from operations was $18.8 million for the three months ended March 31, 2005, an increase of $3.7 million compared to the same period in 2004. The 24% increase was due primarily to additional net income for the first quarter of 2005. Operating income of $19.9 million was $7.9 million higher from the 2004 first quarter primarily as a result of a 14% increase in sales volumes and a 23% increase in realized prices. Additionally, non-cash expenses for depletion, depreciation and amortization and deferred tax expense increased for the 2005 first quarter, but were partially offset by the use of working capital associated with additional operations and capital expenditures. The 2005 first quarter also included an increase in interest expense of $1.2 million. The increased interest expense resulted from additional debt incurred to fund our capital budget.

Our principal sources of cash include sales of natural gas, crude oil and NGLs and revenues from natural gas transportation and processing. We sold approximately 25% of our natural gas production using price swaps with an average price of $2.79 per Mcf and an additional 24% of our natural gas production was sold under long-term contracts with price floors. Additionally, price collars covered 16% and 70% of our natural gas and crude oil production, respectively. Our $2.79 per Mcf fixed-price natural gas swaps terminate in April 2005. Those fixed-price swaps have been replaced with hedges covering shorter terms. The new hedges are fixed-price swaps covering 15,000 Mcfd of our U.S. natural gas sales at $7.35 per Mcf for the months of May through October 2005, and price collars with average floor and cap prices of $5.75 per Mcf and $7.42 per Mcf, respectively, hedging an additional 20,000 Mcfd of our U.S. natural gas sales for the period May through October 2005. Additionally, we hedged 15,000 Mcfd of our Canadian natural gas sales for the period April through October 2005 using price collars with average floor and cap prices of $5.50 per Mcf and $6.75 per Mcf, respectively. An additional 5,000 Mcfd of our Canadian natural gas sales are hedged for the period May through October 2005 using a price collar with a floor price of $6.50 per Mcf and a cap price of $8.15 per Mcf.

In the first quarter of 2005, we expended $57.1 million as a result of property additions, an increase of $17.2 million when compared to the first quarter of 2004. Capital expenditures for the 2005 first quarter consisted of $53.6 million expended for exploration and development activities and $3.5 million expended primarily for construction of the first phase of the Cowtown Pipeline. Of the $27.3 million expended for U.S. exploration and development, $22.5 million was incurred in Texas, including $6.4 million for leasehold acquisitions.

Three Months Ended March 31, 2005
(in thousands)
Exploration and development
United States	$27,325
Canada	26,242

Total exploration and development	53,567
Gas processing/transportation and other	3,541

Total capital expenditures	$57,108

Net cash provided by financing activities for the three months ended March 31, 2005 was $28.8 million. During the first quarter of 2005, we increased borrowings under our senior credit facility by $27.8 million. We also received $1.1 million in proceeds from the exercise of employee stock options. As of March 31, 2005, we had approximately $92.6 million of borrowing capacity available under our $300 million senior credit facility, and we were in compliance with the restrictive covenants contained in our senior credit facility and second mortgage notes payable. Effective May 10, 2005, the senior credit facility lenders approved a $100 million increase in the borrowing base.

As of March 31, 2005 and December 31, 2004, our total capitalization was as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Senior secured credit facility	$206,417	$180,422
Convertible subordinated debentures	147,797	147,769
Second mortgage notes payable	70,000	70,000
Other loans	996	1,073
Deferred gain – fair interest hedge	198	226

Total debt	425,408	399,490
Stockholders’ equity	316,363	304,276

	$741,771	$703,766

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

Commodity Price Risk

We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas for floor prices of $2.49 per Mcf and $2.47 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 4,800 Mcfd sold under these contracts during the first quarter of 2005 were third party volumes controlled by us.

Equity natural gas volumes of approximately 20,000 Mcfd, 15,000 Mcfd and 5,000 Mcfd are hedged for the second, third and fourth quarters of 2005, respectively, using fixed price swap agreements. We have also used price collars to hedge 2005 natural gas volumes of approximately 32,000 Mcfd for the second quarter and 40,000 Mcfd for the remainder of the year. We have hedged our crude oil production with price collars hedging 1,000 Bbld for the second quarter of 2005 and 750 Bbld for the remainder of the year.

The following table summarizes our open financial hedge positions as of March 31, 2005 related to natural gas and crude oil production.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf or Bbl	Fair Value
					(in thousands)
Gas	Swap	Apr 2005	10,000 Mcfd	$2.79	$(1,359)
Gas	Swap	Apr 2005	10,000 Mcfd	2.79	(1,361)
Gas	Swap	Apr 2005	10,000 Mcfd	2.79	(1,361)
Gas	Swap	May 2005-Oct 2005	10,000 Mcfd	7.35	(879)
Gas	Swap	May 2005-Oct 2005	5,000 Mcfd	7.36	(431)
Gas	Collar	Apr 2005-Oct 2005	10,000 Mcfd	5.50– 6.75	(2,347)
Gas	Collar	Apr 2005-Oct 2005	5,000 Mcfd	5.50– 6.75	(1,173)
Gas	Collar	May 2005-Oct 2005	15,000 Mcfd	5.50– 7.15	(2,490)
Gas	Collar	May 2005-Oct 2005	5,000 Mcfd	6.50– 8.15	(286)
Gas	Collar	May 2005-Oct 2005	5,000 Mcfd	6.50– 8.22	(264)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	6.50-11.20	(178)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	6.50-11.20	(178)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00-10.00	(231)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00-10.10	(239)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00-10.10	(239)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00-10.17	(137)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	5.50– 8.10	(347)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	5.50– 8.25	(333)
Oil	Collar	Apr 2005-Jul 2005	500 Bbld	40.00-46.75	(444)
Oil	Collar	Apr 2005-Jul 2005	500 Bbld	40.00-52.80	(243)
Oil	Collar	Jul 2005-Dec 2005	250 Bbld	38.00-47.75	(467)
Oil	Collar	Jul 2005-Dec 2005	500 Bbld	47.00-62.20	(241)

				Total	$(15,228)

Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2005. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 14,700 Mcfd sold under these contracts are third party volumes controlled by us.

We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments the associated financial price swaps have qualified as fair value hedges. At March 31, 2005, we have no hedges in place associated with our marketing activity.

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from oil and gas production was $9.6 million and $9.9 million lower as a result of the hedging programs in the first quarter of 2005 and 2004, respectively. Marketing revenue was $0.3 million lower and $0.3 million higher as a result of hedging activities in the first quarter of 2005 and 2004, respectively.

Interest Rate Risk

Our interest rate swap covering $75.0 million notional variable-rate debt ended on March 31, 2005. The interest rate swap converted a floating three-month LIBOR base to a 3.74% fixed-rate.

We closed an interest rate swap hedging $40.0 million of fixed-rate second lien notes in January 2004. We received a cash settlement of $0.3 million that will continue to be recognized over the period remaining to original maturity date for the swap, December 31, 2006.

Interest expense was $0.2 million lower and $0.3 million higher, respectively, for the three months ended March 31, 2005 and 2004 as a result of our interest hedging activities.

If interest rates on our variable interest rate debt of $236.4 million, as of March 31, 2005, increase or decrease by one percentage point, our annual pretax income will decrease or increase by $2.4 million.

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the first quarter of 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits:

Exhibit No.	Description
10.1	Second Amendment to Combined Credit Agreements, dated as of January 11, 2005, among Quicksilver Resources Inc., MGV Energy Inc. and the agents and combined lenders identified herein (filed as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 and included herein by reference)

10.2	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2005 and included herein by reference)

10.3	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

10.4	Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

10.5	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

*10.6	Description of Non-Employee Director Compensation for Quicksilver Resources Inc.

*15.1	Awareness Letter of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005

Quicksilver Resources Inc.

By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Bill Lamkin
Bill Lamkin
Executive Vice President and Chief Financial Officer