Form 10-K/A
period 2004-12-31
QUICKSILVER RESOURCES INC
filed 2005-08-09
CIK 1060990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (817) 665-5000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed on March 16, 2005 for the fiscal year ended December 31, 2004. We are filing this Amendment to correct the classification of certain amounts presented in the Consolidated Statements of Cash Flows in the original Form 10-K. A description of these reclassifications and a summary showing their effect on the Consolidated Statements of Cash Flows is provided in Note 21 to the Consolidated Financial Statements. These reclassifications affect only respective amounts in the Consolidated Statements of Cash Flows of accounts payable, accrued liabilities and other, purchase of property, plant and equipment and related totals of operating activities and investing activities and do not affect the Consolidated Balance Sheets, Statements of Income and Comprehensive Income or Statements of Stockholders’ Equity.

This Amendment includes corresponding changes in Items 6, 7 and 8 of Part II to our original Form 10-K. All other portions of the original Form 10-K remain unchanged.

PART II

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

Selected Financial Data

(in thousands, except for per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Income Data:
Total revenues	$179,729	$140,949	$121,979	$141,963	$118,392
Income before income taxes	45,446	28,502	21,333	30,110	27,731
Income before cumulative effect of change in accounting principle	31,272	18,505	13,835	19,310	17,618
Net income	31,272	16,208	13,835	19,310	17,618
Earnings – per share before accounting change (1)
Basic	$0.63	$0.41	$0.35	$0.52	$0.48
Diluted	0.62	0.41	0.34	0.50	0.48

Earnings – per share (1)
Basic	$0.63	$0.36	$0.35	$0.52	$0.48
Diluted	0.62	0.35	0.34	0.50	0.48

Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$82,798	$48,687	$41,650	$51,624	$45,135

Investing activities	(203,849)	(136,829)	(81,111)	(60,930)	(192,962)

Financing activities	134,389	79,369	40,050	5,199	158,103

Purchases of property, plant and equipment	$215,106	$138,579	$86,417	$61,112	$188,601

Consolidated Balance Sheets Data:
Working capital (deficit) (2)	$(17,255)	$(30,803)	$(23,678)	$(19,141)	$935
Properties – net	802,610	604,576	470,078	412,455	374,099
Total assets	888,334	666,934	529,538	471,884	440,111
Long-term debt	399,134	249,097	248,493	248,425	239,986
Stockholders’ equity	304,276	241,816	128,905	94,387	86,758

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend in June 2004.
(2)	Working capital includes the current portion of assets and liabilities, which reflect estimated fair value of derivative obligations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Quicksilver Resources Inc. MD&A is provided as a supplement to, and should be read in conjunction with, the other sections of this Annual Report on Form 10-K, including “Item 1. Business”, “Item 2. Properties”, “Item 6. Selected Financial Data”, and “Item 8. Financial Statements and Supplementary Data.” Our MD&A includes the following sections:

•	Overview – a general description of our business; the value drivers of our business; measurements; and opportunities, challenges and risks.

•	Financial Risk Management – information about debt financing and financial risk management.

•	Application of critical accounting policies – a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations – an analysis of our consolidated results of operations for the three years presented in our financial statements. We operate in one business – exploration, development and production of natural gas, crude oil and NGLs. Except to the extent those differences between our two geographic operating segments are material to an understanding of our business as a whole, we present the discussion to this MD&A on a consolidated basis.

•	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments.

•	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating income	$60,693	$48,498	$40,702
Cash flow from operations	82,798	48,687	41,650
Production cost per mcfe (1)	$1.24	$1.08	$0.94
General and administrative cost per mcfe	0.29	0.20	0.19
Production (MMcfe)	44,257	40,192	39,209

(1)	Excludes production taxes.

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

While we follow our credit policies at the time we enter into sales contracts, the credit worthiness of counterparties could change over time. The credit ratings of the parent companies of the two counterparties to our long-term gas contracts were downgraded in early 2003 and remain below the credit ratings required for the extension of credit to new customers. Please see “Item 1. Business – Risk Factors.”

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
Natural gas – Mcfd
United States	83,727	86,608	87,425
Canada	23,789	8,011	2,563

Total	107,516	94,619	89,988
Crude oil – Bbld
United States	1,882	2,212	2,479
Canada	—	1	—

Total	1,882	2,213	2,479
NGL – Bbld
United States	351	365	426
Canada	1	4	—

Total	352	369	426

Total sales – Mcfed
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

Crude oil - per Bbl
United States	$33.07	$24.23	$21.74
Canada	—	24.46	—
Consolidated	33.07	24.23	21.74

NGL - per Bbl
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

Production expenses – per Mcfe
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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Our statements of cash flows are summarized as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Net cash flow provided by operating activities	$82,798	$48,687	$41,650

Cash flows from operating activities increased $34.1 million, or 70%, for 2004 compared to 2003. The principal factor in the increase was a $12.2 million increase in operating income for 2004, together with increases in accounts receivable and payable, accrued liabilities and depletion, depreciation and amortization. In addition, 2003 income included a $3.2 million prepayment premium incurred when the $53 million of subordinated notes were redeemed. Operating cash flows were also higher because of MGV’s use of cash calls on other working interest owners prior to incurring capital expenditures on various CBM exploration and development projects. A reduction in QRI’s third party marketing activities further increased operating cash flows about $2.0 million.

Cash flows from operating activities were $7.0 million, or 17%, higher for 2003 compared to 2002. A 19% increase in operating income for 2003 as compared to 2002 was the principal factor. The $7.8 million increase in operating income was largely due to a 21% increase in realized average prices and a 3% increase in sales volumes. Operating income for 2002 included $5.1 million of deferred revenue that was offset by additional oil, gas and NGL revenue for 2003, which effectively increased operating cash flows by $5.1 million for 2003.

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

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flow (used in) provided by investing activities:
Purchases of property, plant and equipment	$(215,106)	$(138,579)	$(86,417)

Distributions and advances from equity affiliates - net	2,097	1,649	4,043
Proceeds from sale of properties and equipment	9,160	101	1,263

Net cash used in investing activities:	$(203,849)	$(136,829)	$(81,111)

Net working capital changes related to acquisition of property, plant and equipment	$(16,651)	$(10,593)	$(2,548)

Purchases of property, plant and equipment accounted for the most significant cash outlays for investing activities in each of the three years ended December 31, 2004. We currently estimate that our spending for property, plant and equipment in 2005 will be as much as $261 million. Total property and equipment costs incurred (purchases of property and equipment plus net working capital changes related to acquisition of property and equipment) by operating segment for 2004, 2003 and 2002 are as follows:

Property and equipment costs incurred

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

Our 2004 property and equipment costs incurred for exploration and development activities were focused in four areas. Capital costs incurred for Canadian exploration and development projects were approximately $104.6 million. Those expenditures continued exploration and development of our initial CBM projects as well as exploration of several additional CBM projects. Included in the $104.6 million of Canadian expenditures was $7.1 million for acquisition of additional acreage in several areas of Alberta. Expenditures for Texas exploration and development activities were approximately $55.1 million, including approximately $29.3 million for additional acreage in north Texas. An additional $6.0 million was expended for the first phase of the Cowtown Pipeline. We spent approximately $31.5 million for continued development of our Michigan properties and an additional $2.1 million was spent on transportation and processing infrastructure. New wells and associated infrastructure in southern Indiana and northern Kentucky accounted for approximately $20.6 million of our expenditures for exploration and development activities. An additional $1.1 million was expended for the construction of plant and pipeline infrastructure in the Indiana/Kentucky area.

Capital costs incurred in 2003 of $148.5 million included $69.0 million for development and exploration of our Canadian CBM projects and acreage. We spent $31.8 million for further development of our Indiana/Kentucky properties and additional acreage positions. Our pipeline in the area, Cardinal Pipeline, accounted for $4.0 million of our capital expenditures. Michigan capital expenditures of $24.6 million focused on continued development and exploitation of the Antrim Shale. A significant acreage position in north Texas was acquired for approximately $12.6 million in 2003.

We acquired Michigan natural gas interests from Enogex Exploration Corporation in December 2002 for approximately $32.0 million. Canadian capital costs incurred were $15.0 million associated with CBM exploration costs and acreage acquisition. The remaining $42.0 million was spent on exploration and development costs incurred primarily in Michigan and Indiana.

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flow provided by financing activities:
Issuance of debt	$511,091	$114,000	$16,000
Repayment of debt	(371,178)	(113,116)	(14,912)
Issuance of common stock, net of issuance costs	2,499	79,926	40,640
Purchase of treasury stock	—	—	(316)
Debt issuance costs	(8,023)	(1,441)	(1,362)

Net cash provided by financing activities:	$134,389	$79,369	$40,050

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

On December 31, 2004, we had outstanding $70 million of Second Mortgage Notes due 2006, of which $40 million bore interest at a fixed rate of 7.5% and $30 million bore interest at a variable rate based upon three-month LIBOR plus 5.48%. The Second Mortgage Notes contain restrictive covenants that, among other things, require maintenance of a minimum current ratio of at least 1.0, a ratio of net present value of proved reserves to total debt of at least 1.8 to 1.0; and a ratio of earnings before interest, taxes, depreciation and amortization and non-cash income and expense to interest expense of at least 1.25 (calculated in each case in accordance with the provisions of the Second Mortgage Notes). At December 31, 2004, we were in compliance with such restrictions.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long-Term Debt	$401,495	$356	$70,718	$180,421	$150,000
Derivative Obligations	13,090	13,090	—	—	—
Asset Retirement Obligations	18,471	504	168	112	17,687
Gas Purchase Obligations	1,803	1,803	—	—	—
Operating Lease Obligations	6,894	2,160	4,059	675

Total Obligations	$441,753	$17,913	$74,945	$181,208	$167,687

•	Long-Term Debt – As of December 31, 2004, we had $180.4 million outstanding under our credit facility, $150.0 million of contingently convertible debentures (before discount), $70 million of second mortgage notes and $1.1 million of other debt. Based upon our debt outstanding at December 31, 2004, we anticipate interest payments to be approximately $15.7 million in 2005. We expect to increase borrowings under our credit facility to fund our capital program throughout 2005. For each additional $10 million in borrowings, annual interest payments will increase by approximately $0.4 million. If our borrowing base were to be fully utilized by year-end 2005, we estimate that interest payments would increase by approximately $4.0 million. If interest rates on our variable interest-rate debt of $112.8 million, as of February 28, 2005, and $75 million of variable rate debt hedged through March 31, 2005 increase or decrease by one percentage point, our annual pretax income will decrease or increase by $1.7 million. Interest payments would increase by a further $2.8 million annually should we utilize all of the $119.1 million available under our senior credit facility at December 31, 2004.

•	Derivative Obligations – We utilize financial derivatives to manage price risk associated with our natural gas and crude oil product revenue. We also manage interest rate risk associated with our long-term debt. The recorded assets and liabilities associated with our derivative obligations were estimated based on published market prices of natural gas and crude oil for the periods covered by the contracts. Estimates of the liability associated with our interest rate derivative obligations are based upon estimates prepared by our counterparties. These amounts do not necessarily reflect what payments will be made to settle these obligations.

•	Asset Retirement Obligations – Our liabilities include the fair value, $18.5 million, of asset retirement obligations that result from the acquisition, construction or development and the normal operation of our long-lived assets.

•	Gas Purchase Obligations – Cinnabar, our subsidiary that ceased operations January 1, 2004, previously contracted to purchase gas through May 2005 for resale to the open market. Quicksilver has assumed the obligation.

•	Operating Leases – We lease office buildings and other property under operating leases. $3.6 million of our operating lease obligations are with an affiliate of Mercury, which is owned by members of the Darden family.

We have the following commercial commitments as of December 31, 2004.

	Amounts of Commitments Expiration per Period
Commercial Commitments	Total Committed	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Standby Letters of Credit	$637	$637	$—	$—	$—

Total Commitments	$637	$637	$—	$—	$—

Standby Letters Of Credit – Our letters of credit have been issued to fulfill contractual or regulatory requirements. The majority of these letters of credit were issued under our senior credit facility. All letters have an annual renewal option.

Forward-Looking Information

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP after June 15, 2005. The standard requires use of either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously grant awards that are outstanding on that date. The modified retrospective method is used to recognize compensation cost for prior periods whereby previous issued financial statements must be restated to recognize the amounts we previously calculated and reported on a pro forma basis. Under both methods, the standard permits the use of either a straight-line or an accelerated method to amortize the cost as an expense for awards that vest over time. The standard permits and encourages early adoption.

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

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued in December 2004. This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004. In particular, the Act allows a one-time decrease in U.S. Federal taxes on repatriated foreign earnings. FSP No. 109-2 clarifies that a company’s consideration of the Act does not overrule their prior contention that the foreign earnings were permanently reinvested. Also, this FSP indicates that companies should provide tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete. We repatriated $86.5 million through a Canadian divdend distribution in 2004 and provided approximately $0.8 million of current income tax expense in 2004.

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

/s/ Glenn Darden	/s/ Bill Lamkin
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

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

/s/ Deloitte & Touche LLP

Fort Worth, Texas

March 16, 2005 (August 8, 2005 as to the effects of the reclassifications described in Note 21)

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

Other comprehensive income (loss) – net of taxes
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

QUICKSILVER RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

In thousands, except for share and per share data

	2004	2003(1)	2002(1)
Preferred stock, $0.01 par value, 10,000,000 shares authorized
Balance at beginning of year	$—	$—	$—
Issuance of 1 share special voting preferred	—	—	—

Balance at end of year: 1 share issued at December 31, 2004, 2003 and 2002	—	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized
Balance at beginning of year	520	448	413
Issuance of common stock	7	72	35

Balance at end of year: 52,690,971; 52,045,726 and 44,756,392 shares issued at December 31, 2004, 2003 and 2002, respectively	527	520	448

Paid in capital in excess of par value
Balance at beginning of year	194,246	113,902	77,627
Acquisition of minority interest	—	—	(189)
Acquisition of Voyager Compression Services assets	—	(515)	—
Warrants exercised	—	—	16,355
Treasury stock reissued	148	—	19,459
Issuance of common stock	—	79,205	—
Stock options exercised	2,304	1,014	842
Tax benefit related to stock options exercised	4,243	739	—
Fair value of options issued	—	—	229
Stock issuance costs	—	(99)	(421)

Balance at end of year	200,941	194,246	113,902

Treasury stock, at cost
Balance at beginning of year	(10,299)	(10,099)	(14,634)
(Acquisition) reissuance of treasury stock-net	41	(200)	4,535

Balance at end of year: 2,568,611; 2,578,904 and 2,570,502 shares at December 31, 2004, 2003, and 2002, respectively	(10,258)	(10,299)	(10,099)

Accumulated other comprehensive loss
Deferred losses on hedge derivatives
Balance at beginning of year	(27,359)	(33,457)	(13,334)
Net change during the year related to cash flow hedges	21,701	6,098	(20,123)

Balance at end of year	(5,658)	(27,359)	(33,457)

Deferred foreign exchange adjustment
Balance at beginning of year	9,676	(713)	(673)
Foreign currency translation adjustment	2,744	10,389	(40)

Balance at end of year	12,420	9,676	(713)

Total accumulated other comprehensive income (loss)	6,762	(17,683)	(34,170)

Retained earnings
Balance at beginning of year	75,032	58,824	44,989
Net income	31,272	16,208	13,835

Balance at end of year	106,304	75,032	58,824

Total stockholders’ equity	$304,276	$241,816	$128,905

(1)	Share and per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend in June 2004. The split did not affect treasury shares.

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS END DECEMBER 31, 2004, 2003 AND 2002

In thousands

	2004	2003	2002
Operating activities:
Net income	$31,272	$16,208	$13,835
Charges and credits to net income not affecting cash
Cumulative effect of accounting change, net of tax	—	2,297	—
Depletion, depreciation and amortization	40,691	32,067	30,159
Deferred income taxes	12,989	9,736	7,760
Recognition of unearned revenues	—	507	(3,678)
Income from equity affiliates	(1,178)	(1,331)	(200)
Amortization of deferred loan costs	1,249	2,637	1,239
Non-cash (gain) loss from hedging activities	(786)	(678)	842
Other	91	455	169
Changes in assets and liabilities
Accounts receivable	(11,562)	(5,259)	414
Inventory, prepaid expenses and other assets	2,364	(918)	(852)
Accounts payable	2,220	1,246	(1,497)

Accrued and other liabilities	5,448	(8,280)	(6,541)

Net cash provided by operating activities	82,798	48,687	41,650

Investing activities:
Purchases of property, plant and equipment	(215,106)	(137,895)	(86,417)

Acquisition of Voyager Compression Service assets	—	(684)	—
Distributions and advances from equity affiliates-net	2,097	1,649	4,043
Proceeds from sale of properties	9,160	101	1,263

Net cash used for investing activities	(203,849)	(136,829)	(81,111)

Financing activities:
Issuance of debt	511,091	114,000	16,000
Repayments of debt	(371,178)	(113,116)	(14,912)
Proceeds from issuance of common stock, net of issuance costs	—	79,176	39,725
Proceeds from exercise of stock options	2,499	750	915
Purchases of treasury stock	—	—	(316)
Debt issuance costs	(8,023)	(1,441)	(1,362)

Net cash provided by financing activities	134,389	79,369	40,050

Effect of exchange rates on cash	(1,507)	3,773	(199)

Net increase (decrease) in cash and equivalents	11,831	(5,000)	390

Cash and equivalents at beginning of period	4,116	9,116	8,726

Cash and equivalents at end of period	$15,947	$4,116	$9,116

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. NATURE OF OPERATIONS

Quicksilver Resources Inc. (“Quicksilver”) is an independent oil and gas company incorporated in the state of Delaware and headquartered in Fort Worth, Texas. Quicksilver engages in the acquisition, development, exploration, production and sale of natural gas, crude oil and natural gas liquids as well as the marketing, processing and transmission of natural gas. Substantial portions of Quicksilver’s reserves are located in Michigan, Indiana, Kentucky, Texas, the Rocky Mountains and Alberta, Canada. Quicksilver has U.S. offices in Gaylord, Michigan; Corydon, Indiana; Cut Bank, Montana; Fort Worth, Texas; Granbury, Texas and a Canadian subsidiary, MGV Energy Inc. (“MGV”) located in Calgary, Alberta.

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

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income per common share.

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Income before cumulative effect of change in accounting principle	$31,272	$18,505	$13,835
Cumulative effect of change in accounting principle	—	2,297	—

Net income	31,272	16,208	13,835
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	317	—	—

Income available to stockholders assuming conversion of contingently convertible debentures	$31,589	$16,208	$13,835

Weighted average common shares – basic	49,769	44,789	39,613

Effect of dilutive securities:
Stock options	1,029	900	1,117
Warrants	—	—	59
Contingently convertible debentures	545	—	—

Weighted average common shares – diluted	51,343	45,689	40,789

Basic:
Income before effect of change in accounting principle	$0.63	$0.41	$0.35
Cumulative effect of change in accounting principle	—	(0.05)	—

Net income	$0.63	$0.36	$0.35

Diluted:
Income before effect of change in accounting principle	$0.62	$0.41	$0.34
Cumulative effect of change in accounting principle	—	(0.06)	—

Net income	$0.62	$0.35	$0.34

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income, as reported	$31,272	$16,208	$13,835

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(3,169)	(436)	(674)

Pro forma net income	$28,103	$15,772	$13,161

Earnings per share
Basic – as reported	$0.63	$0.36	$0.35
Basic – pro forma	$0.56	$0.35	$0.33

Diluted – as reported	$0.62	$0.35	$0.34
Diluted – pro forma	$0.55	$0.35	$0.32

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

Management has commenced analysis of the impact of this statement, but has not yet decided: (1) whether to elect early adoption, (2) if early adoption is elected, at what date to adopt the standard, (3) whether to use the modified perspective method or elect to use the modified retrospective method, and (4) whether to use straight-line amortization or an accelerated method. Additionally management cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, the effect of this standard would have on the Company’s financial position or results of operations in the future cannot be currently quantified with precision, except that a greater expense will probably be recognized for any awards granted in the future.

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

The following table reflects pro forma income for all periods assuming that SFAS No. 143 was applied retroactively.

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income before cumulative effect of change in accounting principle	$31,272	$18,505	$13,835
Deduct: accretion of asset retirement obligation and depletion and depreciation of associated fixed assets, net of income taxes	—	—	(523)

Pro forma net income before cumulative effect of change in accounting principle	$31,272	$18,505	$13,312

Pro forma net income – per share
Basic	$0.63	$0.41	$0.34
Diluted	0.62	0.41	0.33

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

The fair value of all natural gas and crude derivatives and firm sale and purchase commitments accounted for as hedges as of December 31, 2004 and 2003 was estimated based on market prices of natural gas and crude oil for the periods covered by the derivatives. The net differential between the prices in each derivative and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. The fair value of the interest rate swap was based upon counterparty estimates of the fair value of such swaps. As a result, the fair value of the Company’s derivatives and commitments does not necessarily represent the value a third party would pay to assume the Company’s contract positions. Of the $4.0 million of derivatives assets and $12.8 million of derivative liabilities, $2.4 million of assets and $12.8 million of liabilities have been classified as current at December 31, 2004 based on the maturity of the derivative instruments, resulting in $6.8 million of after-tax losses to be reclassified from accumulated other comprehensive income in 2005.

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

The Company entered into various financial contracts to hedge exposure to commodity price risk associated with future contractual natural gas sales and purchases with derivative instruments. These contracts include either fixed and floating price sales or purchases from third parties. As a result of the firm sale and purchase commitments and associated financial price swaps, the hedge derivatives qualified as fair value hedges. Marketing revenues were $0.5 million and $0.3 million higher and lower by $2.2 million as a result of its hedging activities in 2004, 2003 and 2002, respectively.

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

10. ACCRUED LIABILITIES

Accrued liabilities include the following:

	As of December 31,
	2004	2003
	(in thousands)
Accrued capital expenditures	$18,597	$10,179
Prepayments from partners	7,607	—
Accrued operating expenses	4,382	3,498
Suspended revenue	3,834	3,577
Accrued property and production taxes	2,430	1,981
Accrued product purchases	1,421	6,626
Interest payable	1,112	522
Environmental liabilities	972	923
Other	1,549	338

	$41,904	$27,644

11. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of:

	As of December 31,
	2004	2003
	(in thousands)
Senior secured credit facility	$180,422	$178,000
Contingently convertible debentures, net of unamortized discount of $2,231	147,769	—
Second mortgage notes payable	70,000	70,000
Other loans	1,073	1,386
Deferred gain – fair value interest hedge	226	—
Fair value interest hedge	—	50

	399,490	249,436
Less current maturities	(356)	(339)

	$399,134	$249,097

Maturities are as follows, in thousands of dollars:

2005	$356
2006	70,367
2007	351
2008	—
2009	180,421
Thereafter	150,000

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

On June 27, 2003, the Company redeemed $53 million in principal amount of subordinated notes payable through the issuance of $70 million in principal amount of second mortgage notes due 2006 (“the Second Mortgage Notes”). As a result of the redemption, the Company recognized additional interest expense of $3.8 million, consisting of a prepayment premium of $3.2 million and write-off of the remaining deferred financing costs of $1.5 million, partially offset by an associated deferred hedging gain of $0.9 million. A portion ($30 million) of the $70 million Second Mortgage Notes bear interest at a variable annual rate based upon the three-month LIBOR rate plus 5.48%, and the remainder ($40 million) bear interest at the fixed rate of 7.5% per annum. The Second Mortgage Notes contain restrictive covenants, which, among other things, require maintenance of a minimum current ratio of at least 1.0, a ratio of net present value of proved reserves to total debt of at least 1.8 to 1.0; and a ratio of earnings before interest, taxes, depreciation and amortization and non-cash income and expense to interest expense (consolidated net interest expense and current maturities of debt) of at least 1.25 (calculated in each case in accordance with the provisions of the Second Mortgage Notes). At December 31, 2004, the Company was in compliance with all such restrictions. At December 31, 2004, the fair value of the $70 million in principal amount of second mortgage notes approximated the face value of $70 million.

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

14. INCOME TAXES

Deferred income taxes are established for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred tax balances must be adjusted to reflect tax rates that will be in effect in the years in which the temporary differences are expected to reverse. For years prior to 2004, the Company had accrued no U.S. deferred income taxes on MGV’s undistributed earnings or on the related translation adjustments pursuant to FAS No. 109, Accounting for Income Taxes, and APB No. 23, Accounting for Income Taxes – Special Areas as the Company expected that MGV’s undistributed earnings would be permanently reinvested for use in the development of its oil and gas reserves. In July 2004, however, a dividend distribution of $86.5 million was made by MGV to Quicksilver. The distribution represented the repayment of Quicksilver’s capital contributions that had been made to MGV for the period January 1, 2001 through July 27, 2004 in the amount of $114.4 million, Canadian. This dividend is to be reinvested in the U.S. under a qualified domestic reinvestment plan as defined under Internal Revenue Code Section 965 (b)(4). The funds are to be used for capital expenditures in the Barnett Shale exploration and development program. After application of the 85% dividend exclusion on estimated accumulated earnings and profits of approximately $15.5 million, a current U.S. federal income tax of approximately $0.8 million has been accrued on this dividend distribution. No other deferred taxes have been accrued on MGV’s undistributed earnings and the Company continues to expect that the balance of MGV’s undistributed earnings will be permanently reinvested for use in the development of its oil and gas reserves.

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

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
Dividend income from Canadian subsidiary	1.79%	—	—
Permanent differences	.12%	.18%	.86%
State income taxes net of federal deduction	.10%	.18%	(.42)%
Foreign income taxes	(5.77)%	(.27)%	—
Other	(.05)%	(.02)%	(.29)%

Effective income tax rate	31.19%	35.07%	35.15%

Income tax benefits recognized as additional paid-in capital for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Income tax benefit recognized on employee stock option exercises	$4,243	$739	$—

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

Stock Option Plans

On October 4, 1999, the Board of Directors adopted the Company’s 1999 Stock Option and Retention Stock Plan (the “1999 Plan”), which was approved at the annual stockholders’ meeting held in June 2000. Upon approval of the 1999 Plan, 2.6 million shares of common stock were reserved for issuance pursuant to grants of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards. Pursuant to an amendment approved at the annual shareholders meeting held in May 2004, an additional 2.4 million shares were reserved for issuance pursuant to the 1999 Plan.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Wtd avg grant date	Jul 6, 2004	Feb 21, 2003	Feb 5, 2002
Risk-free interest rate	2.7%	2.8%	3.0%
Expected life (in years)	4.1	6.0	3.5
Expected volatility	45.4%	54.9%	55.6%
Dividend yield	—	—	—

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	At 12/31/04	Wtd Avg Remaining Contractual Life	Wtd Avg Exercise Price	At 12/31/04	Wtd Avg Exercise Price
$ 1-2	325,424	0.1	$1.84	325,424	$1.84
4-7	47,536	1.1	4.90	47,536	4.90
8-10	145,392	2.0	8.22	145,392	8.22
11-13	87,822	3.1	11.41	55,837	11.62
16-24	576,814	4.0	16.71	8,974	23.75
31-36	1,253,182	3.1	31.52	—	—

	2,436,170	2.8	$21.50	583,163	$4.96

17. OTHER REVENUE

Other revenue consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Tax credit revenue	$221	$(582)	$5,129
Marketing	928	1,208	3,021
Processing and transportation	1,407	1,286	1,533

	$2,556	$1,912	$9,683

18. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Interest	$14,742	$19,543	$19,730
Income taxes	72	66	147

Other non-cash transactions are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Noncash changes in working capital related to acquisition of property, plant and equipment	$(16,651)	$(10,593)	$(2,548)

Distribution of equity to Mercury Exploration Company	$—	$(515)	$—
Tax benefit recognized on employee stock option exercises	4,243	739	—

Treasury stock (acquired) reissued:
10,293 shares for non-employee director stock option exercise	189	—	—
8,402 shares for employee stock option exercise	—	(200)	—
74,200 shares for payment of executives’ compensation	—	—	364

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

20. SEGMENT INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred (purchases of property and equipment plus noncash changes in working capital related to acquisition of property and equipment).

	United States	Canada	Corporate	Consolidated
2004
Revenues	$136,580	$43,149	$—	$179,729
Depletion, depreciation and accretion	30,808	9,282	601	40,691
Operating income	50,763	23,465	(13,535)	60,693
Fixed assets – net	581,575	219,369	1,666	802,610
Property and equipment costs incurred	126,512	104,580	665	231,757

2003
Revenues	$129,235	$11,714	$—	$140,949
Depletion, depreciation and accretion	29,036	2,562	469	32,067
Operating income (loss)	51,898	5,202	(8,602)	48,498
Fixed assets – net	496,102	106,789	1,685	604,576
Property and equipment costs incurred	78,936	69,297	255	148,488

2002
Revenues	$119,917	$2,062	$—	$121,979
Depletion, depreciation and accretion	28,932	675	552	30,159
Operating income (loss)	49,143	(337)	(8,104)	40,702
Fixed assets – net	436,195	31,984	1,899	470,078
Property and equipment costs incurred	73,480	15,161	324	88,965

21. RECLASSIFICATION OF THE STATEMENTS OF CASH FLOWS

The Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 have been adjusted to correct the classification of certain transactions between sections of the Statements of Cash Flows. The Company determined that it had incorrectly classified the increase in accounts payable related to acquisition of property, plant and equipment as an operating activity inflow and an investing activity outflow rather than a noncash investing activity. Management has concluded that the correction was not material to the consolidated financial statements. The effect of the adjustments to correct the misclassification is to decrease cash flows from operating activities and to increase cash flows from investing activities in the amounts of $16.7 million, $10.6 million, and $2.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

A summary of the effects of these reclassifications are as follows:

	Year Ended December 31, 2004
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Net cash flows from operating activities	$99,449	$(16,651)	$82,798
Net cash flows from investing activities	(220,500)	16,651	(203,849)
Net cash flows from financing activities	134,389	—	134,389
Effect of exchange rates on cash	(1,507)	—	(1,507)

Change in cash and cash equivalents	11,831	—	11,831
Cash and cash equivalents at beginning of the year	4,116	—	4,116

Cash and cash equivalents at end of the year	$15,947	$—	$15,947

Noncash changes to working capital related to the acquisition of property, plant and equipment	$—	$(16,651)	$(16,651)

	Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Net cash flows from operating activities	$59,280	$(10,593)	$48,687
Net cash flows from investing activities	(147,422)	10,593	(136,829)
Net cash flows from financing activities	79,369	—	79,369
Effect of exchange rates on cash	3,773	—	3,773

Change in cash and cash equivalents	(5,000)	—	(5,000)
Cash and cash equivalents at beginning of the year	9,116	—	9,116

Cash and cash equivalents at end of the year	$4,116	$—	$4,116

Noncash changes to working capital related to the acquisition of property, plant and equipment	$—	$(10,593)	$(10,593)

	Year Ended December 31, 2002
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Net cash flows from operating activities	$44,198	$(2,548)	$41,650
Net cash flows from investing activities	(83,659)	2,548	(81,111)
Net cash flows from financing activities	40,050	—	40,050
Effect of exchange rates on cash	(199)	—	(199)

Change in cash and cash equivalents	390	—	390
Cash and cash equivalents at beginning of the year	8,726	—	8,726

Cash and cash equivalents at end of the year	$9,116	$—	$9,116

Noncash changes to working capital related to the acquisition of property, plant and equipment	$—	$(2,548)	$(2,548)

22. SUPPLEMENTAL INFORMATION (UNAUDITED)

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

	At December 31,
	2004	2003	2002
Natural gas – Henry Hub-Spot	$6.18	$5.97	$4.74
Natural gas – AECO	5.18	5.32	2.92
Crude oil – WTI Cushing	43.36	32.55	31.20

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

The standardized measure of discounted cash flows related to proved oil and gas reserves at December 31, 2004, 2003 and 2002 were as follows:

	United States	Canada	Consolidated
		(in thousands)
2004
Future revenues	$4,241,385	$1,306,819	$5,548,204
Future production costs	(1,456,005)	(295,443)	(1,751,448)
Future development costs	(116,559)	(145,297)	(261,856)
Future income taxes	(836,557)	(238,141)	(1,074,698)

Future net cash flows	1,832,264	627,938	2,460,202
10% discount - calculated difference	(1,133,990)	(355,481)	(1,489,471)

Standardized measure of discounted future net cash flows relating to proved reserves	$698,274	$272,457	$970,731

2003
Future revenues	$4,125,685	$746,722	$4,872,407
Future production costs	(1,342,167)	(122,164)	(1,464,331)
Future development costs	(117,330)	(60,696)	(178,026)
Future income taxes	(851,337)	(162,636)	(1,013,973)

Future net cash flows	1,814,851	401,226	2,216,077
10% discount - calculated difference	(1,120,056)	(247,280)	(1,367,336)

Standardized measure of discounted future net cash flows relating to proved reserves	$694,795	$153,946	$848,741

2002
Future revenues	$3,354,927	$206,602	$3,561,529
Future production costs	(1,260,500)	(40,504)	(1,301,004)
Future development costs	(96,748)	(14,373)	(111,121)
Future income taxes	(616,865)	(52,680)	(669,545)

Future net cash flows	1,380,814	99,045	1,479,859
10% discount - calculated difference	(802,968)	(62,040)	(865,008)

Standardized measure of discounted future net cash flows relating to proved reserves	$577,846	$37,005	$614,851

The primary changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2004, 2003 and 2002 were as follows:

	As of December 31,
	2004	2003	2002
		(in thousands)
Net changes in price and production costs	$(82,974)	$140,623	$358,878
Development costs incurred	61,069	44,167	35,116
Revision of estimates	(30,509)	(27,901)	63,866
Changes in estimated future development costs	3,183	(12,703)	(63,980)
Purchase and sale of reserves, net	(23,367)	1,832	63,539
Extensions and discoveries	219,656	170,660	87,555
Net change in income taxes	(21,638)	(99,013)	(162,889)
Sales of oil and gas net of production costs	(111,987)	(86,843)	(70,068)
Accretion of discount	120,065	86,775	35,895
Other	(11,508)	16,293	(2,003)

Net increase	$121,990	$233,890	$345,909

23. SELECTED QUARTERLY DATA (UNAUDITED)

	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
2004
Operating revenues	$39,777	$41,980	$45,544	$52,428
Operating income	12,012	13,172	16,109	19,400
Net income	5,937	7,500	7,889	9,946
Basic net income per share	$0.12	$0.15	$0.16	$0.20
Diluted net income per share	0.12	0.15	0.16	0.19

2003
Operating revenues	$37,516	$33,095	$33,513	$36,825
Operating income	14,915	10,102	11,643	11,838
Income before effect of accounting change	6,412	1,109	5,229	5,755
Net income	4,115	1,109	5,229	5,755
Basic income per share before effect of accounting change	$0.15	$0.03	$0.12	$0.12
Basic net income per share	0.10	0.03	0.12	0.12
Diluted income per share before effect of accounting change	0.15	0.03	0.11	0.11
Diluted net income per share	0.10	0.03	0.11	0.11

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit No.	Description

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quicksilver Resources Inc.
(the “Registrant”)

	By:	/s/ Glenn Darden
Glenn Darden
Dated: August 8, 2005		President and Chief Executive Officer