Form 10-Q/A
period 2005-03-31
QUICKSILVER RESOURCES INC
filed 2005-08-09
CIK 1060990

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q filed on May 10, 2005 for the quarter ended March 31, 2005. We are filing this Amendment to correct the classification of certain amounts presented in the Condensed Consolidated Statements of Cash Flows in the original Form 10-Q. A description of these reclassifications is provided in Note 1 to the Condensed Consolidated Financial Statements. These reclassifications affect only respective amounts in the Condensed Consolidated Statements of Cash Flows of accounts payable, accrued liabilities and other, purchase of property, plant and equipment and related totals of operating activities and investing activities and do not affect the Condensed Consolidated Balance Sheets or Statements of Income and Comprehensive Income.

This Amendment includes corresponding changes in Items 1 and 2 of Part I to our original Form 10-Q. All other portions of the original Form 10-Q remain unchanged.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of March 31, 2005, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2005 (August 8, 2005 as to the effects of certain reclassifications), we expressed an unqualified opinion on those consolidated financial statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

May 10, 2005 (August 8, 2005 as to the effects of the reclassifications described in the fourth paragraph of Note 1)

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$7,359	$15,947
Accounts receivable	41,481	38,037
Current deferred income taxes	5,253	3,523
Inventories and other current assets	7,785	8,689

Total current assets	61,878	66,196

Investments in and advances to equity affiliates	8,290	8,254

Property, plant and equipment – net (“full cost”)	844,527	802,610

Other assets	9,323	11,274

	$924,018	$888,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$356	$356
Accounts payable	25,901	28,407
Accrued derivative obligations	14,491	12,784
Accrued liabilities	40,498	41,904

Total current liabilities	81,246	83,451

Long-term debt	425,052	399,134

Derivative obligations	737	—

Asset retirement obligations	18,391	17,967

Deferred income taxes	82,229	83,506
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 53,091,604 and 52,690,971 shares issued, respectively	531	527
Paid in capital in excess of par value	208,675	200,941
Deferred compensation	(1,666)	—
Treasury stock of 2,568,611 shares	(10,258)	(10,258)
Accumulated other comprehensive income	2,023	6,762
Retained earnings	117,058	106,304

Total stockholders’ equity	316,363	304,276

	$924,018	$888,334

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

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$10,754	$5,937
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	12,372	9,105
Deferred income taxes	4,482	2,686
Income from equity affiliates	(224)	(291)
Non-cash gain from hedging activities	(212)	(155)
Non-cash compensation	80	—
Amortization of deferred loan costs	344	308
Other	(13)	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(3,444)	7,658
Inventory, prepaid expenses and other	(1,434)	716
Accounts payable	391	1,338
Accrued liabilities and other	(1,102)	(6,352)

Net cash from operating activities	21,994	20,950

Investing activities:
Purchase of property, plant and equipment	(60,322)	(45,734)
Distributions and advances from equity affiliates – net	188	205
Proceeds from sales of properties	1,107	—

Net cash used for investing activities	(59,027)	(45,529)

Financing activities:
Issuance of debt	27,761	25,000
Repayments of debt	(78)	(75)
Deferred financing costs	(18)	—
Proceeds from exercise of stock options	1,132	471

Net cash from financing activities	28,797	25,396

Effect of exchange rates on cash	(352)	42

Net increase (decrease) in cash and cash equivalents	(8,588)	859
Cash and cash equivalents at beginning of period	15,947	4,116

Cash and cash equivalents at end of period	$7,359	$4,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,234	$3,240

Income taxes paid	$815	$—

NONCASH INVESTING ACTIVITIES:
Changes in working capital related to acquisition of property, plant and equipment	$3,214	$5,817

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

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2004.

Reclassification

Subsequent to the issuance of the March 31, 2005 Form 10-Q, the Company determined that certain of its liabilities associated with the acquisition of property, plant, and equipment were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities. Management has concluded that the misclassification was not material to the condensed consolidated financial statements, and accordingly the cash flow statements for the three months ended March 31, 2005 and 2004 have been corrected by increasing net cash from operating activities and net cash used for investing activities by $3.2 million and $5.8 million, respectively, and disclosing noncash investing activities of the same amounts.

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

8. GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred (purchases of property, plant and equipment plus noncash changes in working capital related to acquisition of property and equipment).

	United States	Canada	Corporate	Consolidated
	(in thousands)
March 31, 2005
Revenues	$35,275	$19,974	$—	$55,249
Depletion, depreciation and accretion	7,918	4,305	149	12,372
Operating income	10,833	12,372	(3,262)	19,943
Property, plant and equipment costs incurred	30,621	26,480	7	57,108

March 31, 2004
Revenues	$32,085	$7,692	$—	$39,777
Depletion, depreciation and accretion	7,332	1,655	118	9,105
Operating income	10,825	3,961	(2,774)	12,012
Property, plant and equipment costs incurred	20,510	19,377	30	39,917

Fixed Assets - net
March 31, 2005	$603,352	$239,585	$1,590	$844,527
December 31, 2004	$581,575	$219,369	$1,666	$802,610

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Net cash from operations was $22.0 million for the three months ended March 31, 2005, an increase of $1.0 million compared to the same period in 2004. The 5% increase was due primarily to additional net income for the first quarter of 2005. Operating income of $19.9 million was $7.9 million higher from the 2004 first quarter primarily as a result of a 14% increase in sales volumes and a 23% increase in realized prices. Additionally, non-cash expenses for depletion, depreciation and amortization and deferred tax expense increased for the 2005 first quarter, but were partially offset by the use of working capital associated with additional operations and capital expenditures. The 2005 first quarter also included an increase in interest expense of $1.2 million. The increased interest expense resulted from additional debt incurred to fund our capital budget.

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

In the first quarter of 2005, we purchased $60.3 million of property and equipment an increase of $14.6 million when compared to the first quarter of 2004. Costs incurred for property and equipment (property and equipment purchases plus noncash changes in working capital related to acquisition of property and equipment) were $57.1 million. Capital costs incurred during the 2005 first quarter consisted of $53.6 million incurred for exploration and development activities and $3.5 million expended primarily for construction of the first phase of the Cowtown Pipeline. Of the $27.3 million incurred for U.S. exploration and development, $22.5 million was incurred in Texas, including $6.4 million for leasehold acquisitions.

Three Months Ended March 31, 2005
(in thousands)
Exploration and development
United States	$27,325
Canada	26,242

Total exploration and development	53,567
Gas processing/transportation and other	3,541

Total property, plant and equipment costs incurred	$57,108

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

As of March 31, 2005 and December 31, 2004, our total capitalization was as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Senior secured credit facility	$206,417	$180,422
Convertible subordinated debentures	147,797	147,769
Second mortgage notes payable	70,000	70,000
Other loans	996	1,073
Deferred gain – fair interest hedge	198	226

Total debt	425,408	399,490
Stockholders’ equity	316,363	304,276

	$741,771	$703,766

ITEM 6. Exhibits:

Exhibit No.	Description
*15.1	Awareness Letter of Deloitte & Touche LLP
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

Quicksilver Resources Inc.

By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer