Form 10-Q
period 2005-09-30
QUICKSILVER RESOURCES INC
filed 2005-11-09
CIK 1060990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of October 31, 2005
Common Stock, $.01 par value	75,956,126

QUICKSILVER RESOURCES INC.

INDEX TO FORM 10-Q

For the Period Ending September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive (loss) income for the three- and nine-month periods ended September 30, 2005 and 2004 and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income and comprehensive (loss) income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2005 (August 8, 2005 as to the effects of certain reclassifications), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 8, 2005

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	September 30, 2005	December 31, 2004 (1)
ASSETS
Current assets
Cash and cash equivalents	$29,742	$15,947
Accounts receivable	70,783	38,037
Current deferred income taxes	30,696	3,523
Inventories and other current assets	9,046	8,689

Total current assets	140,267	66,196

Investments in and advances to equity affiliates	7,918	8,254

Property, plant and equipment – net (“full cost”)	997,075	802,610

Other assets	9,042	11,274

	$1,154,302	$888,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$356	$356
Accounts payable	35,365	28,407
Accrued derivative obligations	85,358	12,784
Accrued liabilities	44,880	41,904

Total current liabilities	165,959	83,451

Long-term debt	547,697	399,134

Derivative obligations	11,679	—

Asset retirement obligations	19,939	17,967

Deferred income taxes	98,070	83,506

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 78,519,540 and 77,752,151 shares issued, respectively	785	778
Paid in capital in excess of par value	212,431	200,690
Deferred compensation	(4,200)	—
Treasury stock of 2,568,611 shares	(10,258)	(10,258)
Accumulated other comprehensive (loss) income	(46,780)	6,762
Retained earnings	158,980	106,304

Total stockholders’ equity	310,958	304,276

	$1,154,302	$888,334

(1)	Share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend in June 2005. The split did not affect treasury shares.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

In thousands, except for per share data – Unaudited

	For the Three Months Ended September 30, (1)		For the Nine Months Ended September 30, (1)
	2005	2004	2005	2004
Revenues
Oil, gas and related product sales	$82,204	$44,743	$204,887	$125,467
Other revenue	1,569	801	2,675	1,834

Total revenues	83,773	45,544	207,562	127,301
Expenses
Oil and gas production costs	23,272	16,407	63,208	48,226
Other operating costs	249	65	1,364	571
Depletion, depreciation and accretion	13,873	9,982	39,262	28,801
Provision for bad debts	—	—	88	—
General and administrative	5,381	3,281	13,112	9,290

Total expenses	42,775	29,735	117,034	86,888

Income from equity affiliates	230	300	669	880

Operating income	41,228	16,109	91,197	41,293
Other (income) expense-net	(253)	(44)	(457)	(137)
Interest expense	5,589	4,204	15,022	11,246

Income from continuing operations before income taxes	35,892	11,949	76,632	30,184
Income tax expense	11,199	4,060	24,000	8,858

Income from continuing operations	24,693	7,889	52,632	21,326
Discontinued operations
Gain from discontinued drilling operations, net of income tax of $ 34	62	—	62	—

Net income	$24,755	$7,889	$52,694	$21,326

Other comprehensive (loss) income, net of income taxes
Reclassification adjustments – hedge settlements	4,379	6,392	13,017	20,540
Unrealized loss on derivative instruments	(63,433)	(3,726)	(69,363)	(13,833)
Foreign currency translation adjustments	4,013	3,740	2,805	(361)

Comprehensive (loss) income	$(30,286)	$14,295	$(847)	$27,672

Basic net income per common share:
Continuing operations	$0.33	$0.11	$0.70	$0.29
Discontinued operations	—	—	—	—

Net income	$0.33	$0.11	$0.70	$0.29

Diluted net income per common share:
Continuing operations	$0.31	$0.10	$0.66	$0.28
Discontinued operations	—	—	—	—

Net income	$0.31	$0.10	$0.66	$0.28

Weighted average common shares outstanding
Basic	75,931	74,638	75,777	74,530
Diluted	82,668	76,288	82,403	76,037

(1)	Share and per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend in June 2005. The split did not affect treasury shares.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$52,694	$21,326
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	39,262	28,801
Deferred income taxes	23,620	8,528
Amortization of deferred loan costs	1,061	907
Non-cash compensation	932	—
Income from equity affiliates	(669)	(880)
Non-cash gain from hedging activities	(305)	(618)
Other non-cash items	71	(37)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(32,834)	(1,822)
Inventory, prepaid expenses and other	(2,991)	(31)
Accounts payable	6,084	3,011
Accrued liabilities and other	(1,528)	(4,824)

Net cash from operating activities	85,397	54,361

Investing activities:
Purchase of properties and equipment	(226,376)	(141,168)
Distributions and advances from equity affiliates – net	1,005	1,604
Proceeds from sales of properties	9,301	8,591
Net cash used for investing activities	(216,070)	(130,973)

Financing activities:
Issuance of debt	143,094	329,406
Repayments of debt	(245)	(237,234)
Deferred financing costs	(223)	(2,958)
Payment of fractional shares	(18)	—
Proceeds from exercise of stock options	1,721	1.920

Net cash from financing activities	144,329	91,134

Effect of exchange rates on cash	139	(646)

Net increase in cash and cash equivalents	13,795	13,876

Cash and cash equivalents at beginning of period	15,947	4,116

Cash and cash equivalents at end of period	$29,742	$17,992

Supplemental disclosures of cash flow information
Interest paid	$12,162	$10,286

Income taxes paid	$875	$77

Noncash investing activities
Changes in working capital associated with property and equipment	$5,289	$7,815

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and its income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

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

Reclassification

Subsequent to the issuance of the September 30, 2004 Form 10-Q, the Company determined that certain of its liabilities associated with the acquisition of property, plant and equipment were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities. Management has concluded that the misclassification was not material to the condensed consolidated financial statements, and accordingly the prior period presented has been corrected by reducing net cash from operating activities and net cash used for investing activities by $7.8 million and disclosing a noncash investing activity of the same amount.

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

Net Income per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Income from continuing operations	$24,693	$7,889	$52,632	$21,326
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	—	1,425	—

Income from continuing operations available to stockholders assuming conversion of contingently convertible debentures	$25,168	$7,889	$54,057	$21,326

Weighted average common shares-basic	75,931	74,638	75,777	74,530
Effect of dilutive securities:
Stock options outstanding	1,829	1,650	1,718	1,507
Contingently convertible debentures	4,908	—	4,908	—

Weighted average common shares-diluted	82,668	76,288	82,403	76,037

Basic income from continuing operations per common share	$0.33	$0.11	$0.70	$0.29
Diluted income from continuing operations per common share	$0.31	$0.10	$0.66	$0.28

Stock-Based Compensation

The following table reflects pro forma income from continuing operations and the associated earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Income from continuing operations	$24,693	$7,889	$52,632	$21,326
Deduct: Total stock – based compensation expense determined under fair value based method for all awards, net of related tax effect	(1,709)	(394)	(5,546)	(1,140)

Pro forma income from continuing operations	$22,984	$7,495	$47,086	$20,186

Income from continuing operations per common share as reported
Basic	$0.33	$0.11	$0.70	$0.29
Diluted	0.31	0.10	0.66	0.28
Pro forma income from continuing operations per common share
Basic	$0.30	$0.10	$0.62	$0.27
Diluted	0.28	0.10	0.57	0.27

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule that amends the date for compliance with SFAS No. 123(R). As a result, the Company will adopt this statement on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective application method, the Company will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. The compensation cost for earlier awards shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS No. 123. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, in March 2005. FIN 47 clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS No. 143, Accounting for Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. SFAS No. 143 notes that in some cases, sufficient information may not be available to reasonably estimate the fair value of the asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Management is analyzing FIN 47 and believes there will not be any significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	DRILLING OPERATIONS

On July 28, 2005, Quicksilver purchased three drilling rigs and other associated assets for $5.6 million. Thereafter, the Company took over drilling operations and began construction of two additional drilling rigs. The Company sold the drilling assets and drilling rigs under construction on September 29, 2005 for $8.2 million. The purchaser of these assets agreed to conduct drilling operations on the Company’s Barnett Shale properties, using the acquired rigs at market rates and on other customary contract terms. At the time of the sale, the drilling assets had an estimated book value of $8.1 million and the Company continued to be obligated under an operating lease with an estimated value of $0.2 million. As a result, the Company recorded a $0.1 million loss before income tax expense. During the two-month operating period when the rigs were owned by Quicksilver, revenue earned in the drilling operations was $1.9 million and operating income before income taxes was $0.2 million. At September 30, 2005, Quicksilver recorded to its balance sheet accounts receivable and payable associated with these operations $0.6 million and $1.4 million, respectively.

3.	ASSET RETIREMENT OBLIGATIONS

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

During the nine-month periods ended September 30, 2005 and 2004, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the consolidated statement of income for the period. There have not been any revisions to either the timing or the amount of the original estimate of undiscounted cash flows during 2005. At September 30, 2005 and December 31, 2004, retirement obligations classified as current were $0.5 million.

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the nine-month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Beginning asset retirement obligation	$18,471	$15,189
Additional liability incurred	1,066	4,286
Accretion expense	847	736
Loss on settlement of liability	27	113
Sale of properties	(41)	(700)
Asset retirement costs incurred	(89)	(230)
Currency translation adjustment	162	273

Ending asset retirement obligation	$20,443	$19,667

4.	HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of September 30, 2005 and December 31, 2004 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party.

	September 30, 2005	December 31, 2004
	(in thousands)
Derivative assets:
Fixed price natural gas financial swaps	$222	$—
Crude oil financial collars	—	106
Fixed price sale commitments	—	314
Natural gas financial collars	—	3,563

	$222	$3,983

Derivative liabilities:
Fixed price natural gas financial swaps	$3,048	$12,066
Floating price natural gas financial swaps	—	322
Fixed price sale commitments	212	—
Crude oil financial collars	1,382	5
Natural gas financial collars	92,391	158
Floating to fixed interest rate swap	—	233

	$97,033	$12,784

The fair values of all natural gas and crude oil financial instruments and firm sale and purchase commitments as of September 30, 2005 and December 31, 2004 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.

At September 30, 2005, derivative assets of $0.2 million and derivative liabilities of $85.4 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $54.5 million of after-tax losses will be reclassified from other comprehensive income over the next twelve months.

5.	LONG-TERM DEBT

Long-term debt consists of:

	September 30, 2005	December 31, 2004
	(in thousands)
Senior secured credit facility	$329,227	$180,422
Contingently convertible debentures, net of unamortized discount	147,853	147,769
Second mortgage notes	70,000	70,000
Other loans	828	1,073
Deferred gain – fair value interest hedge	145	226

	548,053	399,490
Less current maturities	(356)	(356)

	$547,697	$399,134

As of September 30, 2005, the Company’s borrowing base under its senior secured credit facility was $400 million, of which approximately $69.9 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. The Company was in compliance with all such covenants at September 30, 2005.

Effective June 25, 2005, the fifth amendment to the note purchase agreement was completed. Included in the amendment to the note agreement was a change to the floating interest rate. Under the amendment, the $30 million of variable rate notes will bear interest at a variable annual rate based upon the three-month LIBOR rate plus 4.06%, a decrease from the previous variable annual rate of LIBOR rate plus 5.48%. The $40 million fixed rate notes continue to bear interest at the fixed rate of 7.5% per annum. Additionally, the Second Mortgage Notes contain restrictive covenants, which, among other things, require maintenance of a minimum current ratio of at least 1.0, a ratio of net present value of proved reserves to total debt of at least 1.8 to 1.0, and a ratio of earnings before interest, taxes, depreciation, depletion and amortization, non-cash income and expense to interest expense (consolidated net interest expense and current maturities of debt) of at least 1.25 (calculated in accordance with provisions of the Second Mortgage Notes). The Company was in compliance with all such covenants at September 30, 2005.

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

6.	COMMITMENTS AND CONTINGENCIES

On October 6, 2004, Quicksilver entered into an Incentive Arrangements Agreement (the “Agreement”) with three executives of the Company’s Canadian subsidiary, MGV Energy Inc., and one employee of Quicksilver. The Agreement provides for the amendment and restatement of employment agreements with two MGV executives and terminates incentive agreements with the other two individuals. The Agreement provides for awards of cash bonuses based upon the achievement of specified proved reserve targets, as well as options granted under the Company’s Amended and Restated 1999 Stock Option and Retention Stock Plan covering 1,775,135 shares of common stock at an exercise price of $20.85. In addition, the Agreement provides for payment of $4.0 million no later than January 1, 2006 as compensation for a two-year non-compete period to commence at the date an individual executive or employee should end their employment with MGV or QRI. If third-party reserve engineers determine that MGV attained proved reserves of 400 billion cubic feet equivalent (Bcfe) at December 31, 2005, the aggregate bonus amount will be $5 million. Proved reserves in excess of 400 Bcfe, but not exceeding 1,000 Bcfe, will increase the cash bonuses earned by $0.05 per Mcfe. Presently, the Company has not recognized an obligation for the cash bonuses as management does not believe that the payment thereof is probable.

In July 2005, the Company entered into a contract for the use of a drilling rig in its Barnett Shale development program for a period of 365 days. As a result, the Company was obligated for payments of approximately $5.7 million.

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

Defendants have sought leave to appeal the certification order by filing an Application for Leave to Appeal on February 11, 2005 with the Michigan Court of Appeals. Defendants have also requested that the Court of Appeals stay proceedings in the Circuit Court pending the consideration of its appeal, and have requested that the Court of Appeals consider all matters in an expedited manner. On April 22, 2005, the Court of Appeals vacated the certification order and remanded the case to the trial court with instructions to address several particular issues by way of a new order. After limited discovery relating to those issues, the trial court held a follow-up certification hearing on June 1, 2005 and on August 18, 2005, the court again entered new findings and conclusions again favoring certification. The Company is currently awaiting a ruling from the Court of Appeals on its challenge to those findings and conclusions, the trial court on the certification motion, and the case (including the appeal) is stayed in the meantime.

Based on information currently available to the Company, the Company’s management believes that the final resolution of this matter will not have a material effect on its financial position, results of operations or cash flows.

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

7.	STOCKHOLDERS’ EQUITY

Quicksilver has two stock-based compensation plans, the Amended and Restated 1999 Stock Option and Stock Retention Plan and the Amended and Restated 2004 Non-Employee Director Equity Plan. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Stock Options

On January 3, 2005, the non-employee directors of the Company received options to purchase a total of 11,654 shares of stock at a strike price of $23.42. Additional options to purchase 2,456 shares at a stock price of $32.89 were granted to a newly appointed non-employee director of the Company on March 8, 2005. No compensation expense was recognized at the dates of grant, as the exercise price was equal to the market value of the common stock at the dates of grant.

Restricted Stock Grants

Executive officers received a grant of 50,473 restricted shares, valued at $29.67 per share, on February 9, 2005. The Company also granted 7,488 restricted shares, valued at $33.19 per share, to executive officers of MGV on February 28, 2005. On April 21, 2005, all other employees of Quicksilver were granted restricted shares totaling 78,040 shares valued at $35.64 while MGV employees received 23,212 restricted stock units. The restricted stock and restricted stock unit grants provide for vesting at a rate of one-third per year over the proceeding three years and immediate vesting for employees retiring with five or more years of service with the Company who are at least 55 years of age at retirement. As of September 30, 2005, the Company had cancelled 5,055 shares granted to Quicksilver executive officers and 2,574 shares granted to Quicksilver employees. The Company had also cancelled 2,725 restricted stock units that had been granted to MGV employees.

On May 17, 2005, the non-employee directors of the Company received a grant of 2,960 restricted shares valued at $33.80 per share. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.

Expense for the grants of restricted stock was initially recorded as deferred compensation on the consolidated balance sheet and has been recognized in the consolidated statement of operations as vested from the date of grant for those restricted shares and restricted stock units outstanding or vested due to retirement.

8.	RELATED PARTY TRANSACTIONS

As of September 30, 2005, members of the Darden family, Mercury Exploration Company and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially own approximately 36% of Quicksilver’s shares outstanding. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

Quicksilver and its associated entities paid $0.7 million and $0.6 million for rent during the nine-month periods ended September 30, 2005 and 2004, respectively, for office space in buildings which are owned by Pennsylvania Avenue Limited Partnership, a partnership owned by members of the Darden family and Mercury. Rental rates were determined based on comparable rates charged by third parties. Quicksilver is in the process of negotiating an amendment to our lease with Pennsylvania Avenue to increase the amount of office space covered thereby. Pending such amendment, Quicksilver is occupying the additional office space under a license agreement at an incremental cost of approximately $20,000 per month.

9.	GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred (purchases of property and equipment plus noncash changes in working capital associated with property and equipment).

For the Three Months Ended	United States	Canada	Corporate	Consolidated
	(in thousands)

September 30, 2005
Revenues	$59,658	$24,115	$—	$83,773
Depletion, depreciation and accretion	8,943	4,772	158	13,873
Operating income	31,738	15,029	(5,539)	41,228
Property and equipment costs incurred	66,164	30,910	461	97,535

September 30, 2004
Revenues	$35,206	$10,338	$—	$45,544
Depletion, depreciation and accretion	7,658	2,187	137	9,982
Operating income	14,065	5,462	(3,418)	16,109
Property and equipment costs incurred	35,237	26,119	294	61,650

For the Nine Months Ended	United States	Canada	Corporate	Consolidated
	(in thousands)
September 30, 2005
Revenues	$143,283	$64,279	$—	$207,562
Depletion, depreciation and accretion	25,466	13,344	452	39,262
Operating income	65,444	39,317	(13,564)	91,197
Property and equipment costs incurred	150,232	80,676	757	231,665

September 30, 2004
Revenues	$100,297	$27,004	$—	$127,301
Depletion, depreciation and accretion	22,776	5,702	323	28,801
Operating income	36,728	14,178	(9,613)	41,293
Property and equipment costs incurred	78,978	69,636	369	148,983

Fixed Assets - net
September 30, 2005	$698,268	$296,838	$1,969	$997,075
December 31, 2004	$581,575	$219,369	$1,666	$802,610

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, competition and our ability to realize efficiencies related to certain transactions or organizational changes. Forward-looking statements reflect our current views, assumptions and expectations with respect to future events, outcomes, results or performance. Words such as “may,” “could,” “should,” “assume,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “budget,” “strategy,” “predict,” “potential,” “continue,” or “future,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions upon which they are based and by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual events, outcomes, results or performance may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause actual events, outcomes, results or performance to differ materially from the results contemplated by such forward-looking statements, or which could otherwise materially affect our financial condition, results of operations or cash flows, include:

•	changes in general economic conditions;

•	fluctuations in natural gas and crude oil prices;

•	failure or delays in achieving expected production from natural gas and crude oil exploration and development projects;

•	uncertainties inherent in estimates of natural gas and crude oil reserves and predicting natural gas and crude oil reservoir performance;

•	effects of hedging natural gas and crude oil prices;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K/A for the year ended December 31, 2004.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

RESULTS OF OPERATIONS

Summary Financial Data

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Total operating revenues	$83,773	$45,544
Total operating expenses	42,775	29,735
Operating income	41,228	16,109
Income from continuing operations	24,693	7,889
Net income	24,755	7,889

We recorded net income of $24.8 million ($0.31 per diluted share) for the three months ended September 30, 2005, compared to net income of $7.9 million ($0.10 per diluted share) for the third quarter of 2004.

Operating Revenues

Revenues for the third quarter of 2005 were $83.8 million; a $38.3 million increase from the $45.5 million reported for the three months ended September 30, 2004. Production revenue increased $37.5 million as a result of a 15% increase in sales volumes and a 60% increase in realized sales prices.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average realized sales prices for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	2005	2004
Natural gas, oil and NGL sales (in thousands)
United States	$58,101	$34,556
Canada	24,103	10,187

Total	$82,204	$44,743

Product sale revenues (in thousands)
Natural gas sales	$71,974	$37,386
Crude oil sales	7,943	6,514
NGL sales	2,287	843

Total	$82,204	$44,743

Average daily sales volume
Natural gas - Mcfd
United States	87,114	85,018
Canada	40,732	23,795

Total	127,846	108,813
Crude oil - Bbld
United States	1,507	2,042
Canada	—	—

Total	1,507	2,042
NGL - Bbld
United States	684	303
Canada	7	—

Total	691	303

	Three Months Ended September 30,
	2005	2004
Total sales - Mcfed
United States	100,255	99,085
Canada	40,778	23,798

Total	141,033	122,883

Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$5.98	$3.48
Canada	6.42	4.65
Consolidated	6.12	3.73
Crude oil - per Bbl
United States	$57.31	$34.67
Canada	—	—
Consolidated	57.31	34.67
NGL - per Bbl
United States	$35.75	$30.29
Canada	55.44	—
Consolidated	35.96	30.29

Natural gas sales of $72.0 million for the third quarter of 2005 were over 90% higher than the $37.4 million for the 2004 third quarter. A $2.39 per Mcf increase in average realized sales prices increased natural gas revenue $23.9 million, including $8.1 million resulting from the expiration of our $2.79 per Mcf fixed-swaps as of April 30, 2005. Natural gas revenue also increased $10.7 million because of a 17% increase in sales volumes as compared to the third quarter of 2004. Production from our coal bed methane (“CBM”) projects and conventional properties in Canada increased for the third quarter of 2005 by approximately 2,190,000 Mcf from the 2004 third quarter as a result of new wells placed into production since September 30, 2004. Natural production declines partially offset the Canadian production increases. New productive wells in the Barnett Shale and New Albany Shale increased sales volumes by approximately 820,000 Mcf and 145,000 Mcf, respectively, for the third quarter of 2005 compared to the third quarter of 2004. Michigan natural gas volumes included about 115,000 Mcf from new Antrim wells. These U.S. production increases were partially offset by natural production declines.

Crude oil sales were $7.9 million for the three months ended September 30, 2005 compared to $6.5 million in the third quarter of 2004. Lower production reduced revenue by $2.8 million compared to the prior year quarter. The absence of production from Wyoming and Michigan crude oil properties sold in the third quarter of 2004 lowered volumes by about 48,000 barrels for the third quarter of 2005. The average realized crude oil sales price for the third quarter of 2005 was $57.31 per Bbl compared to $34.67 per Bbl in the third quarter of 2004. Higher realized sales prices increased revenue by $4.2 million.

Our third quarter 2005 NGL sales increased $1.4 million to $2.3 million when compared to the 2004 period. We began processing our natural gas production from the Barnett Shale in Texas late in the second quarter, and sold approximately 22,000 barrels of Barnett Shale NGLs in the third quarter.

Other Revenue

Other revenue increased $0.8 million from the 2004 third quarter to $1.6 million for the 2005 quarter. Revenue earned by our Barnett Shale gas processing facility, which started operations late in June 2005, was $1.3 million for the third quarter of 2005. Partially offsetting the increase were decreases in Canadian gas processing and U.S. marketing revenue.

Operating Expenses

Third quarter operating expenses for 2005 were $42.8 million; an increase of $13.1 million over the $29.7 million of expenses incurred in the third quarter of 2004.

Oil and Gas Production Costs

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per unit amounts)
Production expenses
United States	$18,958	$13,718
Canada	4,314	2,689

Total	$23,272	$16,407

Production expenses - per Mcfe
United States	$2.06	$1.50
Canada	1.15	1.23
Consolidated	1.79	1.44

Oil and gas production costs were $23.3 million for the 2005 third quarter. The $6.9 million increase over the prior year quarter included a $1.6 million increase in Canadian production costs. Canadian production increased approximately 1,562,000 Mcfe, net, primarily as a result of CBM and conventional wells placed in production since the third quarter of 2004. Canadian production expenses decreased $.08 per Mcfe to $1.15 per Mcfe as a result of the improving economies of scale.

Oil and gas production costs for U.S. operations increased $5.3 million from the prior year quarter to $19.0 million for the third quarter of 2005. Production expenses for Barnett Shale wells placed into production over the past twelve months resulted in $2.0 million of the increase from the 2004 third quarter. Costs for water disposal, equipment rental and contract labor made up almost $1.3 million of the cost increase. These well costs are typically greater when production begins as initial production contains high water production from the fracture stimulations and well operations require greater monitoring. These operating costs for each well tend to decrease following the period of initial production. Transportation and processing costs for Barnett Shale natural gas production added $1.5 million of expense for the third quarter of 2005. Production expenses in Michigan increased approximately $2.9 million from the 2004 quarter. Compressor overhaul costs and repairs and maintenance expense also increased by nearly $1.7 million. The number of compressors undergoing routine, periodic overhauls was greater in the current year quarter. Additional property values and insurance rates increased U.S. insurance expense approximately $0.2 million while production taxes increased $0.8 million from the 2004 third quarter. Partially offsetting these increases was a $0.7 million decrease in production expense that resulted from the 2004 third quarter sale of Wyoming crude oil properties. These items increased U.S. production expense by approximately $0.60 per Mcfe for the third quarter of 2005.

Depletion, Depreciation and Accretion

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per unit amounts)

Depletion	$11,374	$8,353
Depreciation of other fixed assets	2,205	1,341
Accretion	294	288

Total depletion, depreciation and accretion	$13,873	$9,982

Average depletion cost per Mcfe	$0.88	$0.74

Third quarter 2005 depletion of $11.4 million was $3.0 million higher than depletion for the 2004 quarter primarily as a result of an increase in the depletion rate as well as additional sales volumes. Our depletion rate increased over the prior year period as a result of the significant capital expenditures and proved reserves added for our Canadian CBM and Texas Barnett Shale properties. The $0.9 million increase in depreciation for the third quarter of 2005 is associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Barnett Shale.

General and Administrative Expense

General and administrative costs incurred during the three months ended September 30, 2005 were $5.4 million. The $2.1 million increase over third quarter of 2004 expense was primarily the result of a $1.3 million increase in employee compensation and benefits including almost $0.5 million for retention and hiring of key personnel, $0.2 million for executive severance and approximately $0.2 million of expense for restricted stock grants. In addition, legal costs for litigation and various corporate matters were approximately $0.5 million higher for the quarter ended September 30, 2005.

Interest Expense

Interest expense for the third quarter of 2005 was $5.6 million, net of capitalized interest of $0.3 million, an increase of $1.4 million compared to the third quarter of 2004. Interest expense increased as a result of higher debt levels in 2005. Capitalized interest recorded in 2005 was associated with the construction of transportation and processing facilities in the Barnett Shale and in Canada.

Income Tax Expense

Our provision for income taxes increased $7.1 million from the prior year period as a result of higher pretax income for the third quarter of 2005. Our U.S. income tax provision of $8.0 million was established using the statutory U.S. federal rate of 35%. The Canadian tax provision of approximately $3.2 million was accrued at a Canadian combined federal and provincial statutory rate of 33.6% and included a current tax provision of $0.1 million.

Summary Financial Data

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Total operating revenues	$207,562	$127,301
Total operating expenses	117,034	86,888
Operating income	91,197	41,293
Income from continuing operations	52,632	21,326
Net income	52,694	21,326

We recorded net income of $52.7 million ($0.66 per diluted share) for the nine months ended September 30, 2005, compared to net income of $21.3 million ($0.28 per diluted share) for the first nine months of 2004.

Operating Revenues

Revenues for the first nine months of 2005 were $207.6 million; a $80.3 million increase from the $127.3 million reported for the 2004 nine-month period as a result of a 15% increase in sales volumes and a 41% increase in realized sales prices.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average realized prices for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	2005	2004
Natural gas, oil and NGL sales (in thousands)
United States	$141,036	$98,622
Canada	63,851	26,845

Total	$204,887	$125,467

Product sale revenues (in thousands)
Natural gas sales	$179,755	$105,231
Crude oil sales	20,284	17,743
NGL sales	4,848	2,493

Total	$204,887	$125,467

	Nine Months Ended September 30,
	2005	2004
Average daily sales volume
Natural gas - Mcfd
United States	86,229	83,596
Canada	39,366	20,878

Total	125,595	104,474
Crude oil - Bbld
United States	1,501	2,040
Canada	—	—

Total	1,501	2,040
NGL - Bbld
United States	509	353
Canada	7	1

Total	516	354
Total sales - Mcfed
United States	98,284	97,948
Canada	39,415	20,890

Total	137,699	118,838

Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$4.93	$3.42
Canada	5.93	4.69
Consolidated	5.24	3.68
Crude oil - per Bbl
United States	$49.50	$31.75
Canada	—	—
Consolidated	49.50	31.75
NGL - per Bbl
United States	$34.27	$25.71
Canada	44.36	18.08
Consolidated	34.41	25.68

Natural gas sales of $179.8 million for the nine-month period ending September 30, 2005 were over 70% higher than the $105.2 million for the 2004 period. Nine-month 2005 gas revenue increased $44.8 million as a result of a $1.57 per Mcf increase in the average realized sales price, which included a $14.0 million increase due to the expiration of our $2.79 per Mcf natural gas swaps as of April 2005. A 20% increase in sales volumes added $29.7 million of revenue for the first nine months of 2005 as compared to the 2004 period. Production from our CBM and conventional properties in Canada increased for the nine-month period of 2005 by approximately 6,575,000 Mcf from the 2004 period as a result of new wells placed into production since January 2004. Natural production declines partially offset the Canadian production increases. New productive wells in the Texas Barnett Shale and New Albany Shale increased sales volumes by approximately 1,850,000 Mcf and 625,000 Mcf, respectively, for the first nine months of 2005 compared to the 2004 period. Michigan natural gas volumes included over 500,000 Mcf from new Antrim wells and 250,000 Mcf from Prairie du Chien wells placed into production during 2004. Antrim Shale interests purchased in the third quarter of 2005 added approximately 185,000 Mcf of natural gas volumes during the first nine months of 2005. These U.S. production increases were partially offset by natural production declines.

Crude oil sales were $20.3 million for the nine months ended September 30, 2005 compared to $17.7 million in the 2004 period. Average realized sales prices for the 2005 nine-month period increased from the 2004 period over 55% to $49.50. The increase in realized sales prices increased revenue $9.9 million while lower production reduced revenue $7.4 million compared to the prior year. The absence of production from Wyoming and Michigan crude oil properties sold in the third quarter of 2004 lowered volumes by approximately 153,000 barrels for the first nine months of 2005.

Sales of NGLs increased $2.4 million from the 2004 nine-month period. Late in June of 2005, we began processing our natural gas production from the Barnett Shale in Texas and sold nearly 28,000 barrels in 2005.

Other Revenue

Other revenue increased $0.8 million from 2004 to $2.7 million for 2005. Revenue earned by our Barnett Shale gas processing facility, which started operations late in the second quarter, was $1.7 million for 2005. Partially offset the increase were decreases in Canadian gas processing and U.S. marketing revenue.

Operating Expenses

Operating expenses for the nine-month period of 2005 were $117.0 million; an increase of $30.1 million over the $86.9 million of expenses incurred in the nine-month period of 2004.

Oil and Gas Production Costs

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per unit amounts)
Production expenses
United States	$51,590	$41,102
Canada	11,618	7,124

Total	$63,208	$48,226

Production expenses – per Mcfe
United States	$1.92	$1.52
Canada	1.08	1.25
Consolidated	1.68	1.47

Oil and gas production costs were $63.2 million for the 2005 nine-month period. The $15.0 million increase over the prior period included a $4.5 million increase in Canadian production costs. Canadian production increased approximately 5,036,000 Mcfe, net, primarily as a result of CBM and conventional wells placed into production since the beginning of 2004. Canadian production expenses decreased $0.17 per Mcfe to $1.08 per Mcfe as a result of the improving economies of scale.

U.S. production expenses increased $10.5 million for the first nine months of 2005 compared to the prior year period. Operating expenses for Barnett Shale wells increased production expenses approximately $3.7 million, which included $2.3 million of costs for contract labor, water disposal and equipment rentals. Initial operating expenses for these items are typically greater when production begins as initial production includes high water production from the fracture stimulations. Operating costs for each well tend to decrease following the period of initial production. Transportation and processing expense for natural gas production from the Barnett Shale was $2.4 million for the 2005 nine-month period. In Michigan, compressor overhauls, workovers and repair and maintenance increased production expense $2.2 million for the nine-month period of 2005. An additional $1.1 million of expense was incurred in 2005 for environmental compliance in Michigan. Other increases included a $0.4 million increase in ad valorem tax and insurance expense as a result of additional property value and $0.5 million for employee compensation including $0.2 million of expense from restricted stock grants in 2005. Production taxes also increased $1.2 million for the 2005 period as a result of higher sales values. Partially offsetting these increases was a $1.9 million decrease in Wyoming production expense as a result of the 2004 third quarter sale of Wyoming crude oil properties. These items increased U.S. production expenses by approximately $0.38 per Mcfe for the first nine months of 2005.

Depletion, Depreciation and Accretion

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per unit amounts)
Depletion	$32,972	$24,288
Depreciation of other fixed assets	5,443	3,777
Accretion	847	736

Total depletion, depreciation and accretion	$39,262	$28,801

Average depletion cost per Mcfe	$0.88	$0.74

Nine-month 2005 depletion of $33.0 million was $8.7 million higher than depletion for the 2004 period primarily as a result of an increase in the depletion rate as well as additional sales volumes. Our depletion rate increased over the prior year period as a result of the significant capital expenditures and proved reserves added for our Canadian CBM and Texas Barnett Shale properties. The $1.7 million increase in depreciation expense as compared to the 2004 period is primarily the result of depreciation taken on new gas processing facilities in Canada and gas processing and transportation assets located in the Barnett Shale.

General and Administrative Expense

General and administrative costs incurred during the nine months ended September 30, 2005 were $13.1 million. The $3.8 million increase over 2004 expense was primarily the result of a $1.2 million increase in legal fees due largely to various corporate matters and litigation, $2.7 million for employee compensation and benefits including almost $0.6 million for retention and hiring of key personnel, $0.2 million for executive severance and approximately $0.5 million of expense recorded for restricted stock granted to executives and employees during 2005.

Interest Expense

Interest expense for the first nine months of 2005 was $15.0 million, after interest capitalization of $0.8 million; an increase of $3.8 million compared to the 2004 nine-month period. Interest expense increased as a result of higher debt levels in 2005; however, a decrease in our overall effective interest rate partially offset that increase. The decrease in our effective interest rate was primarily the result of the 1.875% interest rate borne by our $150.0 million contingently convertible debentures issued in November 2004. Capitalized interest recorded in 2005 was associated with the construction of transportation and processing facilities in the Barnett Shale of Texas and in Canada.

Income Tax Expense

Our provision for income taxes increased $15.1 million from the prior year period as a result of higher pretax income for the 2005 nine-month period. Our U.S. income tax provision of $14.9 million was established using the statutory U.S. federal rate of 35%. The Canadian tax provision of approximately $9.1 million was accrued at a Canadian combined federal and provincial statutory rate of 33.6% and included a current tax provision of $0.4 million.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Net cash from operations was $85.4 million for the nine months ended September 30, 2005, an increase of $31.0 million compared to the same period in 2004. The 57% increase was due primarily to additional net income for the nine months of 2005 as compared to the 2004 period. Net income of $52.7 was $31.4 million higher from the 2004 nine-month period primarily as a result of a 15% increase in sales volumes and a 41% increase in realized sales prices. Approximately 25% of the increase in realized sales prices resulted from the April expiration of our $2.79 per Mcf fixed-price natural gas swaps. Non-cash expense including depletion, depreciation and amortization, deferred taxes and stock-based compensation increased for 2005, but were mostly offset by the use of working capital associated with additional operating activities.

Our principal sources of cash include sales of natural gas, crude oil and NGLs and revenues from natural gas transportation and processing. During the nine months ended September 30, 2005, we sold approximately 17% of our natural gas production using price swaps including 8% covered by the $2.79 per Mcf fixed-price swaps. Sales under our long-term contracts with price floors covered 24% of our natural gas production. Additionally, price collars covered 21% of our 2005 production-to-date. Our current hedges consist of $7.35 per Mcf fixed-price swaps hedging 5,050 Mcfd of our U.S. production and price collars hedging approximately 33,300 Mcfd of both our U.S. and Canadian production, respectively, for the remainder of 2005. The U.S. and Canadian price collars have weighted average price floors of $7.05 per Mcf and $7.06 per Mcf, respectively, and weighted average price caps of $9.44 per Mcf and $10.29 per Mcf, respectively. An average of approximately 38,000 Mcfd and 22,000 Mcfd of our 2006 projected gas sales for the U.S. and Canada, respectively, have been hedged using price collars with average price floors of $7.25 per Mcf and $7.10 per Mcf, respectively, and cap prices of $9.48 per Mcf and $9.80 per Mcf, respectively.

In the first nine months of 2005, we purchased $226.4 million of property and equipment, an increase of $85.2 million when compared to the first nine months of 2004. Property and equipment costs incurred (purchases of property and equipment plus noncash changes in working capital associated with property and equipment) for the 2005 period totaled $231.7 million, which consisted of $178.8 million expended for exploration and development activities, $23.3 million expended for construction of the Cowtown Pipeline’s first phase and a gas processing plant in Hood County, Texas and $18.9 million expended for Canadian gas processing facilities. Of the $117.6 million incurred for U.S. exploration and development, $99.0 million was spent in Texas, including $31.5 million for leasehold acquisitions. Canadian leasehold acquisition costs were $4.5 million of the $61.2 million spent on Canadian exploration and development. During the third quarter, we spent $7.5 million for the purchase and construction of drilling rigs that we subsequently sold September 29, 2005.

Nine Months Ended September 30, 2005
(in thousands)
Exploration and development
United States	$117,653
Canada	61,184

Total exploration and development	178,837
Gas processing and transportation
United States	23,338
Canada	18,854

Total gas processing and transportation	42,192
Drilling rigs and associated assets	7,490
Corporate and office	3,146

Total plant and equipment costs incurred	$231,665

Net cash provided by financing activities for the nine months ended September 30, 2005 was $144.3 million. During the 2005 period, we increased borrowings under our senior credit facility by $143.1 million. We also received $1.7 million in proceeds from the exercise of employee stock options. As of September 30, 2005, we had approximately $69.9 million of borrowing capacity available under our $400 million senior credit facility, and we were in compliance with the restrictive covenants contained in our senior credit facility.

Effective June 25, 2005, the fifth amendment to the note purchase agreement was completed. Included in the amendment to the note purchase agreement was a change to the floating interest rate. Under the amendment, the $30 million of variable rate notes will bear interest at a variable annual rate based upon the three-month LIBOR rate plus 4.06%, a decrease from the previous variable annual rate of LIBOR rate plus 5.48%. The $40 million fixed rate notes continue to bear interest at the fixed rate of 7.5% per annum. As of September 30, 2005, we were in compliance with the covenants contained in the second mortgage notes payable.

As of September 30, 2005 and December 31, 2004, our total capitalization was as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Senior secured credit facility	$329,227	$180,422
Convertible subordinated debentures	147,853	147,769
Second mortgage notes	70,000	70,000
Other loans	828	1,073
Deferred gain – fair interest hedge	145	226

Total debt	548,053	399,490
Stockholders’ equity	310,958	304,276

	$859,011	$703,766

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 25,000 Mcfd and 10,000 Mcfd of natural gas for floor prices of $2.49 per Mcf and $2.47 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 4,900 Mcfd sold under these contracts during the first nine months of 2005 were third-party volumes controlled by us.

We have used price collars to hedge natural gas volumes of 66,000 Mcfd and $7.35 per Mcf fixed-price swaps hedging 5,050 Mcfd for the fourth quarter of 2005. We also hedged 750 Bbld of our crude oil production with price collars for the remainder of 2005. Price collars have been put in place to hedge 2006 U.S. production of approximately 38,000 Mcfd and Canadian production of approximately 22,000 Mcfd. U.S. natural gas production of approximately 30,000 Mcfd has also been hedged for the first quarter of 2007 using price collars.

The following table summarizes our open financial hedge positions as of September 30, 2005 related to natural gas and crude oil production.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf or Bbl	Fair Value
					(in thousands)
Gas	Swap	Oct 2005	10,000 Mcfd	$7.35	$(2,033)
Gas	Swap	Oct 2005	5,000 Mcfd	7.36	(1,015)
Gas	Collar	Oct 2005	10,000 Mcfd	5.50 - 6.75	(2,218)
Gas	Collar	Oct 2005	5,000 Mcfd	5.50 - 6.75	(1,109)
Gas	Collar	Oct 2005	15,000 Mcfd	5.50 - 7.15	(3,142)
Gas	Collar	Oct 2005	5,000 Mcfd	6.50 - 8.15	(892)
Gas	Collar	Oct 2005	5,000 Mcfd	6.50 - 8.22	(882)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	6.50 - 11.20	(5,291)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	6.50 - 11.20	(5,291)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00 - 10.00	(3,370)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00 - 10.00	(3,370)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00 - 10.10	(3,306)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.00 - 10.17	(3,262)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	7.50 - 9.55	(7,317)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.50 - 9.55	(3,658)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.50 - 9.60	(3,625)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.50 - 10.55	(3,018)
Gas	Collar	Nov 2005-Mar 2006	5,000 Mcfd	7.50 - 10.60	(2,988)
Gas	Collar	Nov 2005-Mar 2006	10,000 Mcfd	9.50 - 12.01	(4,253)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	5.50 - 8.10	(2,943)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	5.50 - 8.25	(2,825)
Gas	Collar	Apr 2006-Oct 2006	10,000 Mcfd	6.50 - 8.25	(5,553)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	6.50 - 8.25	(2,776)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00 - 8.35	(2,653)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00 - 8.35	(2,653)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00 - 8.35	(2,653)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00 - 10.10	(1,387)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00 - 10.10	(1,387)
Gas	Collar	Apr 2006-Oct 2006	10,000 Mcfd	8.00 - 10.20	(2,676)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	7.50 - 9.65	(3,633)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50 - 11.35	(2,168)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50 - 11.50	(2,092)
Oil	Collar	Oct 2005-Dec 2005	250 Bbld	38.00 - 47.75	(427)
Oil	Collar	Oct 2005-Jun 2006	500 Bbld	47.00 - 62.20	(955)

				Total	$(96,821)

Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. Up to 4,500 Mcfd of natural gas is committed at market price through May 2006. Additional gas volumes of 16,500 Mcfd are committed at market price through September 2008. Approximately 14,700 Mcfd sold under these contracts are third-party volumes controlled by us.

We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments the associated financial price swaps have qualified as fair value hedges. The following table summarizes our open financial derivative positions and hedged firm commitments as of September 30, 2005 related to natural gas marketing.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts
Gas	Sale	Oct 2005	956 Mcfd	$6.73	$(212)

Financial derivatives
Gas	Floating Price	Oct 2005	968 Mcfd		222

				Total-net	$10

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $20.2 million and $30.8 million lower as a result of the hedging programs for the first nine months of 2005 and 2004, respectively. Marketing revenue was $0.2 million lower and $0.4 million higher as a result of hedging activities in the first nine months of 2005 and 2004, respectively.

Interest Rate Risk

Our interest rate swap covering $75.0 million notional variable-rate debt ended on March 31, 2005. The interest rate swap converted a floating three-month LIBOR base to a 3.74% fixed-rate.

We terminated an interest rate swap hedging $40.0 million of fixed-rate second lien notes in January 2004. We received a cash settlement of $0.3 million that will continue to be recognized over the period remaining to original maturity date for the swap, December 31, 2006.

Interest expense was $0.3 million lower and $0.5 million higher, respectively, for the nine months ended September 30, 2005 and 2004 as a result of our interest hedging activities.

ITEM 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Defendants have sought leave to appeal the certification order by filing an Application for Leave to Appeal on February 11, 2005 with the Michigan Court of Appeals. Defendants have also requested that the Court of Appeals stay proceedings in the Circuit Court pending the consideration of its appeal, and have requested that the Court of Appeals consider all matters in an expedited manner. On April 22, 2005, the Court of Appeals vacated the certification order and remanded the case to the trial court with instructions to address several particular issues by way of a new order. After limited discovery relating to those issues, the trial court held a follow-up certification hearing on June 1, 2005 and on August 18, 2005, the court again entered new findings and conclusions again favoring certification. We are currently awaiting a ruling from the Court of Appeals on our challenge to those findings and conclusions, the trial court on the certification motion, and the case (including the appeal) is stayed in the meantime.

Based on information currently available to us, our management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

We are subject to various possible contingencies, which arise primarily from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. Such contingencies include differing interpretations as to the prices at which natural gas and crude oil sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although our management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

ITEM 6.	Exhibits:

Exhibit No.	Description

10.1	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference)

10.2	Separation, Settlement and Complete Release Agreement, dated August 31, 2005, between Quicksilver Resources Inc. and Mark D. Whitley (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2005 and included herein by reference)

*15.1	Awareness Letter of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

Quicksilver Resources Inc.

By:	/s/ GLENN DARDEN
Glenn Darden
President and Chief Executive Officer

By:	/s/ PHILIP W. COOK
Philip W. Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference)

10.2	Separation, Settlement and Complete Release Agreement, dated August 31, 2005, between Quicksilver Resources Inc. and Mark D. Whitley (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2005 and included herein by reference)

*15.1	Awareness Letter of Deloitte & Touche LLP

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002