Form 10-Q
period 2006-03-31
QUICKSILVER RESOURCES INC
filed 2006-05-08
CIK 1060990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of May 1, 2006
Common Stock, $0.01 par value	76,935,538

QUICKSILVER RESOURCES INC.

INDEX TO FORM 10-Q

For the Period Ending March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quicksilver Resources Inc.

Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of March 31, 2006, and the related condensed consolidated statements of income and comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
May 5, 2006

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$125,757	$14,318
Accounts receivable	67,653	76,121
Current deferred income taxes	1,392	14,614
Other current assets	17,820	8,531

Total current assets	212,622	113,584

Investments in and advances to equity affiliates	8,506	8,353

Property, plant and equipment – net (“full cost”)	1,228,226	1,112,002

Other assets	21,201	9,155

	$1,470,555	$1,243,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$376	$70,493
Accounts payable	50,636	48,409
Accrued derivative obligations	6,856	40,632
Accrued liabilities	50,331	52,656

Total current liabilities	108,199	212,190

Long-term debt	769,798	506,039

Derivative obligations	1,379	4,631

Asset retirement obligations	22,154	20,891

Deferred income taxes	130,258	115,728

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 79,102,438 and 78,650,110 shares issued, respectively	791	787
Paid in capital in excess of par value	214,515	211,843
Treasury stock of 2,571,721 and 2,571,069 shares, respectively	(10,382)	(10,353)
Accumulated other comprehensive income (loss)	12,588	(12,382)
Retained earnings	221,255	193,720

Total stockholders’ equity	438,767	383,615

	$1,470,555	$1,243,094

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In thousands, except for per share data – Unaudited

	For the Three Months Ended March 31,
	2006	2005(1)
Revenues
Oil, gas and related product sales	$98,689	$54,840
Other revenue	961	409

Total revenues	99,650	55,249
Expenses
Oil and gas production costs	21,410	16,975
Production and ad valorem taxes	4,173	2,679
Other operating costs	403	391
Depletion, depreciation and accretion	17,673	12,372
General and administrative	6,254	3,113

Total expenses	49,913	35,530

Income from equity affiliates	188	224

Operating income	49,925	19,943

Other (income) expense-net	(350)	(86)
Interest expense	9,202	4,657

Income from continuing operations before income taxes	41,073	15,372
Income tax expense	13,538	4,618

Net income	$27,535	$10,754

Other comprehensive income, net of income taxes Reclassification adjustments – hedge settlements	1,453	6,233
Unrealized gain (loss) on derivative instruments	23,513	(10,292)
Foreign currency translation adjustments	4	(680)

Comprehensive income	$52,505	$6,015

Basic net income per common share	$0.36	$0.14
Diluted net income per common share	$0.34	$0.14

Weighted average common shares outstanding
Basic	76,039	75,519
Diluted	82,808	82,041

(1)	Share and per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend in June 2005. The split did not affect treasury shares.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$27,535	$10,754
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	17,673	12,372
Deferred income taxes	13,400	4,482
Non-cash compensation	1,246	80
Amortization of deferred loan costs	735	344
Income from equity affiliates	(188)	(224)
Non-cash (gain) loss from hedging activities	18	(212)
Other non-cash items	62	(13)
Changes in assets and liabilities, net of acquisition
Accounts receivable	8,468	(3,256)
Current and other assets	(11,278)	(1,434)
Accounts payable	3,262	391
Accrued and other liabilities	2,406	(1,102)

Net cash provided by operating activities	63,339	22,182

Investing activities:
Purchases of property, plant and equipment	(139,955)	(60,322)
Return of investment in equity affiliates	250	—
Proceeds from sales of properties	341	1,107

Net cash used for investing activities	(139,364)	(59,215)

Financing activities:
Issuance of debt	392,182	27,761
Repayments of debt	(198,082)	(78)
Proceeds from exercise of stock options	1,430	1,132
Purchase of treasury stock	(29)	—
Debt issuance costs	(8,283)	(18)

Net cash provided by financing activities	187,218	28,797

Effect of exchange rates on cash	246	(352)

Net increase (decrease) in cash and cash equivalents	111,439	(8,588)

Cash and cash equivalents at beginning of period	14,318	15,947

Cash and cash equivalents at end of period	$125,757	$7,359

Supplemental disclosures of cash flow information
Interest paid	$7,612	$4,234

Income taxes paid	$—	$815

Noncash investing activities – changes in working capital associated with property and equipment	$(6,350)	$(3,214)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

UNAUDITED

1. ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and its income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

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

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Stock Split

On June 1, 2005, Quicksilver announced that its Board of Directors declared a three-for-two stock split of Quicksilver’s outstanding common stock effected in the form of a stock dividend. The stock dividend was payable on June 30, 2005, to holders of record at the close of business on June 15, 2005. The split did not affect treasury shares.

The share and earnings per share data included in these notes and the accompanying condensed consolidated statement of income for the prior period presented has been adjusted to retroactively reflect the stock split.

Net Income per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three-month periods ended March 31, 2006 and 2005. Outstanding options to purchase 2,401 shares and 1,637 shares were excluded from the diluted net income per share calculation for the periods ended March 31, 2006 and 2005, respectively, as those options were out of the money and, therefore, considered to be antidilutive.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$27,535	$10,754
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	475

Net income available to stockholders assuming conversion of contingently convertible debentures	$28,010	$11,229

Weighted average common shares-basic	76,039	75,519

Effect of dilutive securities:
Employee stock options	1,554	1,614
Employee stock awards	307	—
Contingently convertible debentures	4,908	4,908

Weighted average common shares-diluted	82,808	82,041

Basic net income per common share	$0.36	$0.14

Diluted net income per common share	$0.34	$0.14

2. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost other than that for restricted stock and stock unit grants was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock option awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock option awards granted before adoption of SFAS No. 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS No. 123. At January 1, 2006, the Company had total compensation cost of $1.0 million, net of income taxes, related to unvested stock options with a weighted average remaining vesting period of 1.5 years. The Company recorded expense of $0.2 million, net of income taxes, in the first quarter of 2006 for options awarded prior to the adoption of SFAS No. 123(R). At March 31, 2006, the Company had $0.8 million of expense, net of income taxes, remaining in unrecognized compensation cost for unvested stock options.

At January 1, 2006, the Company had total compensation cost of $3.2 million related to unvested restricted stock and stock unit awards. Additionally, the January 2006 grants of restricted stock and stock units had total compensation cost of $11.5 million at the time of grant. During the first quarter of 2006, the Company recognized $0.8 million of expense, net of income tax, for vesting of restricted stock and stock units. Total unvested compensation cost was $13.2 million at March 31, 2006 with a weighted average remaining vesting period of 1.8 years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2006.

The following table reflects pro forma net income and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

March 31, 2005
(thousands)
Net income	$10,754
Deduct: Total stock – based compensation expense determined under fair value based method for stock option awards, net of related tax effect	(1,931)

Pro forma net income	$8,823

As reported
Basic net income per common share	$0.14
Diluted net income per common share	0.14

Pro forma
Basic net income per common share	$0.12
Diluted net income per common share	0.11

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

Stock Options

On January 3, 2006, a non-employee director of the Company received options to purchase a total of 2,401 shares of stock at a strike price of $44.39. These options will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.

The following table summarizes the Company’s stock option activity during the first quarter of 2006.

	Shares	Wtd Avg Exercise Price
Outstanding at beginning of year	2,840,695	$17.13
Granted	2,401	44.39
Exercised	(199,569)	7.17
Forfeited	(7,038)	11.01

Outstanding at the end of quarter	2,636,489	$17.92

Exercisable at March 31, 2006	2,160,064	$19.08

Weighted average fair value of options granted		$24.99

The stock options vested and exercisable at March 31, 2006 had an aggregate intrinsic value of $42.3 million and a weighted average remaining term of 2.8 years.

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the options issued.

First Quarter Ended March 31, 2006
Grant date	Jan 3, 2006
Risk-free interest rate	4.35%
Expected life (in years)	10.0
Expected volatility	37.3%
Dividend yield	—

Cash received from the exercise of stock options totaled $1.4 million in the first quarter 2006 and $1.1 million in the first quarter 2005. The intrinsic value of the options exercised in the first quarter 2006 was $6.7 million.

Restricted Stock Grants

During January 2006, the Company awarded 254,685 shares of restricted stock and stock units at a weighted average market price of $43.77. Of the stock awarded, 90,000 shares were awarded to executive officers as a retention award that will cliff vest in January 2009. The remaining restricted stock and stock unit awards will vest ratably over a three-year period. On January 3, 2006, the non-employee directors of the Company received a grant of 6,760 restricted shares at a market value of $44.39 per share. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.

The following table summarizes the Company’s restricted stock and stock unit activity during the first quarter of 2006.

	Shares	Wtd Avg Grant Date Fair Value
Outstanding at beginning of year	133,858	$33.73
Granted	261,445	43.78
Forfeited	(13,762)	30.02
Vested	(8,686)	33.57

Outstanding at the end of quarter	372,855	$40.92

The total fair value of shares vested during the three months ended was $0.6 million.

3. HEDGING

The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of March 31, 2006 and December 31, 2005 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party.

	March 31, 2006	December 31, 2005
	(in thousands)
Derivative assets:
Fixed price sale commitments	$158	$638
Natural gas financial collars	3,614	—

	$3,772	$638

Derivative liabilities:
Natural gas financial collars	$7,639	$44,480
Floating price natural gas financial swaps	153	463
Crude oil financial collars	1,388	320
Fixed price sale commitments	—	35

	$9,180	$45,298

The fair values of all natural gas and crude oil financial instruments and firm sale and purchase commitments as of March 31, 2006 and December 31, 2005 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.

At March 31, 2006, derivative assets of $2.8 million and derivative liabilities of $6.9 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $2.6 million of after-tax losses will be reclassified from other comprehensive income over the next twelve months.

4. LONG-TERM DEBT

Long-term debt consists of:

	March 31, 2006	December 31, 2005
	(in thousands)
Senior secured credit facility	$271,602	$357,788
Senior subordinated notes	350,000	—
Contingently convertible debentures, net of unamortized discount	147,909	147,881
Second lien mortgage notes payable	—	70,000
Other loans	663	746
Deferred gain – fair value interest hedge	—	117

	770,174	576,532
Less current maturities	(376)	(70,493)

	$769,798	$506,039

On March 16, 2006, the Company issued $350 million in principal amount of Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured, senior subordinated obligations of the Company and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require the Company to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions and mergers and consolidations. At March 31, 2006, the Company was in compliance with such covenants.

In March 2006, the Company used $70 million of the proceeds from the Senior Subordinated Notes to retire the second lien mortgage notes. As a result of the repayment, the Company recognized additional interest expense of $1.0 million consisting of a prepayment premium of $0.8 million and a charge of $0.3 million for associated unamortized deferred financing costs, partially offset by recognition of an associated deferred hedging gain of $0.1 million.

As of March 31, 2006, the Company’s borrowing base under its senior secured credit facility was $600 million, of which approximately $327.4 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. The Company was in compliance with all such covenants at March 31, 2006.

5. ASSET RETIREMENT OBLIGATIONS

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

During the three-month periods ended March 31, 2006 and 2005, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the consolidated statement of income for the period. At March 31, 2006 and December 31, 2005, retirement obligations classified as current were $0.1 million. The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Beginning asset retirement obligation	$20,965	$18,471
Additional liability incurred	946	202
Accretion expense	314	271
Change in estimates	29	—
Loss on settlement of liability	57	7
Asset retirement costs incurred	(69)	(13)
Currency translation adjustment	(15)	(43)

Ending asset retirement obligation	$22,227	$18,895

6. COMMITMENTS AND CONTINGENCIES

In August 2001, a group of royalty owners, Athel E. Williams et al., brought suit against the Company and three of its subsidiaries in the Circuit Court of Otsego County, Michigan. The suit alleges that Terra Energy Ltd, one of Quicksilver’s subsidiaries, underpaid royalties or overriding royalties to the 13 named plaintiffs and to a class of plaintiffs who have yet to be determined. The pleadings of the plaintiffs seek damages in an unspecified amount and injunctive relief against future underpayments. On January 21, 2005, the Circuit Court issued an order certifying certain claims to proceed on behalf of a class. The certification is currently under appeal with the Michigan Court of Appeals.

Based on information currently available to the Company, the Company’s management believes that the final resolution of this matter will not have a material effect on its financial position, results of operations, or cash flows.

As of March 31, 2006, the Company had entered into contracts for the use of eight drilling rigs in its drilling and exploration programs for periods ranging from one to three years at estimated day rates ranging from $15,500 to $21,500 per day. Each of the contracts requires payment of the specified day rate for the entire lease term of each contract regardless of the Company’s utilization of the drilling rigs. Under these contracts, the Company estimates $137.8 million will be paid as follows: $16.7 million in 2006; $51.3 million in 2007; $47.7 million in 2008; and, $22.1 million in 2009.

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

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following subsidiaries of Quicksilver are guarantors of Quicksilver’s Senior Subordinated Notes issued March 16, 2006: Mercury Michigan, Inc., Terra Energy Ltd., GTG Pipeline Corporation, Cowtown Pipeline Funding, Inc., Cowtown Pipeline Management, Inc., Terra Pipeline Company, Beaver Creek Pipeline, LLC, Cowtown Pipeline LP, and Cowtown Gas Processing, LP (collectively, the “Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned by Quicksilver. The guarantees are full and unconditional and joint and several. The condensed consolidating financial statements below present the financial position, results of operations and cash flows of Quicksilver, the Guarantor Subsidiaries and non-guarantor subsidiaries of Quicksilver.

Condensed Consolidating Balance Sheets

	March 31, 2006
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$221,834	$182,315	$49,919	$(241,446)	$212,622
Investments in subsidiaries (equity method)	325,456	8,809	—	(325,759)	8,506
Property and equipment, net	702,115	163,634	362,477	—	1,228,226
Other assets	20,126	—	1,075	—	21,201

Total assets	$1,269,531	$354,758	$413,471	$(567,205)	$1,470,555

LIABILITIES
Current liabilities	$172,733	$118,311	$58,601	$(241,446)	$108,199
Long-term liabilities	658,031	24,993	240,565	—	923,589
Stockholders’ equity	438,767	211,454	114,305	(325,759)	438,767

Total liabilities and stockholders’ equity	$1,269,531	$354,758	$413,471	$(567,205)	$1,470,555

	December 31, 2005
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$101,587	$201,458	$62,105	$(251,566)	$113,584
Investments in subsidiaries (equity method)	290,951	8,932	—	(291,530)	8,353
Property and equipment, net	638,355	141,193	332,454	—	1,112,002
Other assets	8,000	—	1,155	—	9,155

Total assets	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

LIABILITIES
Current liabilities	$247,065	$124,780	$91,911	$(251,566)	$212,190
Long-term liabilities	408,213	24,542	214,534		647,289
Stockholders’ equity	383,615	202,261	89,269	(291,530)	383,615

Total liabilities and stockholders’ equity	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

Condensed Consolidating Statement of Income

	For the Three Months Ended March 31, 2006
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenues	$54,968	$13,378	$32,367	$(1,063)	$99,650
Operating expenses	33,615	4,374	12,987	(1,063)	49,913
Income from equity affiliates	—	188	—	—	188

Income from operations	21,353	9,192	19,380	—	49,925
Equity in net earnings of subsidiaries	17,678	—	—	(17,678)	—
Interest expense and other	6,153	(2)	2 701	—	8,852
Income tax provision	5,343	3,218	4,977	—	13,538

Net income	$27,535	$5,976	$11,702	$(17,678)	$27 535

	For the Three Months Ended March 31, 2005
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenues	$26,412	$9,489	$19,917	$(569)	$55,249
Operating expenses	25,077	3,434	7,588	(569)	35,530
Income from equity affiliates	—	224	—	—	224

Income from operations	1,335	6,279	12,329	—	19,943
Equity in net earnings of subsidiaries	11,882	—	—	(11,882)	—
Interest expense and other	3,035	(4)	1,540	—	4,571
Income tax provision	(572)	2,199	2,991	—	4,618

Net income	$10,754	$4,084	$7,798	$(11,882)	$10,754

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended March 31, 2006
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Cash flow provided by operations	$13,486	$24,581	$25,272	$—	$63,339
Cash flow used for investing activities	(68,125)	(21,301)	(49,938)	—	(139,364)
Cash flow provided by financing activities	172,536	—	14,682	—	187,218
Effect of exchange rates on cash	—	—	246	—	246

Net increase (decrease) in cash & equivalents	117,897	3,280	(9,738)	—	111,439
Cash & equivalents at beginning of period	8,990	(4,410)	9,738	—	14,318

Cash & equivalents at end of period	$126,887	$(1,130)	$—	$—	$125,757

	For the Three Months Ended March 31, 2005
	Quicksilver Resources Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Cash flow provided by operations	$9,761	$2,101	$10,320	$—	$22,182
Cash flow used for investing activities	(27,029)	(3,770)	(28,416)	—	(59,215)
Cash flow provided by financing activities	12,036	—	16,761	—	28,797
Effect of exchange rates on cash	—	—	(352)	—	(352)

Net increase (decrease) in cash & equivalents	(5,232)	(1,669)	(1,687)	—	(8,588)
Cash & equivalents at beginning of period	10,428	1,080	4,439	—	15,947

Cash & equivalents at end of period	$5,196	$(589)	$2,752	$—	$7,359

8. RELATED PARTY TRANSACTIONS

As of March 31, 2006, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.

Quicksilver and its associated entities paid $0.3 million and $0.2 million for rent in the first three months of 2006 and 2005, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate. Rental rates were determined based on comparable rates charged by third parties. In February 2006, the Company entered into an amendment to its lease with PALP to increase the amount of office space covered thereby. In conjunction with this lease amendment, in February 2006, the Company also entered into a sublease for a portion of the property it leases from PALP to Mercury. The rental rate under the sublease was determined using comparable rates charged by third parties. During 2006, the Company has paid Regal Aviation LLC, an unrelated airplane management company, $0.1 million for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.

9. GEOGRAPHIC INFORMATION

The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred.

For the Three Months Ended	United States	Canada	Corporate	Consolidated
	(in thousands)
March 31, 2006
Revenues	$67,213	$32,437	$—	$99,650
Depletion, depreciation and accretion	10,352	7,199	122	17,673
Operating income	36,574	19,727	(6,376)	49,925
Property and equipment costs incurred	95,561	37,481	563	133,605

March 31, 2005
Revenues	$35,275	$19,974	$—	$55,249
Depletion, depreciation and accretion	7,918	4,305	149	12,372
Operating income	10,833	12,372	(3,262)	19,943
Property and equipment costs incurred	30,621	26,480	7	57,108

Fixed Assets – net
March 31, 2006	$863,386	$362,387	$2,453	$1,228,226

December 31, 2005	$777,330	$332,580	$2,092	$1,112,002

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current views, assumptions and expectations with respect to future events, outcomes, results or performance. Words such as “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual events, outcomes, results or performance may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause actual events, outcomes, results or performance to differ materially from the results contemplated by such forward-looking statements, or which could otherwise materially affect our financial condition, results of operations or cash flows, include:

•	changes in general economic conditions;

•	fluctuations in natural gas and crude oil prices;

•	failure or delays in achieving expected production from natural gas and crude oil exploration and development projects;

•	effects of hedging natural gas and crude oil prices;

•	uncertainties inherent in estimates of natural gas and crude oil reserves and predicting natural gas and crude oil reservoir performance;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	delays in obtaining oil field equipment and increases in drilling and other service costs;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2005.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

RESULTS OF OPERATIONS

Summary Financial Data

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Total operating revenues	$99,650	$55,249
Total operating expenses	49,913	35,530
Operating income	49,925	19,943
Net income	27,535	10,754

We recorded net income of $27.5 million ($0.34 per diluted share) for the three months ended March 31, 2006, compared to net income of $10.8 million ($0.14 per diluted share) for the first quarter of 2005.

Operating Revenues

Revenues for the first quarter of 2006 were $99.6 million; a $44.4 million increase from the $55.2 million reported for the three months ended March 31, 2005. Production revenue increased $43.8 million as a result of a 15% increase in sales volumes and a 56% increase in realized sales prices.

Gas, Oil and Related Product Sales

Sales volumes, revenues and average realized sales prices for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Natural gas, oil and NGL sales (in thousands)
United States	$66,685	$35,158
Canada	32,004	19,682

Total	$98,689	$54,840

Product sale revenues (in thousands)
Natural gas sales	$86,922	$47,868
Oil and condensate sales	8,393	5,916
NGL sales	3,374	1,056

Total	$98,689	$54,840

Average daily sales volume
Natural gas – Mcfd
United States	91,029	83,941
Canada	47,996	39,055

Total	139,025	122,996
Oil and condensate – Bbld
United States	1,590	1,426
Canada	—	1

Total	1,590	1,427
NGL – Bbld
United States	930	354
Canada	9	2

Total	939	356

	Three Months Ended March 31,
	2006	2005
Total sales – Mcfed
United States	106,150	94,622
Canada	48,052	39,075

Total	154,202	133,697

Unit prices - including impact of hedges
Natural gas - per Mcf
United States	$6.71	$3.73
Canada	7.40	5.60
Consolidated	6.95	4.32
Oil and condensate - per Bbl
United States	$58.64	$46.06
Canada	—	39.11
Consolidated	58.64	46.05
NGL - per Bbl
United States	$40.09	$32.92
Canada	21.29	34.60
Consolidated	39.91	32.93

Natural gas sales of $86.9 million for the first quarter of 2006 were 82% higher than the $47.9 million for the first quarter of 2005. A $2.63 per Mcf increase in average realized sales prices increased natural gas revenue $29.0 million. Natural gas revenue also increased $10.0 million because of a 13% increase in sales volumes as compared to the first quarter of 2005. Production from our coal bed methane (“CBM”) projects and conventional properties in Canada increased for the first quarter of 2006 by approximately 1.1 MMcf from the first quarter of 2005 as a result of new wells placed into production since March 31, 2005. Natural production declines partially offset the Canadian production increases. New productive wells in the Fort Worth Basin in north Texas increased sales volumes by approximately 1.3 MMcf for the first quarter of 2006 compared to the first quarter of 2005. U.S. production increases were partially offset by natural production declines.

Oil and condensate sales were $8.4 million for the three months ended March 31, 2006 compared to $5.9 million for the first quarter of 2005. Higher production, primarily from new productive wells in the Fort Worth Basin, increased revenue by $0.9 million compared to the prior year quarter. The average realized oil and condensate sales price for the first quarter of 2006 was $58.64 per Bbl compared to $46.05 per Bbl in the first quarter of 2005. Higher realized sales prices increased revenue by $1.6 million.

Our first quarter 2006 NGL sales increased $2.3 million to $3.4 million when compared to the first quarter of 2005. NGL production increased by almost 52,500 Bbl compared to the first quarter of 2005. NGL production in the Fort Worth Basin increased approximately 42,100 Bbl as a result of new productive wells and gas processing facilities in the Fort Worth Basin.

Operating Expenses

First quarter 2006 operating expenses were $49.9 million; an increase of $14.4 million over the $35.5 million of operating expenses incurred in the first quarter of 2005.

Oil and Gas Operations Expense

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per unit amounts)
Oil and gas operations expense
United States	$16,199	$13,501
Canada	5,211	3,474

Total	$21,410	$16,975

Oil and gas operations expense – per Mcfe
United States	$1.70	$1.59
Canada	1.20	0.99
Consolidated	1.54	1.41

Oil and gas operations expense was $21.4 million for the 2006 first quarter. The $4.4 million increase over the prior year quarter included a $1.7 million increase in Canadian production costs. Canadian operating costs were $5.2 million for the first quarter of 2006. Compared to the first quarter of 2005, production overhead increased $1.3 million. Compensation expense increased over $1.0 million, including $0.2 million for vesting of restricted stock and stock option awards, primarily as a result of an increase of 19 employees. Operation of gas facilities constructed in 2005 contributed to the remainder of the Canadian operating cost increase.

Oil and gas operations expense for U.S. operations increased $2.7 million from the prior year’s quarter to $16.2 million for the first quarter of 2006. The growth of our operations in the Fort Worth Basin increased operating expense approximately $2.8 million. The increases were primarily for transportation, processing, salt water disposal and equipment rentals. U.S. production overhead for the first three months of 2006 increased approximately $0.9 million as compared to the first quarter of 2005. Increased operating activity and the addition of employees in Texas contributed $0.5 million of the increase while vesting of restricted stock and stock option awards contributed approximately $0.2 million of the increase in U.S. production overhead. Increases in production overhead were partially offset by a $0.3 million decrease in expense for compressor overhauls and repairs in Michigan as well as smaller decreases in several other expense categories for the first quarter of 2006 as compared to the 2005 period.

Production and Ad Valorem Taxes

Production and ad valorem tax expense for the first three months of 2006 was $4.2 million compared to $2.7 million for the first quarter of 2005. Production taxes increased $1.0 million for the first quarter of 2006 as a result of higher sales volumes and sales prices during the period. The increase in ad valorem taxes for the 2006 period was primarily the result of additional assets constructed and acquired in conjunction with our drilling program in the Fort Worth Basin.

Depletion, Depreciation and Accretion

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per unit amounts)
Depletion	$14,797	$10,738
Depreciation of other fixed assets	2,562	1,363
Accretion	314	271

Total depletion, depreciation and accretion	$17,673	$12,372

Average depletion cost per Mcfe	$1.07	$0.89

Depletion for the first quarter of 2006 was $14.8 million and $4.1 million higher than depletion for the 2005 quarter primarily as a result of a 20% increase in the depletion rate and a 15% increase in sales volumes. Our depletion rate increased over the first quarter of 2005 as a result of our significant actual and estimated future capital expenditures and proved reserves added for our

Canadian CBM and Forth Worth Basin properties. The $1.2 million increase in depreciation for the first quarter of 2006 is associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Fort Worth Basin.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2006 was $6.3 million. The most significant increase in general and administrative expense for the first quarter of 2006 was the $1.9 million increase in employee compensation and benefits, including approximately $0.8 million of expense for vesting of restricted stock and stock option awards. Additionally, approximately 20 additional employees were employed in the corporate office during the first quarter of 2006 compared to the first quarter of 2005. Office rentals, insurance and other related expenses increased approximately $0.5 million as a result of additional office space and employees. Legal fees increased approximately $0.3 million for the first quarter of 2006 primarily as a result of a review of our debt indentures for our senior credit facility and second lien mortgage notes, and general corporate legal work handled by outside attorneys. Several smaller increases made up the remainder of the $0.4 million increase in general and administrative expense for the first quarter of 2006 as compared to the 2005 period.

Interest Expense

Interest expense for the first quarter of 2006 was $9.2 million, net of capitalized interest of $0.4 million, an increase of $4.5 million compared to the first quarter of 2005. Interest expense for the first quarter of 2006 included a charge of $1.0 million as a result of the prepayment of $70.0 million in principal amount of our second lien mortgage notes payable with a portion of the proceeds from the issuance of $350 million in principal amount of our senior subordinated notes. The $1.0 million charge consisted of a prepayment premium of $0.8 million and the write-off of $0.3 million of remaining deferred financing costs, partially offset by recognition of the remainder of an associated deferred hedging gain of $0.1 million. Recurring interest expense increased primarily as a result of higher debt levels during the first quarter of 2006. Higher interest rates during the first quarter of 2006 also contributed to increased interest expense.

Income Tax Expense

Our provision for income taxes increased $8.9 million from the prior year period as a result of higher pretax income for the first quarter of 2006. Our U.S. income tax provision of $8.6 million was established using the statutory U.S. federal rate of 35%. The Canadian tax provision of approximately $5.0 million was accrued at a Canadian combined federal and provincial statutory rate of 33.6% and included a current tax provision of $0.1 million.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Net cash from operations was $63.3 million for the three months ended March 31, 2006, an increase of $41.2 million compared to the same period in 2005. The increase was due primarily to additional net income for the first quarter of 2006 as compared to the 2005 period. Net income of $27.5 was $16.8 million higher than net income for the first quarter of 2005 primarily as a result of a 15% increase in sales volumes and a 56% increase in realized sales prices. Non-cash expenses including depletion, depreciation and amortization, deferred taxes, stock-based compensation and deferred financing costs increased for 2006 by $15.8 million.

Our principal sources of cash include sales of natural gas, crude oil and NGLs. During the three months ended March 31, 2006, sales under our long-term contracts with price floors covered 22% of our natural gas production. Additionally, price collars covered 58% of our 2006 first quarter production. As of May 1, 2006, we have price collars hedging our natural gas and crude oil production of approximately 73,400 Mcfd and 1,500 Bbld, respectively, for the remainder of 2006. The natural gas collars have weighted average price floors and caps of $7.27 per Mcf and $10.11 per Mcf, respectively, and the crude oil collars have average price floors and caps of $49.67 per Bbld and $83.22 per Bbld, respectively. We have hedged approximately 42,200 Mcfd of our estimated 2007 natural gas sales using price collars with average price floors and caps of $7.78 per Mcf and $12.34 per Mcf, respectively.

In the first quarter of 2006, we paid $140.0 million for property and equipment, an increase of $79.6 million when compared to the first quarter of 2005. Property and equipment costs incurred (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2006 period totaled $133.6 million, which consisted of $102.2 million expended for exploration and development activities, $22.3 million expended for construction of the Cowtown gas processing facility in Hood County, Texas and lateral extensions of the Cowtown pipeline and $7.9 million expended for Canadian gas processing facilities. Of the $73.1 million incurred for U.S. exploration and development, $63.6 million was spent in Texas, including $6.7 million for non-producing leasehold costs. Canadian leasehold costs were $1.7 million of the $29.0 million spent on Canadian exploration and development.

Three Months Ended March 31, 2006
(in thousands)
Exploration and development
United States	$73,080
Canada	29,004

Total exploration and development	102,084
Gas processing and transportation
United States	22,366
Canada	7,886

Total gas processing and transportation	30,252
Corporate and office	1,269

Total plant and equipment costs incurred	$133,605

Net cash provided by financing activities for the three months ended March 31, 2006 was $187.2 million. On March 16, 2006, we issued $350 million in principal amount of Senior Subordinated Notes due in 2016. The Senior Subordinated Notes are unsecured, senior subordinated obligations and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions, transfers or sales of assets and mergers and consolidations. At March 31, 2006, we were in compliance with such covenants.

In March 2006, we used $70 million of the proceeds of the Senior Subordinated Notes to retire our second lien mortgage notes. As a result of the repayment, we recognized additional interest expense of $1.0 million consisting of a prepayment premium of $0.8 million and a charge of $0.3 million for associated unamortized deferred financing costs, partially offset by recognition of an associated deferred hedging gain of $0.1 million. We also used approximately $128 million of the proceeds to repay a portion of the borrowings outstanding under the U.S. portion of our senior secured credit facility.

As of March 31, 2006, our borrowing base under our senior secured credit facility was $600 million, of which approximately $327.4 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with all such covenants at March 31, 2006.

As of March 31, 2006 and December 31, 2005, our total capitalization was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Senior secured credit facility	$271,602	$357,788
Senior subordinated notes	350,000	—
Convertible subordinated debentures	147,909	147,881
Second lien mortgage notes payable	—	70,000
Other loans	663	746
Deferred gain – fair interest hedge	—	117

Total debt	770,174	576,532
Stockholders’ equity	438,767	383,615

	$1,208,941	$960,147

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations as of March 31, 2006 is set forth below. This information should be read in conjunction with the information provided in the contractual obligations and commercial commitments table included in our Annual Report on Form 10-K for the period ended December 31, 2005.

Our outstanding long-term debt as of March 31, 2006, was $769.8 million, which includes $350 million in principal amount of Senior Subordinated Notes due in 2016. We pay interest semi-annually at a rate of 7.125% per annum. In March 2006, we used $70 million of the proceeds from issuance of the Senior Subordinated Notes to retire our second lien mortgage notes and approximately $128 million of the proceeds to repay some of the borrowings outstanding under the U.S. portion of our senior secured credit facility. In April 2006, we used an additional $64.5 million of the proceeds to repay the remaining borrowings outstanding under the U.S. portion of our senior secured credit facility outstanding.

At March 31, 2006, we were contractually obligated to purchase goods and services in connection with construction of two gas processing plants in Texas. For the first gas processing plant, we have $2.5 million remaining in purchase obligations including $1.5 million recorded as a liability at March 31, 2006. Our total remaining purchase obligations for construction and completion of the second gas processing plant at March 31, 2006 were $17.4 million including liabilities of $4.1 million recorded for goods received and services performed.

We lease drilling rigs from third parties for use in our development and exploration programs. At March 31, 2006 we had entered into the following contracts for use of eight drilling rigs:

Number of Drilling Rigs	Rate	Term
1	$15,500 per day	One year beginning in October 2005
1	$21,500 per day	Three years beginning June 2006
1	$18,500 per day	Two years beginning July 2006
1	$21,500 per day	Three years beginning September 2006
1	$18,500 per day	Two years beginning October 2006
1	$21,500 per day	Three years beginning October 2006
1	$21,500 per day	Three years beginning November 2006
1	$18,500 per day	Two years beginning January 2007

Each of the contracts requires payment of the specified day rate for the entire lease term regardless of our utilization of the drilling rigs. We estimate $137.8 million will be paid under the contracts as follows: $16.7 million in 2006; $51.3 million in 2007; $47.7 million in 2008; and, $22.1 million in 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. We adopted SFAS No. 123(R) on January 1, 2006. We previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost other than that for restricted stock and stock unit grants was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, we have applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock option awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock option awards granted before adoption of SFAS No. 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS No. 123. At January 1, 2006, we had total compensation cost of $1.1 million related to unvested stock options with a weighted average remaining vesting period of 1.5 years. We recorded $0.2 million of compensation expense in the first quarter of 2006 for stock option grants awarded prior to adoption of SFAS No. 123(R) and will recognize an additional $0.4 million of expense, net of income taxes, over the remainder of 2006. All compensation costs for restricted stock and stock unit grants was recorded as previously required under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We recorded compensation expense of $1.2 million and $0.1 million for all stock awards during the three-month periods ending March 31, 2006 and 2005, respectively.

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

Commodity Price Risk

We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 10.0 MMcfd and 25.0 MMcfd of natural gas for floor prices of $2.47 per Mcf and $2.49 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 3.8 MMcfd of the natural gas sold under these contracts during the first three months of 2006 were third-party volumes controlled by us.

As of May 1, 2006, we have hedged approximately 73.4 MMcfd of our natural gas production for the remaining nine months of 2006 using no-cost collars with a weighted average floor price of $7.27 per Mcf and a weighted average cap price of $10.11 per Mcf. We also have 1,500 Bbld of oil and condensate production hedged with price collars for the remainder of 2006.

Price collars have also been put in place to hedge 2007 natural gas production of approximately 42.2 MMcfd and first quarter 2008 natural gas production of approximately 20.0 MMcfd. Crude oil production of 2,000 Bbld has been hedged for the first half of 2007 using no-cost collars with a floor price of $50.00 per Bbl and a cap price of $85.85 per Bbl.

The following table summarizes our open financial hedge positions as of March 31, 2006 related to natural gas and crude oil production.

Product	Type	Remaining Contract Period	Volume	Weighted Avg Price per Mcf or Bbl	Fair Value
					(in thousands)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	$ 5.50- 8.10	$ (562)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	5.50- 8.25	(514)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	6.50- 8.25	(272)
Gas	Collar	Apr 2006-Oct 2006	10,000 Mcfd	6.50- 8.25	(545)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00- 8.35	(91)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00- 8.35	(91)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	7.00- 8.35	(91)
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00-10.10	897
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00-10.10	897
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00-10.20	910
Gas	Collar	Apr 2006-Oct 2006	5,000 Mcfd	8.00-10.20	910
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	7.50- 9.65	(2,143)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.00-14.72	(239)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.00-15.00	(393)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50-11.35	(814)
Gas	Collar	Nov 2006-Mar 2007	20,000 Mcfd	8.50-11.50	(757)
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.50	(236)
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.75	(150)
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.78	(77)
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.80	(67)
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.00	(351)
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.65	(246)
Oil	Collar	Apr 2006-Jun 2006	500 Bbld	47.00-62.20	(336)
Oil	Collar	Jul 2006-Jun 2007	1,000 Bbld	50.00-85.85	(526)
Oil	Collar	Jul 2006-Jun 2007	1,000 Bbld	50.00-85.85	(526)

				Total	$ (5,413)

Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. We also sell a portion of our natural gas under long-term natural gas sales contracts with market pricing. Up to 4.5 MMcfd of natural gas is committed at market price through May 2006. Additional natural gas volumes of 16.5 MMcfd are committed at market price through September 2008. Approximately 8.9 MMcfd of our natural gas production was sold under these contracts. The remaining contractual volumes were third-party volumes controlled by us.

We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments, the associated financial price swaps have qualified as fair value hedges. The following table summarizes our open financial derivative positions and hedged firm commitments as of March 31, 2006 related to natural gas marketing.

Product	Type	Contract Period	Volume	Weighted Avg Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts
Gas	Sale	Apr 2006	200 Mcfd	$ 10.25	$ 18
Gas	Sale	Apr 2006-Jun 2006	165 Mcfd	$ 7.27	3
Gas	Sale	Apr 2006-Dec 2006	480 Mcfd	$ 8.41	104
Gas	Sale	May 2006	1,000 Mcfd	$ 7.51	17
Gas	Sale	Jul 2006-Aug 2006	161 Mcfd	$ 9.10	16

					$158
Financial derivatives
Gas	Floating Price	Apr 2006	333 Mcfd		$ (29)
Gas	Floating Price	Apr 2006-Oct 2006	328 Mcfd		(16)
Gas	Floating Price	Apr 2006-Oct 2006	328 Mcfd		(96)
Gas	Floating Price	May 2006	968 Mcfd		(13)
Gas	Floating Price	Nov 2006-Dec 2006	328 Mcfd		1

					(153)

				Total-net	$ 5

Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $2.3 million and $9.6 million lower as a result of the hedging programs for the first three months of 2006 and 2005, respectively. Marketing revenue was $0.2 million and $0.3 million lower as a result of hedging activities in the first quarter of 2006 and 2005, respectively.

Interest Rate Risk

Our interest rate swap covering $75.0 million notional variable-rate debt ended on March 31, 2005. The interest rate swap converted a floating three-month LIBOR base to a 3.74% fixed-rate.

A gain of $0.3 million for the termination of an interest rate swap hedging $40.0 million of fixed-rate second lien mortgage notes in January 2004 was deferred and was being recognized over the period remaining to original maturity of our second lien mortgage notes. We repaid and retired the second lien mortgage notes in March 2006. The remaining deferred gain of $0.1 million was recognized upon retirement of these notes.

As a result of these swaps, interest expense was $0.1 million and $0.2 million lower, respectively, for the three months ended March 31, 2006 and 2005.

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the first quarter of 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

In January 2006, Quicksilver Resources Canada Inc., our Canadian subsidiary, implemented Qbyte FM software for its general ledger system. This implementation resulted in certain changes to processes and internal controls impacting financial reporting. While there are inherent risks involved with the implementation of any new system, management believes that it is adequately monitoring and managing the transition and that this change will enhance our internal control over financial reporting. There has been no other change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes to “ITEM 1A. Risk Factors” included in our Form 10-K for the year ended December 31, 2005.

ITEM 6. Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 13, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and the underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed March 14, 2006 and included herein by reference).

*3.1	Second Restated Certificate of Incorporation of Quicksilver Resources Inc.

*3.2	Certificate of Elimination of Special Voting Stock of Quicksilver Resources Inc.

*3.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc.

4.1	First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).

10.1	Fifth Amendment to Combined Credit Agreement, dated as of January 13, 2006, among Quicksilver Resources Inc., MGV Energy Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed January 19, 2006 and included herein by reference).

10.2	Seventh Amendment to Note Purchase Agreement, dated as of January 18, 2006, among Quicksilver Resources Inc., certain of its subsidiaries listed therein, BNP Paribas, collateral agent and the purchasers identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 19, 2006 and included herein by reference).

10.3	Description of Quicksilver Resources Inc. 2005 Cash Bonus Plan for Executive Officers (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 1, 2006 and included herein by reference).

10.4	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006

Quicksilver Resources Inc.

By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Philip W. Cook
Philip W. Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 13, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and the underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed March 14, 2006 and included herein by reference).

*3.1	Second Restated Certificate of Incorporation of Quicksilver Resources Inc.

*3.2	Certificate of Elimination of Special Voting Stock of Quicksilver Resources Inc.

*3.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc.

4.1	First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).

10.1	Fifth Amendment to Combined Credit Agreement, dated as of January 13, 2006, among Quicksilver Resources Inc., MGV Energy Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed January 19, 2006 and included herein by reference).

10.2	Seventh Amendment to Note Purchase Agreement, dated as of January 18, 2006, among Quicksilver Resources Inc., certain of its subsidiaries listed therein, BNP Paribas, collateral agent and the purchasers identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 19, 2006 and included herein by reference).

10.3	Description of Quicksilver Resources Inc. 2005 Cash Bonus Plan for Executive Officers (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 1, 2006 and included herein by reference).

10.4	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.