Form 10-Q
period 2006-06-30
QUICKSILVER RESOURCES INC
filed 2006-08-04
CIK 1060990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-14837
Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2756163
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 West Rosedale, Suite 300, Fort Worth, Texas (Address of principal executive offices)	76104 (Zip Code)
(817) 665-5000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 31, 2006

Common Stock, $0.01 par value	77,539,205

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quicksilver Resources Inc.
Fort Worth, Texas
We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of June 30, 2006, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three- and six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
August 4, 2006

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$21,718	$14,318
Accounts receivable, net of allowance for doubtful accounts	48,752	76,121
Current deferred income taxes	—	14,614
Other current assets	28,103	8,531

Total current assets	98,573	113,584

Investments in and advances to equity affiliates	8,521	8,353

Property, plant and equipment – net (“full cost”)	1,340,792	1,112,002

Other assets	27,182	9,155

	$1,475,068	$1,243,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$376	$70,493
Accounts payable	35,875	48,409
Accrued derivative obligations	455	40,632
Accrued liabilities	46,507	52,656

Total current liabilities	83,213	212,190

Long-term debt	721,694	506,039

Derivative obligations	665	4,631

Asset retirement obligations	23,056	20,891

Deferred income taxes	142,806	115,728

Minority interest	4,523	—

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized, respectively, and 79,926,559 and 78,650,110 shares issued, respectively	799	787
Paid in capital in excess of par value	233,016	211,843
Treasury stock of 2,579,414 and 2,571,611 shares, respectively	(10,832)	(10,353)
Accumulated other comprehensive income (loss)	31,265	(12,382)
Retained earnings	244,863	193,720

Total stockholders’ equity	499,111	383,615

	$1,475,068	$1,243,094

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In thousands, except for per share data – Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Oil, gas and related product sales	$88,536	$67,843	$187,225	$122,683
Other revenue	929	697	1,890	1,106

Total revenues	89,465	68,540	189,115	123,789

Expenses
Oil and gas production costs	24,220	17,041	45,630	34,016
Production and ad valorem taxes	1,986	3,311	6,159	5,990
Other operating costs	546	654	949	1,045
Depletion, depreciation and accretion	17,954	13,017	35,627	25,389
Provision for bad debts	—	88	—	88
General and administrative	5,437	4,618	11,691	7,731

Total expenses	50,143	38,729	100,056	74,259

Income (loss) from equity affiliates	(80)	215	108	439

Operating income	39,242	30,026	89,167	49,969

Other income-net	(498)	(118)	(848)	(204)
Interest expense	10,566	4,776	19,768	9,433

Income before income taxes and minority interest	29,174	25,368	70,247	40,740
Income tax expense	5,555	8,183	19,093	12,801
Minority interest	11	—	11	—

Net income	$23,608	$17,185	$51,143	$27,939

Other comprehensive income, net of income taxes
Reclassification adjustments – hedge settlements	(2,324)	2,433	(830)	8,637
Unrealized gain (loss) on derivative instruments	16,094	4,333	39,566	(5,930)
Foreign currency translation adjustments	4,907	(528)	4,911	(1,208)

Comprehensive income	$42,285	$23,423	$94,790	$29,438

Basic net income per common share	$0.31	$0.23	$0.67	$0.37
Diluted net income per common share	$0.29	$0.21	$0.63	$0.35

Weighted average common shares outstanding
Basic	76,723	75,751	76,383	75,619
Diluted	83,089	82,474	82,949	82,268
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$51,143	$27,939
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	35,627	25,389
Deferred income taxes	19,063	12,528
Non-cash compensation	2,819	500
Amortization of deferred loan costs	1,255	701
Income from equity affiliates	(108)	(439)
Minority interest	11	—
Non-cash (gain) loss from hedging activities	77	(287)
Other non-cash items	129	58
Changes in assets and liabilities
Accounts receivable	27,369	(2,844)
Current and other assets	(13,674)	(3,685)
Accounts payable	(1,423)	2,542
Accrued and other liabilities	9,502	(1,459)

Net cash provided by operating activities	131,790	60,943

Investing activities:
Purchases of property, plant and equipment	(279,713)	(132,515)
Return of investment in equity affiliates	365	315
Proceeds from sales of properties	4,854	1,190

Net cash used for investing activities	(274,494)	(131,010)

Financing activities:
Issuance of debt	408,742	59,823
Repayments of debt	(271,719)	(161)
Proceeds from exercise of stock options	18,366	1,508
Minority interest contributions	4,506	—
Purchase of treasury stock	(479)	—
Payment for fractional shares	—	(18)
Debt issuance costs	(9,192)	(107)

Net cash provided by financing activities	150,224	61,045

Effect of exchange rates on cash	(120)	283

Net increase (decrease) in cash and cash equivalents	7,400	(8,739)

Cash and cash equivalents at beginning of period	14,318	15,947

Cash and cash equivalents at end of period	$21,718	$7,208

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and its income, comprehensive income and cash flows for the three- and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
     Certain share data presented as of dates prior to June 30, 2005 has been adjusted to reflect the effect of stock splits effected in the form of stock dividends that were paid in June 2004 and 2005.
Net Income per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three- and six-month periods ended June 30, 2006 and 2005. Outstanding options to purchase 2,401 shares were excluded from the diluted net income per share calculation for the periods ended June 30, 2006 as those options were out of the money and, therefore, considered to be antidilutive.

	Three Months Ended		Six Months Ended June
	June 30,		30,
	2006	2005	2006	2005
	(in thousands, expect per share amounts)
Net income	$23,608	$17,185	$51,143	$27,939
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	475	950	950

Net income available to stockholders assuming conversion of contingently convertible debentures	$24,083	$17,660	$52,093	$28,889

Weighted average common shares-basic	76,723	75,751	76,383	75,619

Effect of dilutive securities:
Employee stock options	1,110	1,678	1,327	1,657
Employee stock awards	348	137	331	84
Contingently convertible debentures	4,908	4,908	4,908	4,908

Weighted average common shares-diluted	83,089	82,474	82,949	82,268

Basic net income per common share	$0.31	$0.23	$0.67	$0.37

Diluted net income per common share	$0.29	$0.21	$0.63	$0.35

Recently Issued Accounting Standards
     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing FIN 48 and evaluating its potential impact.
2. STOCK-BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation expense for restricted stock and stock unit grants was reflected in net income, but no compensation expense was recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     The Company adopted SFAS 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock option awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock option awards granted before adoption of SFAS 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS 123. At January 1, 2006, the Company had total compensation cost $1.1 million related to unvested stock options with a weighted average remaining vesting period of 1.5 years. The Company recorded expense of $0.3 million, net of income taxes, for stock options in the first six months of 2006. At June 30, 2006, the Company had $0.8 million of expense remaining in unrecognized compensation cost for the unvested portion of stock options awarded prior to 2006.
     At January 1, 2006, the Company had total compensation cost of $3.2 million related to unvested restricted stock and stock unit awards. Additionally, grants of restricted stock and stock units through June 30, 2006 had total compensation cost of $11.7 million at the time of grant. During the first six months of 2006, the Company recognized $2.4 million of expense for vesting of restricted stock and stock units. Total unvested compensation cost was $12.4 million at June 30, 2006 with a weighted average remaining vesting period of 1.6 years.
     Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statement of cash flows for the quarterly period ended June 30, 2006.

     The following table reflects pro forma net income and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)
Net income	$17,185	$27,939
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	950
Deduct: Total stock – based compensation expense determined under fair value based method for stock option awards, net of related tax effect	(1,907)	(3,838)

Pro forma net income available to stockholders assuming conversion of contingently convertible debentures	$15,753	$25,051

As reported
Basic net income per common share	$0.23	$0.37
Diluted net income per common share	0.21	0.35

Pro forma
Basic net income per common share	$0.20	$0.32
Diluted net income per common share	0.19	0.31
Employee Stock Plans
1999 and 2004 Plans
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
     Under terms of the 1999 Plan and 2004 Plan, retention stock awards and options were granted to officers, employees and non-employee directors at an exercise price that was not less than 100% of the fair market value on the date of grant. Under the terms of the 2004 Plan, options were granted to non-employee directors at an exercise price that is not less than 100% of the fair market value on the date of grant. Incentive stock options and non-qualified options may not be exercised more than ten years from date of grant.
2006 Equity Plan
     On March 17, 2006, the Board of Directors of the Company approved the Company’s 2006 Equity Plan, subject to stockholder approval, and recommended that the 2006 Equity Plan be submitted to the Company’s stockholders at the annual meeting of stockholders in 2006. On May 23, 2006, the Company’s stockholders approved the 2006 Equity Plan. Upon approval of the 2006 Equity Plan, seven million shares of common stock were reserved for issuance pursuant to grants of stock options, appreciation rights, restricted shares, restricted stock units, performances shares and performances units and senior executive plan bonuses. Executive officers, other employees, consultants and non-employee directors of the Company or a subsidiary of the Company are eligible to participate in the 2006 Equity Plan. Under the terms of the 2006 Equity Plan, options may be granted at an exercise price that is not less than 100% of the fair market value on the date of grant and may not be exercised more than ten years from the date of grant. Upon approval of the 2006 Equity Plan, the Company ceased to grant additional awards under the 1999 Plan and the 2004 Plan.

Stock Options
     On January 3, 2006, a non-employee director of the Company received options to purchase a total of 2,401 shares of stock at a strike price of $44.39. These options will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     The following table summarizes the Company’s stock option activity during the first six months of 2006.

		Wtd Avg
		Exercise
	Shares	Price
Outstanding at beginning of year	2,840,695	$17.13
Granted	2,401	44.39
Exercised	(1,019,271)	18.02
Forfeited	(16,632)	11.01

Outstanding at period end	1,807,193	$16.71

Exercisable at June 30, 2006	1,340,962	$18.13

Weighted average fair value of options granted		$24.99

     The stock options vested and exercisable at June 30, 2006 had an aggregate intrinsic value of $25.0 million and a weighted average remaining term of 2.6 years.
     The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the options issued.

Six Months Ended June 30, 2006
Grant date	Jan 3, 2006
Risk-free interest rate	4.35%
Expected life (in years)	10.0
Expected volatility	37.3%
Dividend yield	—
     Cash received from the exercise of stock options totaled $18.4 million and $1.5 million for the first six months of 2006 and 2005, respectively. The intrinsic value of the options exercised in the first half of 2006 was $24.7 million.
Restricted Stock
     In January 2006, the Company awarded 254,685 shares of restricted stock and stock units at a weighted average market price of $43.77. Of the stock awarded, 90,000 shares were awarded to executive officers as a retention award that will vest in January 2009. The remaining restricted stock and stock unit awards will vest ratably over a three-year period. On January 3, 2006, the non-employee directors of the Company received a grant of 6,760 restricted shares at a market value of $44.39 per share. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     In April 2006, the Company awarded 6,309 shares of restricted stock and stock units at a price of $37.95. An additional 193,258 shares of restricted stock and stock units were awarded in July 2006 at a market price of $32.87. Both awards will vest ratably over a three-year period.
     The following table summarizes the Company’s restricted stock and stock unit activity during the first half of 2006.

		Wtd Avg
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	133,858	$33.73
Granted	267,754	43.64
Vested	(46,462)	33.79
Forfeited	(10,276)	37.25

Outstanding at period end	344,874	$41.31

     The total fair value of shares vested during the six months ended June 30, 2006 was $2.1 million.

3. HEDGING
     The estimated fair values of all hedge derivatives and the associated fixed price firm sale and purchase commitments as of June 30, 2006 and December 31, 2005 are provided below. The associated carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party.

	June 30,	December 31,
	2006	2005
	(in thousands)
Derivative assets:
Fixed price sale commitments	$207	$638
Floating price natural gas basis swaps	5	—
Natural gas financial collars	20,044	—

	$20,256	$638

Derivative liabilities:
Natural gas financial collars	$3,034	$44,480
Crude oil financial collars	1,344	320
Floating price natural gas financial swaps	211	463
Floating price natural gas basis swaps	57	—
Fixed price sale commitments	—	35

	$4,646	$45,298

     The fair values of all natural gas and crude oil financial instruments and firm sale and purchase commitments as of June 30, 2006 and December 31, 2005 were estimated based on market prices of natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.
     At June 30, 2006, deferred cash flow hedge gains of $10.4 million and deferred cash flow hedge losses of $0.2 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $5.9 million of after-tax gains will be reclassified from other comprehensive income over the next twelve months.
4. LONG-TERM DEBT
     Long-term debt consists of:

	June 30,	December 31,
	2006	2005
	(in thousands)
Senior secured credit facility	$223,557	$357,788
Senior subordinated notes	350,000	—
Contingently convertible debentures, net of unamortized discount	147,937	147,881
Second lien mortgage notes payable	—	70,000
Other loans	576	746
Deferred gain – fair value interest hedge	—	117

	722,070	576,532
Less current maturities	(376)	(70,493)

	$721,694	$506,039

     On March 16, 2006, the Company issued $350 million in principal amount of Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured, senior subordinated obligations of the Company and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require the Company to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions and mergers and consolidations. At June 30, 2006, the Company was in compliance with such covenants.
     In March 2006, the Company used $70 million of the proceeds from the issuance of the Senior Subordinated Notes to retire the second lien mortgage notes. As a result of the repayment, the Company recognized additional interest expense of $1.0 million consisting of a prepayment premium of $0.8 million and a charge of $0.3 million for associated unamortized deferred financing costs, partially offset by recognition of an associated deferred hedging gain of $0.1 million.
     The Company also used proceeds from the Senior Subordinated Notes to pay down its $192.5 million of borrowings under the U.S. portion of its credit facility in March and April. As of June 30, 2006, the Company’s borrowing base under its senior secured credit facility was $600 million, of which approximately $375.4 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. The Company was in compliance with all such covenants at June 30, 2006.
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
     During the six-month periods ended June 30, 2006 and 2005, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the condensed consolidated statement of income for the period. At June 30, 2006 and December 31, 2005, retirement obligations classified as current were $0.1 million. The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the six-month periods ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Beginning asset retirement obligation	$20,965	$18,471
Additional liability incurred	1,186	474
Accretion expense	649	552
Change in estimates	29	—
Asset retirement costs incurred	(122)	(77)
Loss on settlement of liability	96	14
Currency translation adjustment	326	(80)

Ending asset retirement obligation	$23,129	$19,354

6. INCOME TAXES
     In May 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. As the tax base for computing Texas margin tax is derived from an income-based measure, the Company has determined the margin tax is an income tax and, therefore, the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based upon the new margin tax and recorded a $0.9 million deferred tax provision for the Texas margin tax in the second quarter of 2006.
     Tax rate reductions were enacted during the second quarter by the Canadian federal government as well as several provinces. As required by SFAS 109, the Company’s Canadian deferred income tax balances were revalued to reflect the changes in these tax rates. The Company recorded a $3.8 million income tax benefit for the three- and six-months ended June 30, 2006 as a result of the Canadian rate reductions.

7. MINORITY INTEREST
     In April 2006, Quicksilver contributed its Cowtown gas processing facility to Cowtown Gas Processing Partners LP (“Processing Partners”) for a 95% interest in Processing Partners (1% interest as the general partner and 94% as a limited partner) through its wholly-owned subsidiary Cowtown Gas Processing LP, which will operate the Processing Partners. A minority owner contributed $1.4 million to Processing Partners for a 5% limited partnership interest in Processing Partners. Additionally, Quicksilver contributed its Cowtown pipeline assets to Cowtown Pipeline Partners LP (“Pipeline Partners”) for a 93% interest in Pipeline Partners (1% as the general partner and 92% as a limited partner) through its wholly-owned subsidiary Cowtown Pipeline LP, which will operate Pipeline Partners. Two minority owners contributed a total of $3.1 million to Pipeline Partners for limited partnership interests totaling 7%.
8. COMMITMENTS AND CONTINGENCIES
     In August 2001, a group of royalty owners, Athel E. Williams et al., brought suit against the Company and three of its subsidiaries in the Circuit Court of Otsego County, Michigan. The suit alleges that Terra Energy Ltd, one of Quicksilver’s subsidiaries, underpaid royalties or overriding royalties to the 13 named plaintiffs and to a class of plaintiffs who have yet to be determined. The pleadings of the plaintiffs seek damages in an unspecified amount and injunctive relief against future underpayments. On January 21, 2005, the Circuit Court issued an order certifying certain claims to proceed on behalf of a class. On July 25, 2006, the Michigan Court of Appeals reversed the certification of all claims on appeal and remanded the case to the trial court for further proceedings. Based on information currently available to the Company, the Company’s management believes that the final resolution of this matter will not have a material effect on its financial position, results of operations, or cash flows.
     As of June 30, 2006, the Company had entered into contracts for the use of eight drilling rigs in its drilling and exploration programs for periods ranging from one to three years at estimated day rates ranging from $15,500 to $21,500 per day. Each of the contracts requires payment of the specified day rate for the entire lease term of each contract regardless of the Company’s utilization of the drilling rigs. Under these contracts, the Company estimates $135.8 million will be paid as follows: $24.7 million in 2006; $46.9 million in 2007; $41.1 million in 2008; and $23.1 million in 2009.
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
9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Condensed Consolidating Balance Sheets

	June 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$115,415	$230,106	$45,330	$(292,278)	$98,573
Investments in subsidiaries (equity method)	446,758	99,985	—	(537,222)	8,521
Property and equipment, net	778,947	86,489	475,356	—	1,340,792
Other assets	26,186	—	996	—	27,182

Total assets	$1,367,306	$415,580	$521,682	$(829,500)	$1,475,068

LIABILITIES
Current liabilities	$263,399	$77,000	$35,092	$(292,278)	$83,213
Long-term liabilities	604,796	24,554	263,394	—	892,744
Stockholders’ equity	499,111	314,026	223,196	(537,222)	499,111

Total liabilities and stockholders’ equity	$1,367,306	$415,580	$521,682	$(829,500)	$1,475,068

	December 31, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$101,587	$201,458	$62,105	$(251,566)	$113,584
Investments in subsidiaries (equity method)	290,951	8,932	—	(291,530)	8,353
Property and equipment, net	638,355	141,193	332,454	—	1,112,002
Other assets	8,000	—	1,155	—	9,155

Total assets	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

LIABILITIES
Current liabilities	$247,065	$124,780	$91,911	$(251,566)	$212,190
Long-term liabilities	408,213	24,542	214,534	—	647,289
Stockholders’ equity	383,615	202,261	89,269	(291,530)	383,615

Total liabilities and stockholders’ equity	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

Condensed Consolidating Statement of Income

	For the Three Months Ended June 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$53,875	$10,727	$28,582	$(3,719)	$89,465
Operating expenses	34,341	3,850	15,671	(3,719)	50,143
Income (loss) from equity affiliates	2	(82)	—	—	(80)

Income from operations	19,536	6,795	12,911	—	39,242
Equity in net earnings of subsidiaries	15,978	148	—	(16,126)	—
Interest expense and other	6,787	11	3,281	—	10,079
Income tax provision	5,119	2,374	(1,938)	—	5,555

Net income	$23,608	$4,558	$11,568	$(16,126)	$23,608

	For the Three Months Ended June 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$38,370	$10,821	$20,052	$(703)	$68,540
Operating expenses	26,531	4,641	8,260	(703)	38,729
Income from equity affiliates	24	191	—	—	215

Income from operations	11,863	6,371	11,792	—	30,026
Equity in net earnings of subsidiaries	11,677	—	—	(11,677)	—
Interest expense and other	3,354	(40)	1,344	—	4,658
Income tax provision	3,001	2,244	2,938	—	8,183

Net income	$17,185	$4,167	$7,510	$(11,677)	$17,185

	For the Six Months Ended June 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$108,843	$24,105	$60,949	$(4,782)	$189,115
Operating expenses	67,956	8,224	28,658	(4,782)	100,056
Income from equity affiliates	2	106	—	—	108

Income from operations	40,889	15,987	32,291	—	89,167
Equity in net earnings of subsidiaries	33,656	148	—	(33,804)	—
Interest expense and other	12,940	9	5,982	—	18,931
Income tax provision	10,462	5,592	3,039	—	19,093

Net income	$51,143	$10,534	$23,270	$(33,804)	$51,143

	For the Six Months Ended June 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$64,782	$20,310	$39,969	$(1,272)	$123,789
Operating expenses	51,608	8,075	15,848	(1,272)	74,259
Income from equity affiliates	24	415	—	—	439

Income from operations	13,198	12,650	24,121	—	49,969
Equity in net earnings of subsidiaries	23,559	—	—	(23,559)	—
Interest expense and other	6,389	(44)	2,884	—	9,229
Income tax provision	2,429	4,443	5,929	—	12,801

Net income	$27,939	$8,251	$15,308	$(23,559)	$27,939

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$32,019	$39,917	$59,854	$—	$131,790
Cash flow used for investing activities	(148,436)	(37,392)	(88,666)	—	(274,494)
Cash flow provided by financing activities	123,526	—	26,698	—	150,224
Effect of exchange rates on cash	—	—	(120)	—	(120)

Net increase (decrease) in cash & equivalents	7,109	2,525	(2,234)	—	7,400
Cash & equivalents at beginning of period	8,990	(4,410)	9,738	—	14,318

Cash & equivalents at end of period	$16,099	$(1,885)	$7,504	$—	$21,718

	For the Six Months Ended June 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$29,767	$7,088	$24,088	$—	$60,943
Cash flow used for investing activities	(65,360)	(10,050)	(55,600)	—	(131,010)
Cash flow provided by financing activities	34,222	—	26,823	—	61,045
Effect of exchange rates on cash	—	—	283	—	283

Net decrease in cash & equivalents	(1,371)	(2,962)	(4,406)	—	(8,739)
Cash & equivalents at beginning of period	10,428	1,080	4,439	—	15,947

Cash & equivalents at end of period	$9,057	$(1,882)	$33	$—	$7,208

10. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Interest	$12,982	$9,174
Income taxes	$3	$857

     Other non-cash transactions are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Noncash investing activities – changes in working capital associated with property and equipment	$(26,950)	$(1,615)
11. RELATED PARTY TRANSACTIONS
     As of June 30, 2006, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.
     Quicksilver and its associated entities paid $0.6 million and $0.4 million for rent in the first six months of 2006 and 2005, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate. Rental rates were determined based on comparable rates charged by third parties. In February 2006, the Company entered into an amendment to its lease with PALP to increase the amount of office space covered thereby. In conjunction with this lease amendment, in February 2006, the Company also entered into a sublease with Mercury for a portion of the property it leases from PALP. The rental rate under the sublease was determined using comparable rates charged by third parties. During 2006, the Company has paid Regal Aviation LLC, an unrelated airplane management company, $0.2 million for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.
12. GEOGRAPHIC INFORMATION
     The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred.

	United
For the Three Months Ended	States	Canada	Corporate	Consolidated
	(in thousands)
June 30, 2006
Revenues	$63,393	$26,072	$—	$89,465
Depletion, depreciation and accretion	11,273	6,484	197	17,954
Operating income	31,570	13,306	(5,634)	39,242
Property and equipment costs incurred	104,926	13,587	644	119,157

June 30, 2005
Revenues	$48,351	$20,189	$—	$68,540
Depletion, depreciation and accretion	8,604	4,267	146	13,017
Operating income	22,874	11,916	(4,764)	30,026
Property and equipment costs incurred	53,447	23,286	289	77,022

	United
For the Six Months Ended	States	Canada	Corporate	Consolidated
June 30, 2006
Revenues	$130,606	$58,509	$—	$189,115
Depletion, depreciation and accretion	21,625	13,683	319	35,627
Operating income	68,144	33,033	(12,010)	89,167
Property and equipment costs incurred	200,487	51,068	1,207	252,762

	United
For the Six Months Ended	States	Canada	Corporate	Consolidated
June 30, 2005
Revenues	$83,625	$40,164	$—	$123,789
Depletion, depreciation and accretion	16,522	8,572	295	25,389
Operating income	33,707	24,288	(8,026)	49,969
Property and equipment costs incurred	84,068	49,766	296	134,130

Fixed Assets – net
June 30, 2006	$956,988	$380,798	$3,006	$1,340,792

December 31, 2005	$777,330	$332,580	$2,092	$1,112,002

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

RESULTS OF OPERATIONS
Summary Financial Data
Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Total operating revenues	$89,465	$68,540
Total operating expenses	50,143	38,729
Operating income	39,242	30,026
Net income	23,608	17,185
     We recorded net income of $23.6 million ($0.29 per diluted share) for the three months ended June 30, 2006, compared to net income of $17.2 million ($0.21 per diluted share) for the second quarter of 2005.
Operating Revenues
     Revenues for the second quarter of 2006 were $89.5 million; a $21.0 million increase from the $68.5 million reported for the three months ended June 30, 2005. Production revenue increased $20.7 million as a result of a 19% increase in sales volumes and a 10% increase in realized sales prices.
Gas, Oil and Related Product Sales
     Sales volumes, revenues and average realized sales prices for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006	2005
Natural gas, oil and NGL sales (in thousands)
United States	$62,608	$47,777
Canada	25,928	20,066

Total	$88,536	$67,843

Product sale revenues (in thousands)
Natural gas sales	$72,735	$59,913
Oil and condensate sales	9,533	6,425
NGL sales	6,268	1,505

Total	$88,536	$67,843

Average daily sales volume
Natural gas – Mcfd
United States	94,585	87,596
Canada	49,624	37,985

Total	144,209	125,581
Oil and condensate – Bbld
United States	1,688	1,569
Canada	1	—

Total	1,689	1,569
NGL – Bbld
United States	1,623	486
Canada	25	11

Total	1,648	497

	Three Months Ended June 30,
	2006	2005
Total sales – Mcfed
United States	114,451	99,914
Canada	49,780	38,061

Total	164,231	137,975

Unit prices — including impact of hedges
Natural gas — per Mcf
United States	$5.45	$5.00
Canada	5.71	5.80
Consolidated	5.54	5.24

Oil and condensate — per Bbl
United States	$62.03	$45.01
Canada	51.43	—
Consolidated	62.03	45.01

NGL — per Bbl
United States	$41.55	$33.14
Canada	57.36	39.03
Consolidated	41.80	33.27
     Natural gas sales of $72.7 million for the second quarter of 2006 were 21% higher than the $60.0 million for the second quarter of 2005. A $0.30 per Mcf increase in average realized sales prices increased natural gas revenue $3.4 million. Natural gas revenue also increased $9.3 million because of a 15% increase in sales volumes as compared to the second quarter of 2005. Production from our coal bed methane (“CBM”) projects in Canada increased for the second quarter of 2006 by approximately 1.5 MMcf as compared to the second quarter of 2005 as a result of new wells placed into production during the past twelve months. Natural production declines partially offset the Canadian production increases. New productive wells in the Fort Worth Basin in north Texas increased sales volumes by approximately 1.4 MMcf for the second quarter of 2006 compared to the second quarter of 2005. New productive wells in Michigan added an additional 0.2 MMcf of production. U.S. production increases were partially offset by natural production declines.
     Oil and condensate sales were $9.5 million for the three months ended June 30, 2006 compared to $6.4 million for the second quarter of 2005. The average realized oil and condensate sales price for the second quarter of 2006 was $62.03 per Bbl compared to $45.01 per Bbl for the second quarter of 2005. Higher realized sales prices increased revenue by $2.4 million. New productive wells in the Fort Worth Basin added 18,000 Bbl to 2006 second quarter oil sales and were partially offset by natural production declines in other producing areas. The net increase in oil production improved revenue and condensate by an additional $0.7 million compared to the prior year quarter.
     Our second quarter 2006 NGL sales increased $4.8 million to $6.3 million when compared to the second quarter of 2005. NGL production increased by almost 105,000 Bbl compared to the second quarter of 2005. NGL production in the Fort Worth Basin increased approximately 101,000 Bbl as a result of new productive wells and the processing of gas in our facilities in the Fort Worth Basin.

Operating Expenses
     Second quarter 2006 operating expenses were $50.1 million; an increase of $11.4 million over the $38.7 million of operating expenses incurred in the first quarter of 2005.
Oil and Gas Operations Expense

	Three Months Ended
	June 30,
	2006	2005
	(in thousands, except per unit
	amounts)
Oil and gas operations expense
United States	$18,429	$13,550
Canada	5,791	3,491

Total	$24,220	$17,041

Oil and gas operations expense – per Mcfe
United States	$1.78	$1.46
Canada	1.28	1.01
Consolidated	1.62	1.36
     Oil and gas operations expense was $24.2 million for the second quarter of 2006. The $7.2 million increase over the prior year quarter included a $2.2 million increase in Canadian production costs. Canadian operating costs were $5.8 million for the second quarter of 2006. Compared to the second quarter of 2005, Canadian production overhead increased $1.3 million. Compensation expense increased over $1.0 million, including $0.3 million for vesting of restricted stock unit and stock option awards, primarily as a result of the addition of 21 employees since June 30, 2005 and the award of restricted stock units in early 2006. Lease operating expenses and workover expenses increased $0.5 million and $0.2 million, respectively, while operation of gas facilities constructed in 2005 contributed to the remainder of the Canadian operating cost increase.
     Oil and gas operations expense for the U.S. was $18.4 million for the second quarter of 2006. Second quarter 2006 U.S. operations expense increased $4.9 million from expense of $13.5 million for the second quarter of 2005. The growth of our operations in the Fort Worth Basin increased operating expense approximately $3.5 million. Operation of our pipeline and gas processing facilities increased expense $2.0 million for the second quarter of 2006 and was partially offset by a $0.9 million decrease in third party processing fees compared to the second quarter of 2005. A spill of salt water during the second quarter of 2006 resulted in additional expense for Texas operations of approximately $1.0 million. The addition of 26 employees in Texas contributed $1.2 million of the $1.5 million increase in production overhead expense. Operating expense for Michigan increased $1.9 million for the 2006 second quarter when compared to the second quarter of 2005. Approximately $1.0 million of the increase was the result of environmental clean-up and remediation associated with Michigan gathering lines and facilities and $0.5 million was due to higher lease operating expenses. The remaining $0.4 million increase in expense for the second quarter of 2006 was associated with the operation of compression and processing facilities in Michigan.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the second quarter of 2006 was $2.0 million compared to $3.3 million for the second quarter of 2005. Production taxes decreased $1.3 million for the second quarter of 2006 as a result of Michigan production tax refunds of approximately $1.7 million for the period from January 2004 through June 2006. Partially offsetting the decrease was a $0.3 million increase in ad valorem taxes for the 2006 period that was primarily the result of additional assets constructed and acquired in conjunction with our drilling program in the Fort Worth Basin.
Depletion, Depreciation and Accretion

	Three Months Ended June 30,
	2006	2005
	(in thousands, except per unit amounts)
Depletion	$14,874	$10,860
Depreciation of other fixed assets	2,745	1,875
Accretion	335	282
Total depletion, depreciation and accretion	$17,954	$13,017

Average depletion cost per Mcfe	$1.00	$0.86

     Depletion for the second quarter of 2006 was $14.9 million and $4.0 million higher than depletion for the second quarter of 2005. Higher depletion was primarily as a result of a 15% increase in the depletion rate and a 19% increase in sales volumes. Our depletion rate increased over the second quarter of 2005 as a result of our significant actual and estimated future capital expenditures and proved reserves added for our Canadian CBM and Forth Worth Basin properties. The $0.9 million increase in depreciation for the second quarter of 2006 is primarily associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Fort Worth Basin.
General and Administrative Expense
     General and administrative expense for the three months ended June 30, 2006 was $5.4 million compared to $4.6 million for the quarter ended June 30, 2005. The most significant increase in general and administrative expense for the second quarter of 2006 was the $1.8 million increase in employee compensation and benefits, including approximately $0.7 million of expense for vesting of restricted stock and stock option awards. The increase was primarily the result of the restricted stock awards made in early 2006 and an additional 36 employees employed in the corporate office as of June 30, 2006 compared to June 30, 2005. Expenses including legal, accounting and engineering fees decreased for the second quarter of 2006 as compared to the 2005 quarter and partially offset the increases in compensation and benefits expense.
Interest Expense
     Interest expense for the second quarter of 2006 was $10.6 million, net of capitalized interest of $0.4 million, an increase of $5.8 million compared to the second quarter of 2005. Interest expense for the second quarter of 2006 increased primarily as a result of the $265 million increase in debt outstanding at the end of second quarter of 2006 as compared to the balance at June 30, 2005. In March 2006, the Company issued $350 million in principal amount of our senior subordinated notes. A portion of the proceeds from the issuance were used to pay down debt previously outstanding. Higher interest rates, including Canadian prime rates paid on the Canadian portion of our senior credit facility, during the second quarter of 2006 also contributed to increased interest expense.
Income Tax Expense
     Our provision for income taxes decreased $2.6 million from the prior year period to $5.6 million. Our U.S. federal income tax provision of $6.7 million was established using the statutory U.S. federal rate of 35%. The increase of $1.4 million was the result of higher U.S. operating income. A deferred state income tax provision of $0.9 million was recorded as a result of the newly enacted Texas Margin Tax. The Canadian deferred federal tax provision was a tax benefit of approximately $1.9 million that included a reduction of $3.8 million for the effect of federal and provincial tax rate reductions that were enacted in the second quarter of 2006.
Summary Financial Data
Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Total operating revenues	$189,115	$123,789
Total operating expenses	100,056	74,259
Operating income	89,167	49,969
Net income	51,143	27,939
     We recorded net income of $51.1 million ($0.63 per diluted share) for the six months ended June 30, 2006, compared to net income of $27.9 million ($0.35 per diluted share) for the first half of 2005.
Operating Revenues
     Revenues for the first half of 2006 were $189.1 million; a $65.3 million increase from the $123.8 million reported for the six months ended June 30, 2005. Production revenue increased $64.5 million as a result of a 17% increase in sales volumes and a 30% increase in realized sales prices.

Gas, Oil and Related Product Sales
     Sales volumes, revenues and average realized sales prices for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
Natural gas, oil and NGL sales (in thousands)
United States	$129,293	$82,935
Canada	57,932	39,748

Total	$187,225	$122,683

Product sale revenues (in thousands)
Natural gas sales	$159,657	$107,781
Oil and condensate sales	17,926	12,341
NGL sales	9,642	2,561

Total	$187,225	$122,683

Average daily sales volume
Natural gas – Mcfd
United States	92,817	85,778
Canada	48,814	38,673

Total	141,631	124,451
Oil and condensate – Bbld
United States	1,639	1,498
Canada	1	—

Total	1,640	1,498
NGL – Bbld
United States	1,279	420
Canada	17	7

Total	1,296	427
Total sales – Mcfed
United States	110,323	97,282
Canada	48,921	38,722

Total	159,244	136,004

Unit prices — including impact of hedges
Natural gas — per Mcf
United States	$6.06	$4.38
Canada	6.54	5.67
Consolidated	6.23	4.78

Oil and condensate — per Bbl
United States	$60.40	$45.51
Canada	53.21	—
Consolidated	60.39	45.51

NGL — per Bbl
United States	$41.02	$33.05
Canada	47.98	38.29
Consolidated	41.12	33.13
     Natural gas sales of $160.0 million for the first six months of 2006 were 48% higher than natural gas revenue of $107.8 million for the first half of 2005. A $1.45 per Mcf increase in average realized sales prices increased natural gas revenue $32.5 million. Natural gas revenue also increased $19.3 million because of a 14% increase in sales volumes as compared to the first six months of 2005. Production from our CBM projects in Canada increased for the first half of 2006 by approximately 2.7 MMcf from the 2005 period as a result of new wells placed into production. Natural production declines partially offset the Canadian production increases. New productive wells in the Fort Worth Basin in north Texas and Michigan increased sales volumes by approximately 2.7 MMcf and 0.3 MMcf, respectively, for the first half of 2006 compared to the first six months of 2005. U.S. production increases were also partially offset by natural production declines.
     Oil and condensate sales were $17.9 million for the six months ended June 30, 2006 compared to $12.3 million for the first half of 2005. Higher realized sales prices increased revenue by $4.0 million. The average realized oil and condensate sales price for the first half of 2006 increased $14.88 per Bbl to $60.39 when compared to prices for the first half of 2005. Higher production, primarily from new productive wells in the Fort Worth Basin, increased revenue by $1.5 million compared to the prior year period.
     Our sales of NGLs for the first six months of 2006 increased $7.1 million to $9.6 million when compared to the first half of 2005. NGL production increased by approximately 157,000 Bbl compared to the first half of 2005. NGL production in the Fort Worth Basin increased approximately 143,000 Bbl as a result of new productive wells and the processing of gas in our facilities in the Fort Worth Basin.
Operating Expenses
     Operating expenses for the first six months of 2006 were $100.1 million; an increase of $25.8 million over the $74.3 million of operating expenses incurred in the first half of 2005.
Oil and Gas Operations Expense

	Six Months Ended June 30,
	2006	2005
	(in thousands, except per unit amounts)
Oil and gas operations expense
United States	$34,628	$27,051
Canada	11,002	6,965

Total	$45,630	$34,016

Oil and gas operations expense – per Mcfe
United States	$1.74	$1.52
Canada	1.24	0.99
Consolidated	1.59	1.38
     Oil and gas operations expense was $45.6 million for the first half of 2006. The $11.6 million increase over the prior year quarter included a $4.0 million increase in Canadian production costs. Canadian operating costs were $11.0 million for the first half of 2006. Compared to the first six months of 2005, production overhead increased $2.7 million. Compensation expense increased over $2.1 million, including $0.4 million for vesting of restricted stock unit and stock option awards, primarily as a result of expense recognized for 2006 award of restricted stock units and an increase of 21 employees. Increased office rent and support expenses further increased production overhead expense by $0.6 million. Operation of gas facilities constructed in 2005 contributed approximately $1.0 million of the expense increase, net of a $0.2 million decrease in processing fees paid to third parties and an increase of over $0.5 million for well workover expenses made up the remainder of the Canadian operating cost increase.
     Oil and gas operations expense for U.S. operations increased $7.6 million from the prior year’s period to $34.7 million for the first six months of 2006. The growth of our operations in the Fort Worth Basin increased operating expense approximately $7.2 million. The commencement of operation of our Texas gas facility and pipeline added 2006 operating expense of approximately $3.0 million. A $2.1 million increase in Texas lease operating expense was primarily related to salt water disposal, equipment rentals and clean-up of a salt water spill that occurred during the second quarter. Overhead costs in Texas were the result of increased operating activity and the addition of 36 Texas employees that resulted in $2.0 million of additional expense. Expense for restricted stock and stock option awards to U.S. operations employees contributed approximately $0.3 million of the increase in U.S. operations expense for the 2006 period primarily as a result of the 2006 awards of restricted stock.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the first six months of 2006 was $6.2 million compared to $6.0 million for the first half of 2005. During the second quarter, we identified approximately $1.7 million in production tax refunds applicable to the period from January 2004 through June 2006 due to the Company from the state of Michigan. Offsetting this decrease were production taxes increases of $1.1 million for the first half of 2006 as a result of higher sales volumes and sales prices during the period. A $0.7 million increase in ad valorem taxes for the 2006 period was primarily the result of additional assets constructed and acquired in conjunction with our drilling program in the Fort Worth Basin.

Depletion, Depreciation and Accretion

	Six Months Ended June
	30,
	2006	2005
	(in thousands, except per unit
	amounts)
Depletion	$29,671	$21,598
Depreciation of other fixed assets	5,307	3,238
Accretion	649	553

Total depletion, depreciation and accretion	$35,627	$25,389

Average depletion cost per Mcfe	$1.03	$0.88
     Depletion for the first half of 2006 was $29.7 million, an $8.1 million increase from the comparable 2005 period primarily as a result of a 17% increase in the depletion rate and a 17% increase in sales volumes. Our depletion rate increased over the first half of 2005 as a result of our significant actual and estimated future capital expenditures and proved reserves added for our Canadian CBM and Forth Worth Basin properties. The $2.1 million increase in depreciation for the first half of 2006 is associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Fort Worth Basin.
General and Administrative Expense
     General and administrative expense for the six months ended June 30, 2006 was $11.7 million compared to $7.7 million for the first six months of 2005. The most significant increase in general and administrative expense for the first half of 2006 was the $3.7 million increase in employee compensation and benefits, including approximately $1.5 million of expense for vesting of restricted stock and stock option awards. Restricted stock awards granted in 2006 and the addition of approximately 36 employees in the corporate office since June 30, 2005 were the primary factors increasing compensation expense. Office rent and insurance expenses increased approximately $0.3 million as a result of additional office space and employees.
Interest Expense
     Interest expense for the first six months of 2006 was $19.8 million, net of capitalized interest of $0.8 million, an increase of $10.3 million compared to the first half of 2005. Interest expense for the first half of 2006 included a charge of $1.0 million as a result of the prepayment of $70.0 million in principal amount of our second lien mortgage notes payable with a portion of the proceeds from the issuance of $350 million in principal amount of our senior subordinated notes. The $1.0 million charge consisted of a prepayment premium of $0.8 million and the write-off of $0.3 million of remaining deferred financing costs, partially offset by recognition of the remainder of an associated deferred hedging gain of $0.1 million. Recurring interest expense increased primarily as a result of higher debt levels during the first half of 2006. Higher interest rates, including the Canadian prime rates paid on the Canadian debt outstanding under the senior credit facility, during the first half of 2006 also contributed to increased interest expense.
Income Tax Expense
     Our provision for income taxes increased $6.3 million from the prior year period as a result of higher pretax income for the first half of 2006 partially offset by reduction of Canadian deferred federal tax liabilities required upon tax rate reductions enacted in the second quarter of 2006. Our U.S. deferred federal income tax provision of $15.2 million was established using the statutory U.S. federal rate of 35%. The increase of $8.4 million was the result of higher U.S. operating income. A deferred state income tax provision of $0.9 million was recorded as a result of the newly enacted Texas Margin Tax. The Canadian deferred federal tax provision was approximately $3.0 million and included a reduction of $3.8 million for the effect of federal and provincial tax rate reductions that were enacted in the second quarter of 2006.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
     Net cash from operations was $131.7 million for the six months ended June 30, 2006, an increase of $70.8 million compared to the same period in 2005. The increase was due in part to additional net income for the first half of 2006 as compared to the 2005 period. Net income of $51.1 million was $23.2 million higher than net income for the first half of 2005 primarily as a result of a 17% increase in sales volumes and a 30% increase in realized sales prices. Non-cash expenses including depletion, depreciation and amortization, deferred taxes, stock-based compensation and deferred financing costs increased for 2006 by $20.0 million.
     Our principal sources of cash include sales of natural gas, crude oil and NGLs. During the six months ended June 30, 2006, sales under our long-term contracts with price floors covered 21% of our natural gas production. Additionally, price collars covered 50% of our production for the six months ended June 30, 2006. At July 31, 2006, we have price collars hedging our natural gas, crude oil, condensate and NGL production of approximately 80.0 MMcfd and 2.0 MBbld, respectively, for the remainder of 2006. The natural gas collars have weighted average price floors and ceilings of $7.37 per Mcf and $10.43 per Mcf, respectively, and the crude oil collars have average price floors and ceilings of $50.00 per Bbld and $85.85 per Bbld, respectively. We have hedged approximately 87.4 MMcfd of our estimated 2007 natural gas sales using price collars with average price floors and ceilings of $7.93 per Mcf and $12.18 per Mcf, respectively. Approximately 40.0 MMcfd of our first quarter 2008 natural gas sales are hedged with average price floors and ceilings of $8.50 and $13.68, respectively.
     In the first half of 2006, we paid $279.7 million for property and equipment, an increase of $147.2 million when compared to the first half of 2005. Property and equipment costs incurred (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2006 period totaled $252.8 million, which consisted of $201.4 million expended for exploration and development activities, $41.3 million expended for construction of the our gas processing facility in Hood County, Texas lateral extensions of our North Texas pipeline and $7.9 million expended for Canadian gas processing facilities. Of the $158.5 million incurred for U.S. exploration and development, $141.6 million was spent in Texas, including $14.8 million for non-producing leasehold costs.

Six Months
Ended
June 30, 2006
(in thousands)
Exploration and development
United States	$158,496
Canada	42,952

Total exploration and development	201,448
Gas processing and transportation
United States	41,268
Canada	7,870

Total gas processing and transportation	49,138
Corporate and office	2,176

Total plant and equipment costs incurred	$252,762

     Net cash provided by financing activities for the six months ended June 30, 2006 was $150.2 million. On March 16, 2006, we issued $350 million in principal amount of Senior Subordinated Notes due in 2016. The Senior Subordinated Notes are unsecured, senior subordinated obligations and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions, transfers or sales of assets and mergers and consolidations. At June 30, 2006, we were in compliance with such covenants.
     In March 2006, we used $70 million of the proceeds of the Senior Subordinated Notes to retire our second lien mortgage notes. As a result of the repayment, we recognized additional interest expense of $1.0 million consisting of a prepayment premium of $0.8 million and a charge of $0.3 million for associated unamortized deferred financing costs, partially offset by recognition of an associated deferred hedging gain of $0.1 million. We also used approximately $192.5 million of the proceeds to repay the borrowings outstanding under the U.S. portion of our senior secured credit facility.
     As of June 30, 2006, our borrowing base under our senior secured credit facility was $600 million, of which approximately $375.4 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with all such covenants at June 30, 2006.

     As of June 30, 2006 and December 31, 2005, our total capitalization was as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Senior secured credit facility	$223,557	$357,788
Senior subordinated notes	350,000	—
Convertible subordinated debentures	147,937	147,881
Second lien mortgage notes payable	—	70,000
Other loans	576	746
Deferred gain – fair interest hedge	—	117

Total debt	722,070	576,532
Stockholders’ equity	499,111	383,615

	$1,221,181	$960,147

Financial Position
     The following impacted our balance sheet as of June 30, 2006, as compared to our balance sheet as of December 31, 2005:
•	A $10.1 million and $6.1 million increase in our current and deferred derivative assets, respectively, reflecting the relative decrease in natural gas prices as compared to the price collars that hedge a portion of our future natural gas and crude oil production at June 30, 2006. The increase in our current derivative assets and decrease in our current derivative liabilities resulted in a $14.6 million decrease in our current deferred tax asset at June 30, 2006.

•	A $228.8 million increase in our net property, plant and equipment assets includes approximately $252.8 million in capital costs incurred for development, exploitation and exploration of our oil and gas properties as well as additional pipeline and gas processing assets in Texas.

•	Our current portion of long-term debt has decreased $70.0 million. Our second lien mortgage notes were retired with a portion of the proceeds from the issuance of the senior subordinated notes in March 2006.

•	A $40.2 million and $4.0 million decrease in our current and deferred derivative obligations, respectively, reflecting the relative decrease in natural gas prices as compared to the price floors and caps of our natural gas and crude oil collars at June 30, 2006.

•	Our long-term debt has increased $215.7 million as a result of the issuance of our $350.0 million senior subordinated notes and the $30.9 million increase in the Canadian portion of our senior credit facility to finance Canadian capital expenditures. Partially offsetting these additional borrowings was the repayment of $165.0 million of debt outstanding on the U.S. portion of our senior credit facility at December 31, 2005, as well as an additional $27.5 million repayment of 2006 borrowings, with a portion of the proceeds from the issuance of our senior subordinated notes.
Contractual Obligations and Commercial Commitments
     Information regarding our contractual obligations as of June 30, 2006 is set forth below. This information should be read in conjunction with the information provided in the contractual obligations and commercial commitments table included in our Annual Report on Form 10-K for the period ended December 31, 2005.
     Our outstanding long-term debt as of June 30, 2006, was $722.1 million, which includes $350 million in principal amount of Senior Subordinated Notes due in 2016. We pay interest semi-annually at a rate of 7.125% per annum. In March 2006, we used $70 million of the proceeds from issuance of the Senior Subordinated Notes to retire our second lien mortgage notes. In March and April 2006, we used an additional $192.5 million of the proceeds to repay the remaining borrowings outstanding under the U.S. portion of our senior secured credit facility outstanding.
     At June 30, 2006, we were contractually obligated to purchase goods and services in connection with construction of two gas processing plants in Texas. For the first gas processing plant, we have $3.6 million remaining in purchase obligations including liabilities of $3.1 million recorded for goods received and services performed at June 30, 2006. Our total remaining purchase obligations for construction and completion of the second gas processing plant at June 30, 2006 were $12.5 million.

     We lease drilling rigs from third parties for use in our development and exploration programs. At June 30, 2006 we had the following contracts for use of eight drilling rigs:

Number of Drilling
Rigs	Rate	Term
1	$15,500 per day	One year beginning October 2005
1	$18,500 per day	Two years beginning May 2006
1	$21,500 per day	Three years beginning August 2006
1	$18,500 per day	Two years beginning September 2006
1	$21,500 per day	Three years beginning September 2006
1	$18,500 per day	Two years beginning October 2006
1	$21,500 per day	Three years beginning October 2006
1	$21,500 per day	Three years beginning November 2006
     Each of the contracts requires payment of the specified day rate for the entire lease term regardless of our utilization of the drilling rigs. We estimate $135.8 million will be paid under the contracts as follows: $24.7 million in 2006; $46.9 million in 2007; $41.1 million in 2008; and, $23.1 million in 2009.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. We adopted SFAS 123(R) on January 1, 2006. We previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation expense for restricted stock and stock unit grants was reflected in net income, but no compensation expense was recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     We adopted SFAS 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, we have applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock awards granted before adoption of SFAS 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS 123. At January 1, 2006, we had total compensation cost of $1.1 million related to unvested stock options with a weighted average remaining vesting period of 1.5 years. We recorded expense of $0.3 million in the first half of 2006 for stock option grants.
     At January 1, 2006, we had total compensation cost of $3.2 million related to unvested restricted stock and stock unit awards. Additionally, the January 2006 grants of restricted stock and stock units had total compensation cost of $11.7 million at the time of grant. We recorded expense of $2.4 million in the first half of 2006 for restricted stock and stock unit grants.
     The FASB recently issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 and evaluating its potential impact.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.
     Our primary risk exposure is related to fluctuations in natural gas and crude oil commodity prices. We have mitigated the risk of adverse price movements through the use of swaps and collars; however, we have also limited future gains from favorable movements.
Commodity Price Risk
     We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 10.0 MMcfd and 25.0

MMcfd of natural gas for floor prices of $2.47 per Mcf and $2.49 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 4.4 MMcfd of the natural gas sold under these contracts during the first six months of 2006 were third-party volumes controlled by us.
     As of June 30, 2006, we have hedged approximately 80.0 MMcfd of our natural gas production for the remainder of 2006 using collars with a weighted average floor price of $7.37 per Mcf and a weighted average ceiling price of $10.43 per Mcf. We also have 2,000 Bbld of crude oil, condensate and NGL production hedged with crude oil price collars for the remainder of 2006. The current crude oil collars have a floor price of $50.00 per Bbl and a ceiling price of $85.85 per Bbl.
     Price collars have also been put in place to hedge 2007 natural gas production of approximately 87.4 MMcfd and first quarter 2008 natural gas production of approximately 40.0 MMcfd. Crude oil, condensate and NGL production of 2,000 Bbld has also been hedged for the first half of 2007 with crude oil collars.
     The following table summarizes our open financial hedge positions as of June 30, 2006 related to natural gas and crude oil production.

				Weighted Avg
		Remaining Contract		Price per
Product	Type	Period	Volume	Mcf or Bbl	Fair Value
					(in thousands)
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	$5.50– 8.10	$(2)
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	5.50– 8.25	9
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	6.50– 8.25	320
Gas	Collar	Jul 2006-Oct 2006	10,000 Mcfd	6.50– 8.25	639
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	7.00– 8.35	556
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	7.00– 8.35	556
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	7.00– 8.35	556
Gas	Collar	Jul 2006-Apr 2007	10,000 Mcfd	7.50-11.00	259
Gas	Collar	Jul 2006-Apr 2007	10,000 Mcfd	7.50-11.15	314
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	8.00-10.10	1,074
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	8.00-10.10	1,074
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	8.00-10.20	1,134
Gas	Collar	Jul 2006-Oct 2006	5,000 Mcfd	8.00-10.20	1,134
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	7.50– 9.65	(1,712)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.00-14.72	114
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.00-15.00	310
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50-11.35	(353)
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50-11.50	(300)
Gas	Collar	Jan 2007-Dec 2007	10,000 Mcfd	9.00–12.10	2,213
Gas	Collar	Jan 2007-Dec 2007	20,000 Mcfd	9.00–12.10	4,427
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.50	478
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.75	549
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.78	279
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.80	281
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.00	1,868
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.05	1,898
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.00	(389)
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.65	(276)
Oil	Collar	Jul 2006-Jun 2007	1,000 Bbld	50.00-85.85	(672)
Oil	Collar	Jul 2006-Jun 2007	1,000 Bbld	50.00-85.85	(672)

				Total	$15,666

     Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. A portion of our natural gas production is sold under long-term natural gas sales contracts with market pricing. Additional natural gas volumes of 16.5 MMcfd are committed at market price through September 2008. Approximately 8.3 MMcfd of our natural gas production was sold under these contracts. The remaining contractual volumes were third-party volumes controlled by us.
     We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments, the associated financial price swaps have qualified as fair value hedges. The following table summarizes our open financial derivative positions and hedged firm commitments as of June 30, 2006 related to natural gas marketing.

				Weighted Avg
Product	Type	Contract Period	Volume	Price per Mcf	Fair Value
					(in
					thousands)
Fixed price sale contracts
Gas	Sale	Jul 2006	194 Mcfd	$7.44	$10
Gas	Sale	Jul 2006	600 Mcfd	$7.06	24
Gas	Sale	Jul 2006-Aug 2006	164 Mcfd	$9.10	33
Gas	Sale	Jul 2006-Dec 2006	426 Mcfd	$8.47	140

					$207

Financial derivatives
Gas	Floating Basis	Jul 2006-May 2007	3,284 Mcfd		$(57)
Gas	Floating Basis	Dec 2006-Jan 2007	968 Mcfd		5
Gas	Floating Price	Jul 2006	645 Mcfd		(23)
Gas	Floating Price	Jul 2006	323 Mcfd		(5)
Gas	Floating Price	Jul 2006-Oct 2006	325 Mcfd		(63)
Gas	Floating Price	Jul 2006-Oct 2006	325 Mcfd		(108)
Gas	Floating Price	Nov 2006-Dec 2006	328 Mcfd		(12)

					(263)

				Total-net	$(56)

     Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $1.2 million higher and $13.3 million lower as a result of the hedging programs for the first six months of 2006 and 2005, respectively. Marketing revenue was $0.3 million lower as a result of hedging activities for both of the six month periods ending June 30, 2006 and 2005.
Interest Rate Risk
     Our interest rate swap covering $75.0 million notional variable-rate debt ended on March 31, 2005. The interest rate swap converted a floating three-month LIBOR rate to a 3.74% fixed-rate.
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
     As a result of these swaps, interest expense was $0.1 million and $0.2 million lower, respectively, for the six months ended June 30, 2006 and 2005.
ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the second quarter of 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
     As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in August 2001, a group of royalty owners, Athel Williams et al., brought suit against us and three of our subsidiaries in the Circuit Court of Otsego County, Michigan. On January 21, 2005, the Circuit Court issued an order certifying certain claims to proceed on behalf of a class. On July 25, 2006, the Michigan Court of Appeals reversed the certification of all claims on appeal and remanded the case to the trial court for further proceedings. Based on information currently available to us, we believe that the final resolution of this matter will not have a material effect on our financial condition, results of operations, or cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The following items of business were presented to the stockholders at the annual meeting held on May 23, 2006.
Election of Directors
     At the meeting, three directors were elected to serve terms expiring at the Company’s Annual Meeting of Stockholders to be held in 2009. The vote with respect to the election of these directors was as follows:

		Total Vote
	Total Vote for	Withheld for
Name	Each Director	Each Director
Glenn Darden	71,571,549	522,540

James A. Hughes	71,709,833	384,256

W. Yandell Rogers, III	71,699,146	394,943
Thomas F. Darden, Steven Morris, Anne Darden Self and Mark Warner continue to serve as directors of the Company.
Ratification of Appointment of Independent Registered Public Accounting Firm
     At the meeting, the stockholders ratified the appointment by the Company’s Audit Committee of Deloitte & Touche as our independent registered public accounting firm for fiscal year ending December 31, 2006. The vote on such proposal was as follows:

For	71,739,185
Against	269,573
Abstentions	85,331
Approval of Quicksilver’s Amended and Restated Certificate of Incorporation
     At the meeting, stockholders approved the Quicksilver Resources Inc. Amended and Restated Certificate of Incorporation as follows:

For	71,012,774
Against	988,807
Abstentions	92,508
Approval of Quicksilver’s 2006 Equity Plan
     At the meeting, stockholders approved the Quicksilver Resources Inc. 2006 Equity Plan as follows:

For	51,330,378
Against	14,678,613
Abstentions	105,849

ITEM 6. Exhibits:

Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 23, 2006.

3.2	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 4.3 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).

10.1	Quicksilver Resources Inc. 2006 Executive Bonus Program (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2006 and included herein by reference).

10.2	Quicksilver Resources Inc. 2006 Equity Plan (filed as Appendix C to Quicksilver Resources Inc. Proxy Statement filed April 7, 2006 and included herein by reference).

10.3	Form of Restricted Share Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.4	Form of Restricted Stock Unit Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.5	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.8	Form of Non-Employee Director Restricted Share Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.9	Form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2006

Quicksilver Resources Inc.

By:	/s/ Glenn Darden Glenn Darden
President and Chief Executive Officer

By:	/s/ Philip W. Cook Philip W. Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 23, 2006.

3.2	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 4.3 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).

10.1	Quicksilver Resources Inc. 2006 Executive Bonus Program (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2006 and included herein by reference).

10.2	Quicksilver Resources Inc. 2006 Equity Plan (filed as Appendix C to Quicksilver Resources Inc. Proxy Statement filed April 7, 2006 and included herein by reference).

10.3	Form of Restricted Share Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.4	Form of Restricted Stock Unit Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.5	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.8	Form of Non-Employee Director Restricted Share Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

10.9	Form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the 2006 Equity Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith