Form 10-Q
period 2006-09-30
QUICKSILVER RESOURCES INC
filed 2006-11-07
CIK 1060990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-14837
Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2756163
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

777 West Rosedale, Suite 300, Fort Worth, Texas	76104
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding as of October 31,
Title of Class	2006

Common Stock, $0.01 par value	77,537,805

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quicksilver Resources Inc.
Fort Worth, Texas
We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
November 6, 2006

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,363	$14,318
Accounts receivable, net of allowance for doubtful accounts	68,373	76,121
Current derivative assets	49,472	603
Current deferred income taxes	—	14,614
Other current assets	20,861	7,928

Total current assets	142,069	113,584

Investments in and advances to equity affiliates	8,657	8,353

Property, plant and equipment – net (“full cost”)	1,500,705	1,112,002

Non-current derivative assets	12,894	—

Other assets	20,782	9,155

	$1,685,107	$1,243,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$376	$70,493
Accounts payable	78,661	48,409
Accrued liabilities	58,106	52,656
Derivative obligations	159	40,632
Current deferred income taxes	17,058	—

Total current liabilities	154,360	212,190

Long-term liabilities
Long-term debt	797,287	506,039
Non-current derivative obligations	—	4,631
Asset retirement obligations	21,811	20,891
Deferred income taxes	151,990	115,728
Minority interest	4,617	—

Total other-long term liabilities	975,705	647,289

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized, respectively, and 80,113,675 and 78,650,110 shares issued, respectively	801	787
Paid in capital in excess of par value	235,084	211,843
Treasury stock of 2,579,441 and 2,571,069 shares, respectively	(10,833)	(10,353)
Accumulated other comprehensive income (loss)	62,266	(12,382)
Retained earnings	267,724	193,720

Total stockholders’ equity	555,042	383,615

	$1,685,107	$1,243,094

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In thousands, except for per share data — Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Oil, gas and related product sales	$98,150	$82,204	$285,375	$204,887
Other revenue	1,063	1,569	2,953	2,675

Total revenues	99,213	83,773	288,328	207,562
Expenses
Oil and gas production costs	24,602	19,396	70,232	53,342
Production and ad valorem taxes	4,502	3,876	10,661	9,866
Other operating costs	300	249	1,249	1,364
Depletion, depreciation and accretion	19,933	13,873	55,560	39,262
General and administrative	6,245	5,381	17,936	13,200

Total expenses	55,582	42,775	155,638	117,034

Income from equity affiliates	210	230	318	669

Operating income	43,841	41,228	133,008	91,197

Other income-net	(167)	(253)	(1,015)	(457)
Interest expense	11,040	5,589	30,808	15,022

Income from continuing operations before income taxes and minority interest	32,968	35,892	103,215	76,632
Income tax expense	10,046	11,199	29,139	24,000
Minority interest	61	—	72	—

Income from continuing operations	22,861	24,693	74,004	52,632
Gain from discontinued operations, net of income tax	—	62	—	62

Net income	$22,861	$24,755	$74,004	$52,694

Other comprehensive income, net of income taxes
Reclassification adjustments – hedge settlements	(3,409)	4,379	(4,239)	13,017
Unrealized gain (loss) on derivative instruments	33,717	(63,433)	73,282	(69,363)
Foreign currency translation adjustments	694	4,013	5,605	2,805

Comprehensive income (loss)	$53,863	$(30,286)	$148,652	$(847)

Basic net income per common share
Continuing operations	$0.30	$0.33	$0.97	$0.70
Discontinued operations	—	—	—	—

	$0.30	$0.33	$0.97	$0.70

Diluted net income per common share
Continuing operations	$0.28	$0.31	$0.91	$0.66
Discontinued operations	—	—	—	—

	$0.28	$0.31	$0.91	$0.66

Weighted average common shares outstanding
Basic	77,007	75,781	76,593	75,674
Diluted	83,306	82,668	83,056	82,403
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$74,004	$52,694
Charges and credits to net income not affecting cash Depletion, depreciation and accretion	55,560	39,262
Deferred income taxes	29,095	23,620
Non-cash compensation	4,775	932
Amortization of deferred loan costs	1,615	1,061
Income from equity affiliates	(318)	(669)
Minority interest	72	—
Non-cash gain from hedging activities	(114)	(305)
Other non-cash items	232	71
Changes in assets and liabilities
Accounts receivable	7,748	(32,834)
Current and other assets	(17,921)	(2,498)
Accounts payable	14,844	6,084
Accrued and other liabilities	18,114	(1,528)

Net cash provided by operating activities	187,706	85,890

Investing activities:
Purchases of property, plant and equipment	(429,485)	(226,376)
Return of investment in equity affiliates	558	512
Proceeds from sales of properties	5,670	9,301

Net cash used for investing activities	(423,257)	(216,563)

Financing activities:
Issuance of debt	483,148	143,094
Repayments of debt	(271,808)	(245)
Debt issuance costs	(9,213)	(223)
Proceeds from exercise of stock options	18,480	1,721
Minority interest contributions	4,506	—
Purchase of treasury stock	(480)	—
Payment for fractional shares	—	(18)

Net cash provided by financing activities	224,633	144,329

Effect of exchange rates on cash	(37)	139

Net (decrease) increase in cash and cash equivalents	(10,955)	13,795

Cash and cash equivalents at beginning of period	14,318	15,947

Cash and cash equivalents at end of period	$3,363	$29,742

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of Company management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and its income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
     Certain share data presented as of dates prior to September 30, 2005 has been adjusted to reflect the effect of stock splits effected in the form of stock dividends that were paid in June 2004 and 2005.
Net Income per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three- and nine-month periods ended September 30, 2006 and 2005. Outstanding options to purchase 2,401 shares were excluded from the diluted net income per share calculation for the periods ended September 30, 2006 as those options were out of the money and, therefore, considered to be antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, expect per share amounts)
Income from continuing operations	$22,861	$24,693	$74,004	$52,632
Impact of assumed conversions — interest on 1.875% contingently convertible debentures, net of income taxes	475	475	1,425	1,425

Income from continuing operations available to stockholders assuming conversion of contingently convertible debentures	$23,336	$25,168	$75,429	$54,057

Weighted average common shares-basic	77,007	75,781	76,593	75,674

Effect of dilutive securities:
Employee stock options	901	1,829	1,178	1,718
Employee stock awards	490	150	377	103
Contingently convertible debentures	4,908	4,908	4,908	4,908

Weighted average common shares-diluted	83,306	82,668	83,056	82,403

Basic net income per common share	$0.30	$0.33	$0.97	$0.70

Diluted net income per common share	$0.28	$0.31	$0.91	$0.66

Recently Issued Accounting Standards
     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing FIN 48 and evaluating its potential impact.
     SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued by the FASB in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff’s views regarding the process by which misstatements in financial statements are evaluated to determine whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The SEC encouraged early application of SAB 108. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.
2. STOCK-BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations. Pursuant to APB 25, stock-based employee compensation expense for restricted stock and stock unit grants was reflected in net income, but no compensation expense was recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     The Company adopted SFAS 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock option awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock option awards granted before adoption of SFAS 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS 123. At January 1, 2006, the Company had total compensation cost of $1.1 million related to unvested stock options with a weighted average remaining vesting period of 1.5 years. The Company recorded expense of $0.5 million for stock options in the first nine months of 2006. At September 30, 2006, the Company had $0.6 million of expense remaining in unrecognized compensation cost for the unvested portion of stock options awarded prior to 2006.
     At January 1, 2006, the Company had total compensation cost of $3.3 million related to unvested restricted stock and stock unit awards. Additionally, grants of restricted stock and stock units through September 30, 2006 had total compensation cost of $18.2 million at the time of grant. During the first nine months of 2006, the Company recognized $4.2 million of expense for vesting of restricted stock and stock units. Total unvested compensation cost was $17.0 million at September 30, 2006 with a weighted average remaining vesting period of 2.5 years.
     Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2006.

     The following table reflects pro forma net income and the associated earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands, except per share amounts)
Net income	$24,755	$52,694
Deduct: Total stock — based compensation expense determined under fair value based method for stock option awards, net of related tax effect	(1,709)	(5,547)

Pro forma net income	23,046	47,147
Impact of assumed conversions — interest on 1.875% contingently convertible debentures, net of income taxes	475	1,425

Pro forma net income assuming conversion of contingently convertible debentures	$23,521	$48,572

As reported
Basic net income per common share	$0.33	$0.70
Diluted net income per common share	0.31	0.66

Pro forma
Basic net income per common share	$0.31	$0.64
Diluted net income per common share	0.28	0.59
Employee Stock Plans
1999 and 2004 Plans
     On October 4, 1999, the Board of Directors adopted the Company’s 1999 Stock Option and Retention Stock Plan (the “1999 Plan”), which was approved at the annual stockholders’ meeting held in June 2000. Upon approval of the 1999 Plan, 3.9 million shares of common stock were reserved for issuance pursuant to grants of incentive stock options, non-qualified stock options, stock appreciation rights and retention stock awards. Pursuant to an amendment approved at the annual stockholders’ meeting held in May 2004, an additional 3.6 million shares were reserved for issuance pursuant to the 1999 Plan.
     In February 2004, the Board of Directors adopted the Company’s 2004 Non-Employee Director Equity Plan (the “2004 Plan”), which was approved at the annual stockholders’ meeting held in May 2004. Upon approval of the 2004 Plan, 750,000 shares of common stock were reserved for issuance pursuant to grants of non-qualified options and restricted stock awards to Quicksilver’s non-employee directors.
     Under terms of the 1999 Plan, retention stock awards and options were granted to officers, and employees at an exercise price that was not less than 100% of the fair market value on the date of grant. Under the terms of the 2004 Plan, options were granted to non-employee directors at an exercise price that is not less than 100% of the fair market value on the date of grant. The 1999 Plan and the 2004 Plan each provide that incentive stock options and non-qualified options granted under that plan may not be exercised more than ten years from date of grant.
2006 Equity Plan
     On March 17, 2006, the Board of Directors of the Company approved the Company’s 2006 Equity Plan, subject to stockholder approval, and recommended that the 2006 Equity Plan be submitted to the Company’s stockholders at the annual meeting of stockholders in 2006. On May 23, 2006, the Company’s stockholders approved the 2006 Equity Plan. Upon approval of the 2006 Equity Plan, 7.0 million shares of common stock were reserved for issuance pursuant to grants of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and senior executive plan bonuses. Executive officers, other employees, consultants and non-employee directors of the Company or a subsidiary of the Company are eligible to participate in the 2006 Equity Plan. Under the terms of the 2006 Equity Plan, options may be granted at an exercise price that is not less than 100% of the fair market value on the date of grant and may not be exercised more than ten years from the date of grant. Upon approval of the 2006 Equity Plan, the Company ceased to grant additional awards under the 1999 Plan and the 2004 Plan.

Stock Options
     On January 3, 2006, a non-employee director of the Company received options to purchase a total of 2,401 shares of stock at a strike price of $44.39. These options will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     The following table summarizes the Company’s stock option activity during the first nine months of 2006.

		Wtd Avg
		Exercise
	Shares	Price
Outstanding at beginning of year	2,840,695	$17.13
Granted	2,401	44.39
Exercised	(1,036,735)	17.83
Forfeited	(36,432)	12.65

Outstanding at period end	1,769,929	$16.84

Exercisable at September 30, 2006	1,324,099	$18.29

Weighted average fair value of options granted		$24.99

     The stock options vested and exercisable at September 30, 2006 had an aggregate intrinsic value of $18.0 million and a weighted average remaining term of 1.6 years.
     The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the options issued.

Nine Months Ended September 30,
2006
Grant date	Jan 3, 2006
Risk-free interest rate	4.35%
Expected life (in years)	10.0
Expected volatility	37.3%
Dividend yield	—
     Cash received from the exercise of stock options totaled $18.5 million and $1.7 million for the first nine months of 2006 and 2005, respectively. The intrinsic value of the options exercised in the first nine-months of 2006 was $25.2 million.
Restricted Stock
     In January 2006, the Company awarded 254,685 shares of restricted stock and stock units at a weighted average market price of $43.77. Of the stock awarded, 90,000 shares were awarded to executive officers as a retention award that will vest in January 2009. The remaining restricted stock and stock unit awards will vest ratably over a three-year period. On January 3, 2006, each of the non-employee directors of the Company received a grant of 6,760 restricted shares at a market value of $44.39 per share. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     In April 2006, the Company awarded 6,309 shares of restricted stock and stock units at a price of $37.95. An additional 197,258 shares of restricted stock and stock units were awarded in July 2006 at a market price of $32.87. Both awards will vest ratably over a three-year period.
     The following table summarizes the Company’s restricted stock and stock unit activity during the first nine months of 2006.

		Wtd Avg
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	133,858	$33.73
Granted	465,012	39.07
Vested	(47,015)	33.81
Forfeited	(37,882)	36.67

Outstanding at period end	513,973	$38.34

     The total fair value of shares vested during the nine months ended September 30, 2006 was $2.1 million.

3. PROPERTY
     The Company is required to perform the ceiling test each quarter because it uses the full cost method of accounting for oil and gas properties. Pursuant to SEC Regulation S-X Rule 4-10, the ceiling test is an impairment test performed on a country-by-country basis. The test determines a full cost limitation, or ceiling, on the book value of oil and gas properties, which is generally the after-tax value of the future net cash flows from proved natural gas and crude oil reserves, including the effect of cash flow hedges, discounted at ten percent per annum. Applying the test, the Company compares the full cost ceiling limitation to the net book value of the oil and gas properties reduced by the related net deferred income tax liability and asset retirement obligations. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the full cost ceiling limitation, an impairment or noncash write down is required.
     At September 30, 2006, the unamortized cost of the Company’s Canadian oil and gas properties exceeded the full cost ceiling limitation by approximately $56.6 million, net of income taxes. The full cost ceiling limitation included $28.4 million, net of income taxes, for hedge valuations. The natural gas price for September 30, 2006 referenced an AECO price of $3.63 per Mcf adjusted for appropriate price differentials. As permitted by full cost accounting rules, improvements in AECO spot natural gas prices subsequent to September 30, 2006 eliminated the necessity to record a write-down. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.
4. HEDGING
     The estimated fair values of all hedge derivatives and the associated fixed price firm sale commitments as of September 30, 2006 and December 31, 2005 are provided below. The carrying values of these financial instruments and firm commitments are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party.

	September 30,	December 31,
	2006	2005
	(in thousands)
Derivative assets:
Fixed price sale commitments	$132	$638
Floating price natural gas basis swaps	235	—
Crude oil financial collars	528
Natural gas financial collars	61,542	—

	$62,437	$638

Derivative liabilities:
Natural gas financial collars	$—	$44,480
Crude oil financial collars	71	320
Floating price natural gas financial swaps	159	463
Fixed price sale commitments	—	35

	$230	$45,298

     The fair values of all natural gas and crude oil financial instruments and, when appropriate, any associated firm sale commitments as of September 30, 2006 and December 31, 2005 were estimated based on market prices for natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and associated firm sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.
     At September 30, 2006, deferred cash flow hedge gains of $49.2 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $32.1 million of after-tax gains will be reclassified from other comprehensive income over the next twelve months.

5. LONG-TERM DEBT
     Long-term debt consists of:

	September 30,	December 31,
	2006	2005
	(in thousands)
Senior secured credit facility	$299,210	$357,788
Senior subordinated notes	350,000	—
Contingently convertible debentures, net of unamortized discount	147,966	147,881
Second lien mortgage notes payable	—	70,000
Other loans	487	746
Deferred gain — fair value interest hedge	—	117

	797,663	576,532
Less current maturities	(376)	(70,493)

	$797,287	$506,039

     On March 16, 2006, the Company issued $350 million in principal amount of Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured, senior subordinated obligations of the Company and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require the Company to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions and mergers and consolidations. At September 30, 2006, the Company was in compliance with such covenants.
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
     The Company also used proceeds from the Senior Subordinated Notes to pay down $192.5 million of borrowings under the U.S. portion of its senior secured credit facility in March and April. As of September 30, 2006, the Company’s borrowing base under its senior secured credit facility was $600 million, of which approximately $300 million was available for borrowing. The loan agreements for the senior secured credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. The Company was in compliance with such covenants at September 30, 2006.
6. ASSET RETIREMENT OBLIGATIONS
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

During the nine-month periods ended September 30, 2006 and 2005, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the condensed consolidated statement of income for the period. At September 30, 2006 and December 31, 2005, retirement obligations classified as current were $0.1 million. The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the nine-month periods ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Beginning asset retirement obligation	$20,965	$18,471
Additional liability incurred	2,068	1,066
Accretion expense	959	847
Change in estimates	29	—
Loss on settlement of liability	115	27
Sale of properties	(2,439)	(41)
Asset retirement costs incurred	(200)	(89)
Currency translation adjustment	387	162

Ending asset retirement obligation	$21,884	$20,443

7. INCOME TAXES
     In May 2006, the Texas business tax was amended by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. As the tax base for computing Texas margin tax is derived from an income-based measure, the Company has determined the margin tax is an income tax and, therefore, the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based upon the new margin tax and recorded a deferred tax provision of $0.9 million and $0.7 million for the Texas margin tax in the second and third quarters of 2006, respectively.
     During the third quarter of 2006, the Company was notified that IRS audits of Terra Energy Ltd. (“Terra”), a wholly-owned subsidiary of Quicksilver, were closed for all years prior to its acquisition by the Company in 2000. As a result, the Company reversed a $0.9 million deferred tax liability for items associated with differences in book basis and tax basis for Terra prior to its acquisition.
     Tax rate reductions were enacted during the second quarter by the Canadian federal government as well as several provinces. As required by SFAS 109, the Company’s Canadian deferred income tax balances were revalued to reflect the changes in these tax rates. The Company recorded a $3.8 million income tax benefit in the second quarter of 2006 as a result of the Canadian rate reductions.
8. MINORITY INTEREST
     In April 2006, Quicksilver contributed its Cowtown gas processing facility to Cowtown Gas Processing Partners LP (“Processing Partners”) for a 95% interest in Processing Partners (1% interest as the general partner and 94% as a limited partner) through its wholly-owned subsidiary Cowtown Gas Processing LP. A minority owner initially contributed $1.4 million to Processing Partners for a 5% limited partnership interest in Processing Partners. Additionally, Quicksilver contributed its Cowtown pipeline assets to Cowtown Pipeline Partners LP (“Pipeline Partners”) for a 93% interest in Pipeline Partners (1% as the general partner and 92% as a limited partner) through its wholly-owned subsidiary Cowtown Pipeline LP. Two minority owners initially contributed a total of $3.1 million to Pipeline Partners for limited partnership interests totaling 7%. Processing Partners and Pipeline Partners have each entered into an agreement with Quicksilver for the Company to operate both partnerships. The Company receives $15,000 and $5,000 per month for management of Processing Partners and Pipeline Partners, respectively.
9. COMMITMENTS AND CONTINGENCIES
     In August 2001, a group of royalty owners, Athel E. Williams et al., brought suit against the Company and three of its subsidiaries in the Circuit Court of Otsego County, Michigan. The suit alleges that Terra Energy Ltd., one of Quicksilver’s subsidiaries, underpaid royalties or overriding royalties to the 13 named plaintiffs and to a class of plaintiffs who have yet to be determined. The pleadings of the plaintiffs seek damages in an unspecified amount and injunctive relief against future underpayments. On January 21, 2005, the Circuit Court issued an order certifying certain claims to proceed on behalf of a class. On July 25, 2006, the Michigan Court of Appeals reversed the certification of all claims on appeal and remanded the case to the trial court for further proceedings. Based on information currently available to the Company, the Company’s management believes that the final resolution of this matter will not have a material effect on its financial position, results of operations, or cash flows.
     The Company has contracts for the use of drilling rigs in its drilling and exploration programs for periods ranging from one to three years at estimated day rates ranging from $18,500 to $22,000 per day. Each of the contracts requires payment of the specified day rate for the entire lease term of each contract regardless of the Company’s utilization of the drilling rigs. As of September 30, 2006, commitments under these contracts were as follows:

(in thousands)
2006	$9,771
2007	70,622
2008	45,456
2009	33,236

$159,085

     On October 13, 2006, the Company filed a suit in the District Court in Tarrant County, Texas against Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC (“Eagle”) regarding three contracts for drilling rigs in which the Company alleges that the first rig furnished by Eagle exhibited operating deficiencies and safety defects. The Company seeks a declaratory judgment finding that (i) the drilling contracts are void, (ii) the Company is entitled to recover damages incurred due to Eagle’s failure to perform, and (iii) that Eagle is not entitled to early termination compensation provided for in the contracts. On October 23, 2006, Eagle Domestic Drilling Operations, LLC sued the Company in District Court of Cleveland County, Oklahoma for breach of contract as to each of the three drilling contracts alleging damages in the amount of $29 million plus punitive damages and interest. Based upon information currently available, management believes that the final resolution of this matter will not have a material effect on the Company’s financial condition, results of operations, or cash flows.
     The Company has entered into a firm transportation contract with one pipeline during the third quarter of 2006. Under the contract, we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to the pipeline is expected to meet, or exceed, the daily volumes provided in the contract. As of September 30, 2006, commitments under these contracts were as follows:

(in thousands)
2007	$732
2008	4,392
2009	4,380
2010	4,380
Thereafter	26,304

$40,188

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
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
Condensed Consolidating Balance Sheets

	September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$147,396	$243,217	$58,917	$(307,461)	$142,069
Investments in subsidiaries (equity method)	479,596	109,107	—	(580,046)	8,657
Property and equipment, net	889,402	87,342	523,961	—	1,500,705
Other assets	30,224	—	3,452	—	33,676

Total assets	$1,546,618	$439,666	$586,330	$(887,507)	$1,685,107

LIABILITIES
Current liabilities	$319,485	$83,892	$58,444	$(307,461)	$154,360
Non-current liabilities	672,091	24,616	278,998	—	975,705
Stockholders’ equity	555,042	331,158	248,888	(580,046)	555,042

Total liabilities and stockholders’ equity	$1,546,618	$439,666	$586,330	$(887,507)	$1,685,107

	December 31, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$101,587	$201,458	$62,105	$(251,566)	$113,584
Investments in subsidiaries (equity method)	290,951	8,932	—	(291,530)	8,353
Property and equipment, net	638,355	141,193	332,454	—	1,112,002
Other assets	8,000	—	1,155	—	9,155

Total assets	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

LIABILITIES
Current liabilities	$247,065	$124,780	$91,911	$(251,566)	$212,190
Non-current liabilities	408,213	24,542	214,534	—	647,289
Stockholders’ equity	383,615	202,261	89,269	(291,530)	383,615

Total liabilities and stockholders’ equity	$1,038,893	$351,583	$395,714	$(543,096)	$1,243,094

Condensed Consolidating Statement of Income

	For the Three Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$64,106	$9,078	$30,048	$(4,019)	$99,213
Operating expenses	38,810	3,819	16,972	(4,019)	55,582
Income from equity affiliates	7	203	—	—	210

Income from operations	25,303	5,462	13,076	—	43,841
Equity in net earnings of subsidiaries	10,843	808	—	(11,651)	—
Interest expense and other	7,446	63	3,425	—	10,934
Income tax provision	5,839	1,890	2,317	—	10,046

Net income	$22,861	$4,317	$7,334	$(11,651)	$22,861

	For the Three Months Ended September 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$47,945	$12,616	$24,072	$(860)	$83,773
Operating expenses	29,041	5,563	9,031	(860)	42,775
Income from equity affiliates	20	210	—	—	230

Income from operations	18,924	7,263	15,041	—	41,228
Equity in net earnings of subsidiaries	14,745	—	—	(14,745)	—
Interest expense and other	3,502	4	1,830	—	5,336
Income tax provision	5,474	2,541	3,184	—	11,199

Income from continuing operations	24,693	4,718	10,027	(14,745)	24,693
Gain from discontinued operations	62	—	—	—	62

Net income	$24,755	$4,718	$10,027	$(14,745)	$24,755

	For the Nine Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$172,949	$33,183	$90,997	$(8,801)	$288,328
Operating expenses	106,766	12,043	45,630	(8,801)	155,638
Income from equity affiliates	9	309	—	—	318

Income from operations	66,192	21,449	45,367	—	133,008
Equity in net earnings of subsidiaries	44,499	956	—	(45,455)	—
Interest expense and other	20,386	72	9,407	—	29,865
Income tax provision	16,301	7,482	5,356	—	29,139

Net income	$74,004	$14,851	$30,604	$(45,455)	$74,004

	For the Nine Months Ended September 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$112,727	$32,926	$64,041	$(2,132)	$207,562
Operating expenses	80,649	13,638	24,879	(2,132)	117,034
Income from equity affiliates	44	625	—	—	669

Income from operations	32,122	19,913	39,162	—	91,197
Equity in net earnings of subsidiaries	38,304	—	—	(38,304)	—
Interest expense and other	9,891	(40)	4,714	—	14,565
Income tax provision	7,903	6,984	9,113	—	24,000

Income from continuing operations	52,632	12,969	25,335	(38,304)	52,632
Gain from discontinued operations	62	—	—	—	62

Net income	$52,694	$12,969	$25,335	$(38,304)	$52,694

Condensed Consolidating Statements of Cash Flows

	For the Nine Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$96,708	$32,822	$58,176	$—	$187,706
Cash flow used for investing activities	(288,096)	(54,780)	(133,117)	52,736	(423,257)
Cash flow provided by financing activities	183,529	26,368	67,472	(52,736)	224,633
Effect of exchange rates on cash	—	—	(37)	—	(37)

Net increase (decrease) in cash & equivalents	(7,859)	4,410	(7,506)	—	(10,955)
Cash & equivalents at beginning of period	8,990	(4,410)	9,738	—	14,318

Cash & equivalents at end of period	$1,131	$—	$2,232	$—	$3,363

	For the Nine Months Ended September 30, 2005
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$38,977	$21,659	$25,254	$—	$85,890
Cash flow used for investing activities	(113,693)	(24,553)	(78,317)	—	(216,563)
Cash flow provided by financing activities	95,235	—	49,094	—	144,329
Effect of exchange rates on cash	—	—	139	—	139

Net decrease in cash & equivalents	20,519	(2,894)	(3,830)	—	13,795
Cash & equivalents at beginning of period	10,428	1,080	4,439	—	15,947

Cash & equivalents at end of period	$30,947	$(1,814)	$609	$—	$29,742

11. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Interest	$16,874	$12,162
Income taxes	$3	$875
     Other non-cash transactions are as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Noncash investing activities — changes in working capital associated with property and equipment	$2,487	$5,289
12. RELATED PARTY TRANSACTIONS
     As of September 30, 2006, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.
     Quicksilver and its associated entities paid $1.0 million and $0.7 million for rent in the first nine months of 2006 and 2005, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate. Rental rates were determined based on comparable rates charged by third parties. In February 2006, the Company entered into an amendment to its lease with PALP to increase the amount of office space covered thereby. In conjunction with this lease amendment, in February 2006, the Company also entered into a sublease with Mercury for a portion of the property that the Company leases from PALP. The rental rate under the sublease was determined using comparable rates charged by third parties. Payments received during 2006 from Mercury for sublease rentals, employee insurance coverage and administrative services have been $0.1 million. In August 2006, the Company agreed to purchase furniture from PALP for $75,000. The sales price was determined using comparable rates charged by third parties.

     During 2006, the Company paid Regal Aviation LLC, an unrelated airplane management company, $0.2 million for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.
13. GEOGRAPHIC INFORMATION
     The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred.

	United
	States	Canada	Corporate	Consolidated
		(in thousands)
For the Three Months Ended

September 30, 2006
Revenues	$73,012	$26,201	$—	$99,213
Depletion, depreciation and accretion	12,636	7,042	255	19,933
Operating income	38,079	12,262	(6,500)	43,841
Property and equipment costs incurred	144,145	35,065	—	179,210

September 30, 2005
Revenues	$59,658	$24,115	$—	$83,773
Depletion, depreciation and accretion	8,944	4,772	157	13,873
Operating income	31,737	15,029	(5,538)	41,228
Property and equipment costs incurred	66,164	30,910	461	97,535

For the Nine Months Ended

September 30, 2006
Revenues	$203,618	$84,710	$—	$288,328
Depletion, depreciation and accretion	34,261	20,725	574	55,560
Operating income	106,223	45,295	(18,510)	133,008
Property and equipment costs incurred	344,632	86,133	1,207	431,972

September 30, 2005
Revenues	$143,283	$64,279	$—	$207,562
Depletion, depreciation and accretion	25,466	13,344	452	39,262
Operating income	65,444	39,317	(13,564)	91,197
Property and equipment costs incurred	150,232	80,676	757	231,665

Fixed Assets — net
September 30, 2006	$1,088,803	$409,263	$2,639	$1,500,705

December 31, 2005	$777,330	$332,580	$2,092	$1,112,002

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current views, assumptions and expectations with respect to future events, outcomes, results or performance. Words such as “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual events, outcomes, results or performance may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause actual events, outcomes, results or performance to differ materially from the results contemplated by such forward-looking statements, or which could otherwise materially affect our financial condition, results of operations or cash flows, include:
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

RESULTS OF OPERATIONS
Summary Financial Data
Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Total operating revenues	$99,213	$83,773
Total operating expenses	55,582	42,775
Operating income	43,841	41,228
Income from continuing operations	22,861	24,693
Net income	22,861	24,755
     We recorded net income of $22.9 million ($0.28 per diluted share) for the three months ended September 30, 2006, compared to net income of $24.8 million ($0.31 per diluted share) for the third quarter of 2005.
Operating Revenues
     Revenues for the third quarter of 2006 were $99.2 million; a $15.4 million increase from the $83.8 million reported for the three months ended September 30, 2005. Production revenue increased $15.9 million as a result of a 24% increase in sales volumes partially offset by a 4% decrease in realized sales prices.
Gas, Oil and Related Product Sales
     Sales volumes, revenues and average realized sales prices for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,
	2006	2005
Natural gas, oil and NGL sales (in thousands)
United States	$71,955	$58,101
Canada	26,195	24,103

Total	$98,150	$82,204

Product sale revenues (in thousands)
Natural gas sales	$78,994	$71,974
Oil and condensate sales	9,551	7,943
NGL sales	9,605	2,287

Total	$98,150	$82,204

Average daily sales volume
Natural gas — Mcfd
United States	100,783	87,114
Canada	49,156	40,732

Total	149,939	127,846
Oil and condensate — Bbld
United States	1,603	1,507
Canada	—	—

Total	1,603	1,507
NGL — Bbld
United States	2,483	684
Canada	8	7

Total	2,491	691

	Three Months Ended
	September 30,
	2006	2005
Total sales — Mcfed
United States	125,298	100,255
Canada	49,208	40,778

Total	174,506	141,033

Unit prices — including impact of hedges
Natural gas — per Mcf
United States	$5.70	$5.98
Canada	5.78	6.42
Consolidated	5.73	6.12

Oil and condensate — per Bbl
United States	$64.74	$57.31
Canada	—	—
Consolidated	64.74	57.31

NGL — per Bbl
United States	$41.80	$35.75
Canada	78.66	55.44
Consolidated	41.91	35.96
     Natural gas sales of $79.0 million for the third quarter of 2006 were 10% higher than the $72.0 million of natural gas sales for the third quarter of 2005. Natural gas revenue increased $11.6 million because of a 17% increase in sales volumes for the third quarter of 2006 as compared to the third quarter of 2005. Production from our coal bed methane (“CBM”) projects in Canada increased for the third quarter of 2006 by approximately 1.0 Bcf as compared to the third quarter of 2005 as a result of new wells placed into production subsequent to the third quarter of 2005. Natural production declines partially offset the Canadian production increases. New productive wells in the Fort Worth Basin, placed into production subsequent to the third quarter of 2005, increased sales volumes by approximately 2.7 Bcf for the third quarter of 2006 compared to the third quarter of 2005. Additionally, new productive Michigan wells placed into production subsequent to the third quarter of 2005 added an additional 0.2 Bcf of production in the third quarter of 2006. U.S. production increases were partially offset by natural production declines. Partially offsetting increased volumes was a $0.39 per Mcf decrease in average realized sales prices that decreased natural gas revenue $4.6 million.
     Oil and condensate sales were $9.6 million for the three months ended September 30, 2006 compared to $7.9 million for the third quarter of 2005. The average realized oil and condensate sales price for the third quarter of 2006 was $64.74 per Bbl compared to $57.31 per Bbl for the third quarter of 2005. Higher realized sales prices increased revenue by $1.0 million for the third quarter of 2006 compared to the prior year quarter. New productive wells in the Fort Worth Basin added 20 MBbl of oil and condensate in the third quarter of 2006 compared to the third quarter of 2005, which were partially offset by natural production declines in other producing areas. The net increase in oil production improved revenue by an additional $0.6 million compared to the prior year quarter.
     Our third quarter 2006 NGL sales increased $7.3 million to $9.6 million when compared to the third quarter of 2005. NGL production increased for the third quarter of 2006 by approximately 166 MBbl compared to the third quarter of 2005. Third quarter 2006 NGL production in the Fort Worth Basin increased approximately 191 MBbl as a result of new productive wells and the processing of gas in our facilities in the Fort Worth Basin. The Fort Worth Basin increase was partially offset by natural production declines elsewhere in the U.S.

Operating Expenses
     Third quarter 2006 operating expenses were $55.6 million; an increase of $12.8 million over the $42.8 million of operating expenses incurred in the third quarter of 2005.
Oil and Gas Operations Expense

	Three Months Ended
	September 30,
	2006	2005
	(in thousands, except per
	unit amounts)
Oil and gas operations expense
United States	$18,036	$15,559
Canada	6,566	3,837

Total	$24,602	$19,396

Oil and gas operations expense — per Mcfe
United States	$1.56	$1.69
Canada	1.45	1.02
Consolidated	1.53	1.50
     Oil and gas operations expense was $24.6 million for the third quarter of 2006. The $5.2 million increase over the prior year quarter included increases of $2.7 million and $2.5 million for Canadian and U.S. production costs, respectively.
     Canadian operating costs were $6.6 million for the third quarter of 2006. Compared to the third quarter of 2005, Canadian operating expenses increased approximately $2.7 million for the 2006 third quarter and included nearly $0.3 million of additional expense due to changes in currency exchange rates. Canadian production overhead increased $1.6 million for the third quarter of 2006 as compared to the 2005 quarter. Compensation expense increased approximately $1.8 million, including $0.5 million of expense in the 2006 quarter for non-compete payments made to senior management no longer employed by us and $0.3 million for vesting of restricted stock unit awards granted earlier in 2006. The remaining $1.0 million increase in compensation expense for the third quarter of 2006 as compared to the 2005 period, was primarily the result of 17 additional employees working during the third quarter of 2006. In addition, lease and gas facility operating expenses increased $0.6 million and $0.4 million, respectively for the third quarter of 2006 compared to the prior year quarter. Additional gas facility operating expense for the third quarter of 2006 was primarily the result of operating our gas facilities constructed in the past year.
     Oil and gas operations expense for the U.S. was $18.0 million for the third quarter of 2006. Third quarter 2006 U.S. operations expense increased $2.5 million from expense of $15.6 million for the third quarter of 2005. The growth of our operations in the Fort Worth Basin increased operating expense approximately $3.4 million for the third quarter 2006 compared to the 2005 quarter. The addition of 35 employees in Texas since the end of the 2005 third quarter contributed $1.5 million of the increase in production overhead expense for the third quarter of 2006 compared to the prior year quarter. The $1.5 million increase in production overhead expense consisted of $1.2 million for compensation expense and $0.3 million in higher field office expenses. Texas lease operating expenses for the third quarter of 2006 increased $1.2 million as compared to the 2005 quarter primarily because of the increasing rate of new wells placed into production. Operation of our pipeline and gas processing facilities increased expense $1.1 million for the third quarter of 2006 and was partially offset by a $0.9 million decrease in third-party processing fees compared to the third quarter of 2005. The remaining increase of $0.5 million was attributable to higher costs in several expense categories. Partially offsetting the increase was a $1.4 million decrease in Michigan operating expense for the 2006 third quarter when compared to the third quarter of 2005. Approximately $0.3 million of the decrease was the result of lower environmental monitoring and remediation costs associated with Michigan gathering lines and facilities and a further $0.7 million decrease in expense was associated with a reduction in Michigan compressor overhaul activities. The remaining $0.4 million decrease in Michigan operating expense for the third quarter of 2006 as compared to the prior year quarter was attributable to lower costs in several expense categories.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the third quarter of 2006 was $4.5 million compared to $3.9 million for the third quarter of 2005. Ad valorem taxes increased $0.4 million primarily as the result of additional assets constructed and acquired in conjunction with our drilling program in the Fort Worth Basin. The $0.2 million increase in production taxes was the result of higher sales volumes in the 2006 quarter partially offset by a reduction in average sale prices from the 2005 quarter.

Depletion, Depreciation and Accretion

	Three Months Ended
	September 30,
	2006	2005
	(in thousands, except per
	unit amounts)
Depletion	$16,340	$11,374
Depreciation of other fixed assets	3,283	2,205
Accretion	310	294

Total depletion, depreciation and accretion	$19,933	$13,873

Average depletion cost per Mcfe	$1.02	$0.88
     Depletion for the third quarter of 2006 was $16.3 million and $4.9 million higher than depletion for the third quarter of 2005. Higher depletion was resulted from a 16% increase in the depletion rate and a 24% increase in sales volumes. Our depletion rate increased as compared to the third quarter of 2005 as a result of our significant actual and estimated future capital expenditures and proved reserves added for our Canadian CBM and Forth Worth Basin properties. The $1.1 million increase in depreciation for the third quarter of 2006 was primarily associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Fort Worth Basin.
General and Administrative Expense
     General and administrative expense for the three months ended September 30, 2006 was $6.2 million compared to $5.4 million for the quarter ended September 30, 2005. The most significant increase in general and administrative expense for the third quarter of 2006 was a $1.2 million increase in employee compensation and benefits, including approximately $1.1 million of expense for vesting of restricted stock and stock option awards. The increase in stock compensation expense was the result of the restricted stock awards granted in 2006. Legal expenses decreased for the third quarter of 2006 as compared to the 2005 quarter by approximately $0.3 million to partially offset the increase in compensation and benefits expense.
Interest Expense
     Interest expense for the third quarter of 2006 was $11.0 million, net of capitalized interest of $0.5 million, which was an increase of $5.5 million compared to the third quarter of 2005. Interest expense for the third quarter of 2006 increased $3.9 million as a result of the approximate $250 million increase in debt outstanding for the end of third quarter of 2006 as compared to the 2005 quarter-end. In March 2006, the Company issued $350 million in principal amount of our senior subordinated notes. A portion of the proceeds from the issuance were used to pay down debt previously outstanding. Higher interest rates, including Canadian prime interest rates paid on the Canadian portion of our senior credit facility, during the third quarter of 2006 contributed $1.6 million to increased interest expense.
Income Tax Expense
     Our provision for income taxes for the third quarter of 2006 decreased $1.2 million from the prior year period to $10.0 million. Our U.S. federal income tax provision of $7.4 million was established using the statutory U.S. federal rate of 35%. Although there was a decrease in U.S. operating income for the third quarter of 2006 of approximately $1.8 million and a deferred federal income tax liability of $0.9 million was reversed as a result of the completion of IRS audits of a wholly-owned subsidiary for years prior to its acquisition by us, the U.S. total income tax provision increased approximately $0.1 million because we recorded an additional deferred state income tax provision of $0.7 million as a result of the newly enacted Texas Margin Tax. The Canadian deferred federal tax provision for the third quarter of 2006 decreased approximately $1.2 million compared to the prior year period which was the result of a reduction in Canadian operating income and a decrease in the combined federal and provincial tax rate to 29% that occurred as a result of legislation enacted in the second quarter of 2006.

Summary Financial Data
Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Total operating revenues	$288,328	$207,562
Total operating expenses	155,638	117,034
Operating income	133,008	91,197
Income from continuing operations	74,004	52,632
Net income	74,004	52,694
     We recorded net income of $74.0 million ($0.91 per diluted share) for the nine months ended September 30, 2006, compared to net income of $52.7 million ($0.66 per diluted share) for the first nine months of 2005.
Operating Revenues
     Revenues for the first nine months of 2006 were $288.3 million; an $80.8 million increase from the $207.6 million reported for the nine months ended September 30, 2005. Production revenue increased $80.5 million as a result of a 19% increase in sales volumes and a 17% increase in realized sales prices when the 2006 nine-month period is compared to the 2005 period.
Gas, Oil and Related Product Sales
     Sales volumes, revenues and average realized sales prices for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended
	September 30,
	2006	2005
Natural gas, oil and NGL sales (in thousands)
United States	$201,248	$141,036
Canada	84,127	63,851

Total	$285,375	$204,887

Product sale revenues (in thousands)
Natural gas sales	$238,651	$179,755
Oil and condensate sales	27,477	20,284
NGL sales	19,247	4,848

Total	$285,375	$204,887

Average daily sales volume
Natural gas — Mcfd
United States	95,501	86,229
Canada	48,930	39,366

Total	144,431	125,595
Oil and condensate — Bbld
United States	1,627	1,501
Canada	1	—

Total	1,628	1,501
NGL — Bbld
United States	1,684	509
Canada	14	7

Total	1,698	516
Total sales — Mcfed
United States	115,370	98,284
Canada	49,017	39,415

Total	164,387	137,699

	Nine Months Ended
	September 30
	2006	2005
Unit prices — including impact of hedges
Natural gas — per Mcf
United States	$5.94	$4.93
Canada	6.28	5.93
Consolidated	6.05	5.24

Oil and condensate — per Bbl
United States	$61.84	$49.50
Canada	58.54	—
Consolidated	61.84	49.50

NGL — per Bbl
United States	$41.41	$34.27
Canada	53.71	44.36
Consolidated	41.51	34.41
     Natural gas sales of $238.7 million for the first nine months of 2006 were 33% higher than natural gas revenue of $179.8 million for the comparable 2005 period. A $0.81 per Mcf increase in average realized sales prices increased natural gas revenue $27.8 million for the 2006 nine-month period compared to the prior year period. Natural gas revenue also increased for the 2006 nine-month period by $31.1 million because of a 15% increase in sales volumes as compared to the first nine months of 2005. Production from our CBM projects in Canada increased for the nine-month 2006 period by approximately 3.9 Bcf from the 2005 period as a result of new wells placed into production. Natural production declines partially offset the Canadian production increases. New productive wells in the Fort Worth Basin in north Texas and Michigan increased sales volumes by approximately 5.7 Bcf and 0.6 Bcf, respectively, for the first nine months of 2006 compared to the prior year period. U.S. production increases were also partially offset by natural production declines.
     Oil and condensate sales were $27.5 million for the nine months ended September 30, 2006 compared to revenue of $20.3 million for the nine-month 2005 period. Higher realized sales prices increased revenue by $5.1 million for the 2006 nine-month period compared to the 2005 period. The average realized oil and condensate sales price for the 2006 nine-month period increased $12.34 per Bbl to $61.84 when compared to average realized prices for the first nine months of 2005. Higher production, primarily from new productive wells in the Fort Worth Basin, increased revenue for the nine-month 2006 period by $2.1 million when compared to the prior year period.
     Our sales of NGLs for the first nine months of 2006 increased $14.4 million to $19.2 million when compared to the nine-month 2005 period. NGL production in the 2006 nine-month period increased by approximately 323 MBbl compared to the first nine months of 2005. NGL production in the Fort Worth Basin for the 2006 period increased approximately 334 MBbl as a result of new productive wells and the processing of gas in our facilities in the Fort Worth Basin.
Operating Expenses
     Operating expenses for the first nine months of 2006 were $155.6 million; an increase of $38.6 million over the $117.0 million of operating expenses incurred in the 2005 nine-month period.
Oil and Gas Operations Expense

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands, except per unit amounts)
Oil and gas operations expense
United States	$52,664	$42,540
Canada	17,568	10,802

Total	$70,232	$53,342

Oil and gas operations expense — per Mcfe
United States	$1.67	$1.59
Canada	1.31	1.00
Consolidated	1.56	1.42

     Oil and gas operations expense was $70.2 million for the first nine months of 2006. The $16.9 million increase over the prior year period included a Canadian production expense increase of $6.8 million and a $10.1 million increase in U.S. production expense.
     Canadian operating costs were $17.6 million for the 2006 nine-month period. The $6.8 million increase from the 2005 period was the result of a $4.4 million increase in production overhead and a $2.4 million increase in all other operating expenses inclusive of a $0.9 million increase that resulted from changes in U.S.-Canadian currency exchange rates. The increase in production overhead included an increase in compensation expense for the 2006 nine-month period of over $4.0 million, including $0.8 million for vesting of restricted stock unit and stock option awards and $0.5 million for recognition of expense for non-compete payments made to Canadian executives no longer employed by us. The $0.8 million increase in stock compensation expense was associated with the 2006 award of restricted stock units. The remaining $2.7 million increase in 2006 compensation expense compared to the prior year period is primarily the result of an increase of 18 employees working during the 2006 nine-month as compared to the prior year period. Increased office rent and support expenses further increased production overhead expense for the 2006 period by $0.4 million. The remaining $2.4 million increase in Canadian operating expenses for the 2006 period compared to the 2005 period was primarily associated with the operation of gas facilities constructed in 2005 that contributed approximately $1.4 million of the expense increase, net of a $0.4 million decrease in processing fees paid to third parties and an increase of over $0.6 million for well workover expenses.
     Oil and gas operations expense for U.S. operations during the nine-month 2006 period increased $10.1 million from the prior year period to $52.7 million. The growth of our operations in the Fort Worth Basin since September 30, 2005 was the primary factor that increased operating expense. The commencement of operations of our Texas gas facility, in April 2006 and additional pipeline for 2006 compared to 2005, added operating expense of approximately $3.4 million for the 2006 period net of the $1.0 million reduction in third-party processing fees paid in the 2005 period. A $3.0 million increase in Texas lease operating expense for the 2006 nine-month period compared to the 2005 period was primarily related to salt water disposal, equipment rentals and clean-up of a salt water spill that occurred during the second quarter of 2006. Overhead costs in Texas increased $3.6 million for the 2006 nine-month period compared to the prior year period and were also the result of increased operating activity for 2006. As of September 30, 2006, there were 35 additional Texas employees that resulted in a $2.7 million increase in compensation expense for the 2006 nine-month period compared to the prior year period. The additional employees and operating activity increased field office expense for the 2006 period $0.7 million as compared to the 2005 period. Expense for restricted stock and stock option awards to U.S. operations employees added approximately $0.5 million to the increase in U.S. operations expense for the 2006 period as a result of the 2006 grants of restricted stock.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the first nine months of 2006 was $10.7 million compared to $9.9 million for the 2005 nine-month period. Ad valorem taxes for the 2006 period increased $1.1 million as compared to the nine-month period of 2005 as a result of additional assets constructed and wells added in conjunction with our drilling program in the Fort Worth Basin.
Depletion, Depreciation and Accretion

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands, except per unit
	amounts)
Depletion	$46,011	$32,972
Depreciation of other fixed assets	8,590	5,443
Accretion	959	847
Total depletion, depreciation and accretion	$55,560	$39,262

Average depletion cost per Mcfe	$1.03	$0.88
     Depletion for the 2006 nine-month period was $46.0 million, a $13.0 million increase from the comparable 2005 period. The increase was the result of a 17% increase in the depletion rate and a 19% increase in sales volumes. Our depletion rate for 2006 increased over the 2005 period as a result of our significant actual and estimated future capital expenditures and proved reserves added for our Canadian CBM and Forth Worth Basin properties. The $3.1 million increase in depreciation for the 2006 nine-month period compared to the prior year period is associated with new gas processing facilities in Canada and gas processing and transportation assets located in the Fort Worth Basin.
General and Administrative Expense
     General and administrative expense for the nine months ended September 30, 2006 was $17.9 million compared to $13.1 million for the first nine months of 2005. The most significant increase in general and administrative expense for the 2006 nine-

month period compared to the prior year period was a $4.9 million increase in employee compensation and benefits, including approximately $2.6 million of expense for vesting of restricted stock and stock option awards. Restricted stock awards granted in 2006 and 27 additional employees working in the corporate office during the 2006 nine-month period were the primary factors increasing compensation expense. Office rent and insurance expense for the 2006 period increased approximately $0.3 million as a result of additional office space compared to the prior year period. Travel expenses for the 2006 nine-month period also increased approximately $0.3 million due, in part, to the additional employees. Partially offsetting these increases was a $0.7 million decrease in professional fees for legal, accounting and engineering services for the first nine months of 2006 as compared to the prior year period.
Interest Expense
     Interest expense for the first nine months of 2006 was $30.8 million, net of capitalized interest of $1.3 million, an increase of $15.8 million compared to the 2005 nine-month period. Interest expense for the first nine months of 2006 included a charge of $1.0 million as a result of the prepayment of $70.0 million in principal amount of our second lien mortgage notes payable with a portion of the proceeds from the issuance of $350 million in principal amount of our senior subordinated notes. The $1.0 million charge consisted of a prepayment premium of $0.8 million and the write-off of $0.3 million of remaining deferred financing costs, partially offset by recognition of the remainder of an associated deferred hedging gain of $0.1 million. Recurring interest expense increased $10.8 million as a result of higher debt levels throughout the 2006 period. Higher interest rates, including the Canadian prime rates paid on the Canadian debt outstanding under the senior credit facility, during the 2006 nine-month period contributed $4.0 million to increased interest expense.
Income Tax Expense
     Our provision for income taxes for the 2006 nine-month period increased $5.1 million from the prior year period as a result of higher pretax income for the 2006 nine-month period compared to the prior year period partially offset by reduction of Canadian deferred federal tax liabilities required upon tax rate reductions enacted in the second quarter of 2006. Our U.S. deferred federal income tax provision of $22.7 million was established using the statutory U.S. federal rate of 35%. The increase of $7.7 million in expense for the 2006 period was the result of higher U.S. operating income partially offset by a reversal of a deferred federal income tax liability of $0.9 million as a result of the completion of IRS audits of a wholly-owned subsidiary for years prior to its acquisition by us. We also recognized a deferred state income tax provision of $1.6 million as a result of the Texas Margin Tax that was enacted in May 2006. The Canadian deferred federal tax provision was approximately $4.8 million for the 2006 nine-month period and included a reduction of $3.8 million for the effect of federal and provincial tax rate reductions that were enacted in the second quarter of 2006.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
     Net cash from operations was $187.7 million for the nine months ended September 30, 2006, an increase of $101.8 million when compared to the same period in 2005. The increase was due in part to additional net income for the 2006 nine-month period as compared to the comparable 2005 period. Net income of $74.0 million was $21.3 million higher than net income for the first nine months of 2005 primarily as a result of a 19% increase in sales volumes and a 17% increase in realized sales prices. Non-cash expenses including depletion, depreciation and amortization, deferred taxes, stock-based compensation and deferred financing costs increased by $26.9 million and working capital changes were $53.6 million higher when comparing the 2006 nine-month period to the 2005 period.
     Our principal sources of cash are sales of natural gas, crude oil and NGLs. During the nine months ended September 30, 2006, sales under our long-term contracts with price floors averaging $2.48 per Mcf covered 21% of our natural gas production. Additionally, price collars covered approximately 51% of our production for the nine months ended September 30, 2006. At September 30, 2006, we have price collars hedging our natural gas, crude oil, condensate and NGL production of approximately 80.0 MMcfd and 2.0 MBbld, respectively, for the fourth quarter of 2006. The natural gas collars have weighted average price floors and ceilings of $7.65 per Mcf and $11.42 per Mcf, respectively, and the crude oil collars have price floors and ceilings of $50.00 per Bbld and $85.85 per Bbld, respectively. Through October 31, 2006, we have hedged approximately 108 MMcfd of our estimated 2007 natural gas sales using price collars. Approximately 40 MMcfd of our first quarter 2008 natural gas sales are also hedged with natural gas collars.
     During the first nine months of 2006, we paid $429.5 million for property and equipment, an increase of $203.1 million when compared to the nine-month 2005 period. Property and equipment costs incurred (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2006 period totaled $432.0 million, which consisted of $353.3 million expended for exploration and development activities, $62.5 million expended for construction of our gas processing facility in Hood County, Texas and lateral extensions of our north Texas pipeline and $8.6 million expended for Canadian gas processing facilities. Of the $276.4 million incurred for U.S. exploration and development, $251.9 million was spent in Texas, including $28.8 million for non-producing leasehold costs.

Nine Months
Ended
September 30, 2006
(in thousands)
Exploration and development
United States	$276,384
Canada	76,956

Total exploration and development	353,340
Gas processing and transportation
United States	67,285
Canada	8,624

Total gas processing and transportation	75,909
Corporate and office	2,723

Total plant and equipment costs incurred	$431,972

     Net cash provided by financing activities for the nine months ended September 30, 2006 was $224.6 million. On March 16, 2006, we issued $350 million in principal amount of Senior Subordinated Notes due in 2016. The Senior Subordinated Notes are unsecured, senior subordinated obligations and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1 of each year. The terms and conditions of the Senior Subordinated Notes require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, distributions from restricted subsidiaries, affiliate transactions, transfers or sales of assets and mergers and consolidations. At September 30, 2006, we were in compliance with such covenants.
     We used $70 million of the proceeds of the Senior Subordinated Notes to retire our second lien mortgage notes in March 2006. As a result of the repayment, we recognized additional interest expense of $1.0 million consisting of a prepayment premium of $0.8 million and a charge of $0.3 million for associated unamortized deferred financing costs, partially offset by recognition of an associated deferred hedging gain of $0.1 million. We also used approximately $192.5 million of the proceeds to repay the borrowings outstanding under the U.S. portion of our senior secured credit facility. For 2006, we have increased our borrowings under the U.S. and Canadian senior secured credit facilities approximately $133.1 million.
     As of September 30, 2006, our borrowing base under our senior secured credit facility was $600 million, of which approximately $300 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with all such covenants at September 30, 2006.
     As of September 30, 2006 and December 31, 2005, our total capitalization was as follows:

	September
	30,	December 31,
	2006	2005
	(in thousands)
Senior secured credit facility	$299,210	$357,788
Senior subordinated notes	350,000	—
Convertible subordinated debentures	147,966	147,881
Second lien mortgage notes payable	—	70,000
Other loans	487	746
Deferred gain — fair interest hedge	—	117

Total debt	797,663	576,532
Stockholders’ equity	555,042	383,615

	$1,352,705	$960,147

Financial Position
     The following impacted our balance sheet as of September 30, 2006, as compared to our balance sheet as of December 31, 2005:
•	A $48.9 million and $12.9 million increase in our current and deferred derivative assets, respectively, reflecting the relative decrease in natural gas prices as compared to the price collars that hedge a portion of our future natural gas and crude oil production at September 30, 2006. The increase in our current derivative assets and decrease in our current derivative liabilities resulted in a $14.6 million decrease in our current deferred tax asset and a $17.1 million increase in our current deferred tax liability at September 30, 2006.

•	A $388.7 million increase in our net property, plant and equipment assets includes approximately $432.0 million in capital costs incurred for development, exploitation and exploration of our oil and gas properties as well as additional pipeline and gas processing assets in Texas.

•	Our current portion of long-term debt decreased $70.0 million as a result of the retirement of our second lien mortgage notes which were repaid with a portion of the proceeds from the issuance of the senior subordinated notes in March 2006.

•	A $40.5 million and $4.6 million decrease in our current and deferred derivative obligations, respectively, reflecting the relative decrease in natural gas prices as compared to the price floors and caps of our natural gas and crude oil collars at September 30, 2006.

•	Our long-term debt increased $291.2 million primarily as a result of our capital expenditures of $429.5 million exceeding our operating cash flow by $241.8 million. During 2006, we issued our $350.0 million senior subordinated notes, and increased borrowings outstanding under the Canadian portion of our senior credit facility by $46.4 million. We experienced a $105.0 million net decrease in the U.S. portion of our senior credit facility. In the first four months of 2006 we repaid the $165.0 million of debt outstanding on the U.S. portion of our senior credit facility at December 31, 2005, as well as an additional $27.5 million repayment of 2006 borrowings, with a portion of the proceeds from the issuance of our senior subordinated notes. During the third quarter we borrowed $60.0 million under the U.S. portion of the senior debt facility.
Contractual Obligations and Commercial Commitments
     Information regarding our contractual obligations as of September 30, 2006 is set forth below. This information should be read in conjunction with the information provided in the contractual obligations and commercial commitments table included in our Annual Report on Form 10-K for the period ended December 31, 2005.

		Payments Due by Year
							After
	Total	2006	2007	2008	2009	2010	2010
				(in thousands)
Long-Term Debt	$799,697	$91	$396	$—	$299,210	$—	$500,000
Scheduled Interest Obligations	269,780	13,876	27,751	27,751	27,751	27,751	144,900
Drilling Contracts	159,085	9,771	70,622	45,456	33,236	—	—
Transportation Contract	40,188	—	732	4,392	4,380	4,380	26,304
Asset Retirement Obligations	21,884	50	173	—	—	115	21,546
Purchase Obligations	15,142	9,219	5,923	—	—	—	—
Operating Leases	7,992	813	3,138	2,198	1,841	2	—

Total Obligations	$1,313,768	$33,820	$108,735	$79,797	$366,418	$32,248	$692,750

•	Long-Term Debt. Our outstanding long-term debt as of September 30, 2006, was $797.7 million, which includes $350 million in principal amount of Senior Subordinated Notes due in 2016. The Notes were issued in March 2006 and accrue interest at a rate of 7.125% per annum, which is paid semiannually. We used $70 million and $192 million of the proceeds from issuance of the Senior Subordinated Notes to retire our second lien mortgage notes and reduce borrowings outstanding under our credit facility, respectively. Based upon our borrowings outstanding and interest rates in affect at September 30, 2006, we estimate our annual interest payments to be $18.3 million based upon our debt outstanding and current interest rates. If the borrowing base under our secured senior credit facility were to be fully utilized at interest rates in effect at September 30, 2006, interest payments would increase by approximately $19.1 million annually.

•	Scheduled Interest Obligations. As of September 30, 2006, we had annual scheduled interest payments in place of $24.9 million and $2.8 million on our $350 million Senior Subordinated Notes due April 1, 2016 and our $150 million contingently convertible debentures due November 1, 2024, respectively.

•	Drilling Contracts. We lease drilling rigs from third parties for use in our development and exploration programs. Each of the contracts requires payment of the specified day rate for the entire lease term regardless of our utilization of the drilling rigs.

•	Transportation Contract. We entered into a firm transportation contract with a pipeline during the third quarter of 2006. Under the contract, we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to the pipeline is expected to meet, or exceed, the daily volumes provided in the contract.

•	Purchase Obligations. At September 30, 2006, we were contractually obligated to purchase goods and services in connection with construction of two gas processing plants in Texas. For the first gas processing plant, we have

$1.6 million remaining in purchase obligations, including liabilities of $1.1 million recorded for goods received and services performed at September 30, 2006. Our total remaining purchase obligations for construction and completion of the second gas processing plant at September 30, 2006 were $13.5 million including liabilities of $8.1 million for goods received and services performed at September 30, 2006.
     Critical Accounting Policies
     We are required to perform the ceiling test each quarter because we use the full cost method of accounting for oil and gas properties. Pursuant to SEC Regulation S-X Rule 4-10, the ceiling test is an impairment test performed on a country-by-country basis. The test determines a limitation, or ceiling, on the book value of oil and gas properties, which is generally the after-tax value of the future net cash flows from proved natural gas and crude oil reserves, including the effect of cash flow hedges, discounted at ten percent per annum. Applying the test, we compare the full cost ceiling limitation to the net book value of the oil and gas properties reduced by the related net deferred income tax liability and asset retirement obligations. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the ceiling, an impairment or noncash write down is required. Companies that use the full cost method of accounting for oil and gas properties are required to perform the ceiling test each quarter.
     At September 30, 2006, the unamortized cost of our Canadian oil and gas properties exceeded the full cost ceiling limitation by approximately $56.6 million, net of income taxes. The full cost ceiling limitation included $28.4 million, net of income taxes, for hedge valuations. The natural gas price for September 30, 2006 referenced an AECO price of $3.63 per Mcf adjusted for appropriate price differentials. As permitted by full cost accounting rules, improvements in AECO spot natural gas prices subsequent to September 30, 2006 eliminated the necessity to record a write-down. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.
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
     We adopted SFAS 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, we have applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock awards granted before adoption of SFAS 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS 123. At January 1, 2006, we had total compensation cost of $1.1 million related to unvested stock options with a weighted average remaining vesting period of 1.5 years. We recorded expense of $0.5 million in the first nine months of 2006 for stock option grants.
     At January 1, 2006, we had total compensation cost of $3.3 million related to unvested restricted stock and stock unit awards. During 2006, grants of restricted stock and stock units had total compensation cost of $18.2 million at the time of grant. We recorded expense of $4.2 million in the first nine months of 2006 for restricted stock and stock unit grants. Total unvested compensation cost for all restricted stock and stock unit grants was $17.0 million at September 30, 2006.
     The FASB recently issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 and evaluating its potential impact.
     FAS No. 157, Fair Value Measurements,(“SFAS 157”) was issued by the FASB in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures related to the use of fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Our management does not believe SAB 108 will have a material impact on our financial position or results from operations.
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
Commodity Price Risk
     We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 10.0 MMcfd and 25.0 MMcfd of natural gas for floor prices of $2.47 per Mcf and $2.49 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 4.3 MMcfd of the natural gas sold under these contracts during the first nine months of 2006 were third-party volumes controlled by us.
     As of September 30, 2006, we have hedged approximately 80.0 MMcfd of our natural gas production for the remainder of 2006 using collars with a weighted average floor price of $7.65 per Mcf and a weighted average ceiling price of $11.42 per Mcf. We also have 2,000 Bbld of crude oil, condensate and NGL production hedged with crude oil price collars for the remainder of 2006. The current crude oil collars have a floor price of $50.00 per Bbl and a ceiling price of $85.85 per Bbl.
     Price collars have also been put in place to hedge 2007 natural gas production of approximately 108 MMcfd and first quarter 2008 natural gas production of approximately 40.0 MMcfd. Crude oil, condensate and NGL production of approximately 1,250 Bbld has also been hedged for 2007 with crude oil collars.

     The following table summarizes our open financial derivative positions as of September 30, 2006 related to our natural gas and crude oil production.

		Remaining Contract		Price per
Product	Type	Period	Volume	Mcf or Bbl		Fair Value
						(in thousands)
Gas	Collar	Oct 2006	5,000 Mcfd	$5.50– 8.10	(1)	$201
Gas	Collar	Oct 2006	5,000 Mcfd	5.50– 8.25	(1)	201
Gas	Collar	Oct 2006	5,000 Mcfd	6.50– 8.25	(1)	356
Gas	Collar	Oct 2006	5,000 Mcfd	7.00– 8.35	(1)	434
Gas	Collar	Oct 2006	5,000 Mcfd	7.00– 8.35	(1)	434
Gas	Collar	Oct 2006	5,000 Mcfd	7.00– 8.35	(1)	434
Gas	Collar	Oct 2006	5,000 Mcfd	8.00-10.10	(1)	589
Gas	Collar	Oct 2006	5,000 Mcfd	8.00-10.10	(1)	589
Gas	Collar	Oct 2006	5,000 Mcfd	8.00-10.20	(1)	589
Gas	Collar	Oct 2006	5,000 Mcfd	8.00-10.20	(1)	589
Gas	Collar	Oct 2006	10,000 Mcfd	6.50– 8.25	(1)	712
Gas	Collar	Oct 2006-Apr 2007	10,000 Mcfd	7.50-11.00		2,612
Gas	Collar	Oct 2006-Apr 2007	10,000 Mcfd	7.50-11.15		2,659
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	7.50– 9.65		1,105
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.00-14.72		2,135
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50-11.35		2,410
Gas	Collar	Nov 2006-Mar 2007	10,000 Mcfd	8.50-11.50		2,462
Gas	Collar	Nov 2006-Mar 2007	20,000 Mcfd	8.00-15.00		4,177
Gas	Collar	Jan 2007-Dec 2007	10,000 Mcfd	9.00–12.10		6,247
Gas	Collar	Jan 2007-Dec 2007	20,000 Mcfd	9.00–12.10		12,494
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.50		1,773
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.75		1,721
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.78		936
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.80		938
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.00		5,243
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.05		5,311
Gas	Collar	May 2007-Dec 2007	10,000 Mcfd	8.00-11.20		2,355
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.00		879
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.65		956
Oil	Collar	Oct 2006-Jun 2007	1,000 Bbld	50.00-85.85		(35)
Oil	Collar	Oct 2006-Jun 2007	1,000 Bbld	50.00-85.85		(35)
Oil	Collar	Jul 2007-Dec 2007	500 Bbld	70.00-91.10		528
Gas	Basis	Oct 2006-May 2007	3,292 Mcfd			207
Gas	Basis	Dec 2006-Jan 2007	968 Mcfd			28

				Total		$62,234

(1)	These collars were settled in October at the final October NYMEX price of $4.201 per Mcf.
     Commodity price fluctuations affect our remaining natural gas and crude oil volumes as well as our NGL volumes. A portion of our natural gas production is sold under long-term natural gas sales contracts with market pricing. Additional natural gas volumes of 16.5 MMcfd are committed at market price through September 2008. Approximately 8.1 MMcfd of our natural gas production was sold under these contracts. The remaining contractual volumes were third-party volumes controlled by us.

     We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments, the associated financial price swaps have qualified as fair value hedges. The following table summarizes our open financial derivative positions and hedged firm commitments as of September 30, 2006 related to natural gas marketing.

				Weighted Avg
Product	Type	Contract Period	Volume	Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts
Gas	Sale	Oct 2006	234 Mcfd	$8.77	$33
Gas	Sale	Oct 2006	700 Mcfd	$5.21	22
Gas	Sale	Oct 2006	600 Mcfd	$5.18	18
Gas	Sale	Oct 2006-Dec 2006	296 Mcfd	$8.20	59

					$132
Financial derivatives
Gas	Floating Price	Oct 2006	323 Mcfd		$(34)
Gas	Floating Price	Oct 2006	323 Mcfd		(45)
Gas	Floating Price	Oct 2006	645 Mcfd		(11)
Gas	Floating Price	Oct 2006	645 Mcfd		(16)
Gas	Floating Price	Nov 2006	333 Mcfd		(31)
Gas	Floating Price	Dec 2006	333 Mcfd		(22)

					(159)

				Total-net	$(27)

     Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $6.4 million higher and $20.2 million lower as a result of the hedging programs for the first nine months of 2006 and 2005, respectively. Other revenue was $0.1 million and $0.3 million lower as a result of hedging activities for the nine month periods ending September 30, 2006 and 2005, respectively.
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
     As a result of these swaps, interest expense was $0.1 million and $0.2 million lower, respectively, for the nine months ended September 30, 2006 and 2005.

ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
     On October 13, 2006, we filed suit in the District Court in Tarrant County, Texas against Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC (Eagle”) regarding three contracts for drilling rigs in which we allege that the first rig furnished by Eagle exhibited operating deficiencies and safety defects. We seek a declaratory judgment that (i) the drilling contracts are void, (ii) we are entitled to recover damages incurred due to Eagle’s failure to perform, and (iii) that Eagle is not entitled to early termination compensation provided for in the contracts. On October 23, 2006, Eagle Domestic Drilling Operations, LLC sued us in District Court of Cleveland County, Oklahoma for breach of contract as to each of the three drilling contracts alleging damages in the amount of $29 million plus punitive damages and interest. Based upon information currently available, we believe that the final resolution of this matter will not have a material effect on our financial condition, results of operations, or cash flows.
ITEM 6. Exhibits:

Exhibit No.	Description
*4.1	Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, National Association, as trustee.

10.1	Quicksilver Resources Inc. Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 31, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2006

Quicksilver Resources Inc.
By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President — Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*4.1	Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, National Association, as trustee.

10.1	Quicksilver Resources Inc. Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 31, 2006 and included herein by reference).

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith