Form 10-Q
period 2007-03-31
QUICKSILVER RESOURCES INC
filed 2007-05-09
CIK 1060990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of April 30, 2007

Common Stock, $0.01 par value	78,164,128

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quicksilver Resources Inc.
Fort Worth, Texas
We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the Company) as of March 31, 2007, and the related condensed consolidated statements of income and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 9, 2007

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5,718	$5,281
Accounts receivable, net of allowance for doubtful accounts	76,180	76,521
Current derivative assets	8,037	64,086
Other current assets	27,611	25,076

Total current assets	117,546	170,964

Investments in and advances to equity affiliates	7,396	7,434

Property, plant and equipment – net (“full cost”)	1,843,645	1,679,280

Non-current derivative assets	—	3,753

Other assets	23,846	21,481

	$1,992,433	$1,882,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$312	$400
Accounts payable	108,141	109,914
Accrued liabilities	55,710	67,697
Derivative obligations	2,509	—
Current deferred income taxes	2,062	21,378

Total current liabilities	168,734	199,389

Long-term debt	1,058,604	919,117

Derivative obligations	5,252	—

Asset retirement obligations	26,987	25,058

Deferred income taxes	165,174	156,251

Minority interest	7,694	7,431

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 80,746,547 and 80,181,593 shares issued, respectively	807	802
Paid in capital in excess of par value	243,933	238,063
Treasury stock of 2,592,769 and 2,579,671 shares, respectively	(11,231)	(10,737)
Accumulated other comprehensive income	16,534	60,099
Retained earnings	309,945	287,439

Total stockholders’ equity	559,988	575,666

	$1,992,433	$1,882,912

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data — Unaudited

	For the Three Months Ending
	March 31,
	2007	2006
Revenues
Oil, gas and related product sales	$113,292	$98,689
Other revenue	3,288	961

Total revenues	116,580	99,650
Expenses
Oil and gas production costs	28,569	21,410
Production and ad valorem taxes	4,490	4,173
Other operating costs	784	403
Depletion, depreciation and accretion	24,594	17,673
Provision for doubtful accounts	(264)	—
General and administrative	9,962	6,254

Total expenses	68,135	49,913

Income from equity affiliates	115	188

Operating income	48,560	49,925

Other income-net	(601)	(350)
Interest expense	14,952	9,202

Income before income taxes and minority interest	34,209	41,073
Income tax expense	11,295	13,538
Minority interest	63	—

Net income	$22,851	$27,535

Other comprehensive income (loss), net of income taxes
Reclassification adjustments – hedge settlements	(9,510)	1,453
Unrealized gain (loss) on derivative instruments	(35,679)	23,513
Foreign currency translation adjustments	1,624	4

Comprehensive income (loss)	$(20,714)	$52,505

Basic net income per common share	$0.30	$0.36

Diluted net income per common share	$0.28	$0.34

Weighted average common shares outstanding
Basic	77,194	76,039
Diluted	83,830	82,808
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$22,851	$27,535
Charges and credits to net income not affecting cash
Depletion, depreciation and accretion	24,594	17,673
Deferred income taxes	11,265	13,400
Non-cash compensation	2,899	1,246
Amortization of deferred loan costs	456	735
Income from equity affiliates	(115)	(188)
Minority interest	63	—
Other non-cash items	328	80
Changes in assets and liabilities
Accounts receivable	605	8,468
Current and other assets	(3,528)	(11,278)
Accounts payable	6,507	3,262
Accrued and other liabilities	7,330	2,406

Net cash provided by operating activities	73,255	63,339

Investing activities:
Purchases of property, plant and equipment	(210,175)	(139,955)
Return of investment in equity affiliates	202	250
Proceeds from sales of properties	—	341

Net cash used for investing activities	(209,973)	(139,364)

Financing activities:
Issuance of debt	143,446	392,182
Repayments of debt	(6,868)	(198,082)
Debt issuance costs	(2,303)	(8,283)
Proceeds from exercise of stock options	2,976	1,430
Minority interest contributions	167	—
Purchase of treasury stock	(494)	(29)

Net cash provided by financing activities	136,924	187,218

Effect of exchange rates on cash	231	246

Net increase in cash and cash equivalents	437	111,439

Cash and cash equivalents at beginning of period	5,281	14,318

Cash and cash equivalents at end of period	$5,718	$125,757

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and its income, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
     Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
Net Income per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three-month periods ended March 31, 2007 and 2006. Outstanding options to purchase 2,401 shares were excluded from the diluted net income per share calculation for the periods ended March 31, 2007 and 2006 as those options were out of the money and, therefore, considered to be antidilutive.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Income from continuing operations	$22,851	$27,535
Impact of assumed conversions – interest on 1.875% contingently convertible debentures, net of income taxes	475	475

Income from continuing operations available to stockholders assuming conversion of contingently convertible debentures	$23,326	$28,010

Weighted average common shares-basic	77,194	76,039

Effect of dilutive securities:
Employee stock options	884	1,554
Employee stock awards	844	307
Contingently convertible debentures	4,908	4,908

Weighted average common shares-diluted	83,830	82,808

Basic net income per common share	$0.30	$0.36

Diluted net income per common share	$0.28	$0.34

Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded an adjustment to retained earnings of approximately $0.3 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized. This reduction in retained earnings was offset against the Company’s net operating loss carryforwards in the deferred federal income tax liability account. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1.5 million.
     There have been no changes to the Company’s unrecognized tax benefits for the quarter ended March 31, 2007. Because of the Company’s current net operating loss position, no accrual of interest or penalties has been recognized. If required, interest or penalties would be recognized as interest expense. The Company remains subject to examination by the Internal Revenue Service for the years 2001 through 2006. Currently, the Internal Revenue Service is auditing the Company’s 2004 Federal income tax return. This examination is expected to be completed in 2008.
     The Company’s subsidiary, Quicksilver Resources Canada Inc. (“QRCI”), because of its Canadian tax pool balances, remains subject to examination by the Canada Revenue Agency (“Revenue Canada”) for the years 1999 through 2006. Revenue Canada is currently reviewing the Scientific Research and Experimental Development (“SRED”) credits claimed, but not recognized, by QRCI for the years 2002 through 2004. As of March 31, 2007, the unrecognized credits are estimated to be $1.2 million.
     The majority of the Company’s U.S. operations are in the states of Michigan and Texas. The Michigan Single Business Tax is not considered to meet the definition of an income tax under SFAS No. 109 and, therefore, no uncertain tax positions have been recognized for this taxing jurisdiction. In May 2006, the Texas business tax was amended by replacing the taxable capital and earned surplus components of the old franchise tax with a new “taxable margin” component effective for taxable years ending December 31, 2007. The Company has not recognized any unrecognized tax benefits for this new Texas “taxable margin” tax.
     The Company does not anticipate that total unrecognized tax benefits, other than the Canadian SRED credits, will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
2. HEDGING
     The estimated fair values of all hedge derivatives and the associated fixed price firm sale commitments as of March 31, 2007 and December 31, 2006 are provided below. The carrying values of these financial instruments and firm commitments are equal to the estimated fair values as of the dates presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held with a single counterparty.

	March 31,	December 31,
	2007	2006
	(in thousands)
Derivative assets:
Floating price natural gas financial swaps	$12	$—
Fixed price sale commitments	—	53
Natural gas basis swaps	70	159
Crude oil financial collars	451	689
Natural gas financial swaps	—	1,009
Natural gas financial collars	19,385	65,982

	$19,918	$67,892

Derivative liabilities:
Fixed price sale commitments	$10	$—
Floating price natural gas financial swaps	—	53
Crude oil financial collars	251	—
NGL financial swaps	223	—
Natural gas financial swaps	7,825	—
Natural gas financial collars	11,333	—

	$19,642	$53

     The fair values of all natural gas and crude oil financial instruments and, when appropriate, any associated firm sale commitments as of March 31, 2007 and December 31, 2006 were estimated based on market prices for natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and associated firm sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.
     At March 31, 2007, net cash flow hedge gains of $5.5 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $3.5 million of after-tax gains will be reclassified from other comprehensive income over the next twelve months.
3. LONG-TERM DEBT
     Long-term debt consists of:

	March 31,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$560,582	$421,123
Senior subordinated notes	350,000	350,000
Contingently convertible debentures, net of unamortized discount	148,022	147,994
Other loans	312	400

	1,058,916	919,517
Less current maturities	(312)	(400)

	$1,058,604	$919,117

     On February 9, 2007, the Company amended its senior secured credit facility to extend its maturity to February 9, 2012 and to provide for revolving loans, swingline loans and letters of credit from time to time in an aggregate amount not to exceed the borrowing base, which is calculated based on several factors and is initially equal to $850 million. The borrowing base is subject to annual redeterminations and certain other redeterminations. The lenders have agreed to initial revolving credit commitments in an aggregate amount equal to $1.2 billion, and the Company has an option to increase the facility to $1.45 billion with the consent of the lenders. The lenders’ commitments under the facility are allocated between U.S. and Canadian funds, with the U.S. funds available for borrowing by the Company and Canadian and U.S. funds being available for borrowing by the Company’s Canadian subsidiary, QRCI. The facility offers the option to extend the maturity up to two additional years with requisite lender consent. U.S. borrowings under the facility are guaranteed by most of Quicksilver’s domestic subsidiaries and are secured by, among other things, Quicksilver’s and its domestic subsidiaries’ oil and gas properties. Canadian borrowings under the facility are guaranteed by Quicksilver and most of Quicksilver’s domestic subsidiaries and are secured by, among other things, QRCI’s, Quicksilver’s and certain of Quicksilver’s domestic subsidiaries’ oil and gas properties. The loan agreements for the credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion and amortization, non-cash income and expense, and exploration costs) to interest expense ratio. At March 31, 2007, the Company was in compliance with such covenants.
     The terms and conditions of the Senior Subordinated Notes require the Company to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, restrictions on restricted subsidiaries to make distributions, affiliate transactions and mergers and consolidations. At March 31, 2007, the Company was in compliance with such covenants.
     The convertible subordinated debentures due November 1, 2024 are contingently convertible into shares of Quicksilver’s common stock (subject to adjustment). Additionally, holders of the debentures can require the Company to repurchase all or a portion of their debentures on November 1, 2011, 2014 or 2019 at a price equal to the principal amount thereof plus accrued and unpaid interest. The debentures are convertible into Quicksilver common stock at a rate of 32.7209 shares for each $1,000 debenture, subject to adjustment. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights unless the closing price of Quicksilver’s stock price is $36.67 (120% of the conversion price per share) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2007, the debentures were convertible into 4,908,128 shares of Quicksilver’s common stock. Upon conversion, the Company has the option to deliver in lieu of Quicksilver common stock, cash or a combination of cash and Quicksilver common stock.

4. ASSET RETIREMENT OBLIGATIONS
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
     During the three-month periods ended March 31, 2007 and 2006, accretion expense was recognized and included in depletion, depreciation and accretion expense reported in the condensed consolidated statement of income for the period. At March 31, 2007 and December 31, 2006, retirement obligations classified as current were $0.2 million. The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Beginning asset retirement obligation	$25,206	$20,965
Additional liability incurred	1,454	946
Accretion expense	361	314
Change in estimates	—	29
Loss on settlement of liability	—	57
Asset retirement costs incurred	—	(69)
Currency translation adjustment	115	(15)

Ending asset retirement obligation	$27,136	$22,227

5. COMMITMENTS AND CONTINGENCIES
     The Company has contracts for the use of drilling rigs in its drilling and exploration programs for periods ranging from one to three years at estimated day rates ranging from $18,500 to $22,000 per day. Each of the contracts requires payment of the specified day rate for the entire lease term of each contract regardless of the Company’s utilization of the drilling rigs. As of March 31, 2007, commitments under these contracts, in thousands, were as follows:

2007	$30,909
2008	29,601
2009	29,091
2010	2,753

$92,354

     The Company has entered into firm transportation contracts with third-party pipelines. Under the contracts, the Company is obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. The Company’s production committed to the pipelines is expected to meet, or exceed, the daily volumes provided in the contracts. As of March 31, 2007, commitments under these contracts, in thousands, were as follows:

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
6. STOCK-BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. The Company adopted SFAS 123(R) on January 1, 2006. The Company adopted SFAS 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the unvested portion of stock option awards outstanding as of January 1, 2006 has been recognized as compensation expense as the requisite service is rendered after January 1, 2006. The compensation cost for unvested stock option awards granted before adoption of SFAS 123(R) shall be attributed to periods beginning January 1, 2006 using the attribution method that was used under SFAS 123. At January 1, 2007, the Company had total compensation cost of $0.5 million related to unvested stock options with a weighted average remaining vesting period of 1.2 years. The Company recorded expense of $0.1 million and $0.2 million for stock options in the first three months of 2007 and 2006, respectively. At March 31, 2007, the Company had $0.4 million of expense remaining in unrecognized compensation cost for the unvested portion of stock options awarded prior to 2006.
     At January 1, 2007 and 2006, the Company had total compensation cost of $14.7 million and $3.3 million, respectively, related to unvested restricted stock and stock unit awards. Additionally, grants of restricted stock and stock units through March 31, 2007 had total compensation cost of $14.8 million at the time of grant. During the first quarter of 2007 and 2006, the Company recognized $2.8 million of expense for vesting of restricted stock and stock units. Total unvested compensation cost was $26.7 million at March 31, 2007 with a weighted average remaining vesting period of 1.4 years.
     SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006.
Employee Stock Plans
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

Stock Options
     The following table summarizes the Company’s stock option activity during the first three months of 2007.

		Wtd Avg
		Exercise
	Shares	Price
Outstanding at beginning of year	1,689,190	$16.84
Granted	—	—
Exercised	(175,957)	16.91
Forfeited	(4,800)	11.01

Outstanding at period end	1,508,433	$16.85

Exercisable at March 31, 2007	1,227,476	$17.95

Vested or expected to vest at March 31, 2007	1,487,275	$16.93

     Stock options vested and exercisable at March 31, 2007 had an aggregate intrinsic value of $26.8 million and a weighted average remaining term of 2.1 years.
     Cash received from the exercise of stock options totaled $3.0 million and $1.4 million for the first three months of 2007 and 2006, respectively. The intrinsic value of the options exercised in the first three months of 2007 was $3.9 million.
Restricted Stock
     During the first quarter of 2007, the Company awarded 401,597 shares of restricted stock and stock units to employees at a weighted average market price of $36.67 per share. The shares and units awarded vest ratably over a three-year period. On January 3, 2007, each of the four non-employee directors of the Company received a grant of 1,740 restricted shares at a market value of $34.48 per share. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     The following table summarizes the Company’s restricted stock and stock unit activity during the first three months of 2007.

		Wtd Avg
		Grant
		Date Fair
	Shares	Value
Outstanding at beginning of year	511,873	$38.35
Granted	408,557	36.63
Vested	(69,201)	41.21
Forfeited	(19,922)	36.67

Outstanding at period end	831,307	$37.31

     The total fair value of shares and units vested during the three months ended March 31, 2007 was $2.6 million.
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

Condensed Consolidating Balance Sheets

	March 31, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$134,809	$258,112	$63,300	$(338,675)	$117,546
Investments in subsidiaries (equity method)	537,680	157,201	2	(687,487)	7,396
Property and equipment, net	1,163,917	88,084	591,644	—	1,843,645
Other assets	21,598	1	2,247	—	23,846

Total assets	$1,858,004	$503,398	$657,193	$(1,026,162)	$1,992,443

LIABILITIES
Current liabilities	$368,360	$94,593	$44,456	$(338,675)	$168,734
Non-current liabilities	929,656	24,495	301,866	—	1,256,017
Minority interest	—	—	7,694	—	7,694
Stockholders’ equity	559,988	384,310	303,177	(687,487)	559,988

Total liabilities and stockholders’ equity	$1,858,004	$503,398	$657,193	$(1,026,162)	$1,992,433

	December 31, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$165,061	$250,928	$78,531	$(323,556)	$170,964
Investments in subsidiaries (equity method)	510,548	131,750	—	(634,864)	7,434
Property and equipment, net	1,043,037	87,025	549,218	—	1,679,280
Other assets	22,397	—	2,837	—	25,234

Total assets	$1,741,043	$469,703	$630,586	$(958,420)	$1,882,912

LIABILITIES
Current liabilities	$368,073	$91,414	$63,458	$(323,556)	$199,389
Non-current liabilities	797,304	24,577	278,545	—	1,100,426
Minority interest	—	—	7,431	—	7,431
Stockholders’ equity	575,666	353,712	281,152	(634,864)	575,666

Total liabilities and stockholders’ equity	$1,741,043	$469,703	$630,586	$(958,420)	$1,882,912

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$70,868	$8,756	$41,434	$(4,478)	$116,580
Operating expenses	46,461	4,443	21,709	(4,478)	68,135
Income from equity affiliates	6	109	—	—	115

Income from operations	24,413	4,422	19,725	—	48,560
Equity in net earnings of subsidiaries	14,736	1,281	—	(16,017)	—
Interest expense and other	11,121	(10)	3,303	—	14,414
Income tax provision	5,177	1,551	4,567	—	11,295

Net income	$22,851	$4,162	$11,855	$(16,017)	$22,851

	For the Three Months Ended March 31, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$54,968	$13,378	$32,367	$(1,063)	$99,650
Operating expenses	33,615	4,374	12,987	(1,063)	49,913
Income from equity affiliates	—	188	—	—	188

Income from operations	21,353	9,192	19,380	—	49,925
Equity in net earnings of subsidiaries	17,678	—	—	(17,678)	—
Interest expense and other	6,153	(2)	2,701	—	8,852
Income tax provision	5,343	3,218	4,977	—	13,538

Net income	$27,535	$5,976	$11,702	$(17,678)	$27,535

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended March 31, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$43,215	$1,709	$28,331	$—	$73,255
Cash flow used for investing activities	(166,618)	(26,222)	(65,487)	48,354	(209,973)
Cash flow provided by financing activities	123,755	24,513	37,010	(48,354)	136,924
Effect of exchange rates on cash	—	—	231	—	231

Net increase (decrease) in cash & equivalents	352	—	85	—	437
Cash & equivalents at beginning of period	83	—	5,198	—	5,281

Cash & equivalents at end of period	$435	$—	$5,283	$—	$5,718

	For the Three Months Ended March 31, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$13,486	$24,581	$25,272	$—	$63,339
Cash flow used for investing activities	(68,125)	(21,301)	(49,938)	—	(139,364)
Cash flow provided by financing activities	172,536	—	14,682	—	187,218
Effect of exchange rates on cash	—	—	246	—	246

Net decrease in cash & equivalents	117,897	3,280	(9,738)	—	111,439
Cash & equivalents at beginning of period	8,990	(4,410)	9,738	—	14,318

Cash & equivalents at end of period	$126,887	$(1,130)	$—	$—	$125,757

8. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Interest	$6,443	$7,612
Income taxes	$734	$—
     Other non-cash transactions are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Noncash investing activities – changes in working capital associated with property and equipment	$(27,597)	$(6,350)
9. RELATED PARTY TRANSACTIONS
     As of March 31, 2007, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.
     Quicksilver and its associated entities paid $0.5 million and $0.3 million for rent in the first three months of 2007 and 2006, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate, and WFMG, L.P., a PALP affiliate. Rental rates are determined based on comparable rates charged by third parties. Payments received during 2007 from Mercury for sublease rentals, employee insurance coverage and administrative services have been $0.1 million.
     During the first three months of 2007 and 2006, the Company paid Regal Jets, LLC (formerly known as Regal Aviation LLC), an unrelated airplane management company, $0.2 million and $0.1 million, respectively, for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.

10. GEOGRAPHIC INFORMATION
     The Company operates in two geographic segments, the United States and Canada. Both areas are engaged in the exploration and production segment of the oil and gas industry. The Company evaluates performance based on operating income and property and equipment costs incurred.

	United
	States	Canada	Corporate	Consolidated
		(in thousands)
For the Three Months Ended

March 31, 2007
Revenues	$80,429	$36,151	$—	$116,580
Depletion, depreciation and accretion	15,616	8,752	226	24,594
Operating income	39,770	18,978	(10,188)	48,560
Property and equipment costs incurred	162,414	19,559	605	182,578

March 31, 2006
Revenues	$67,213	$32,437	$—	$99,650
Depletion, depreciation and accretion	10,352	7,199	122	17,673
Operating income	36,574	19,727	(6,376)	49,925
Property and equipment costs incurred	95,561	37,481	563	133,605

Fixed Assets – net
March 31, 2007	$1,331,037	$508,969	$3,639	$1,843,645

December 31, 2006	$1,258,807	$417,199	$3,274	$1,679,280
11. QUICKSILVER GAS SERVICES LP
     On February 12, 2007 the Company’s wholly-owned subsidiary, Quicksilver Gas Services LP (“QGSLP”), filed a registration statement on Form S-1 with the Securities and Exchange Commission to become a publicly traded partnership through a proposed underwritten initial public offering. The registration statement contemplates the offering of 3,375,000 common units representing approximately 19% of the limited partner interests in QGSLP, with anticipated aggregate gross proceeds of approximately $67.5 million. Upon completion of the offering, the Company expects to retain common units and subordinated units representing an approximate 75% limited partner interest, and the entire 2% general partner interest in the publicly traded partnership.
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
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas and crude oil prices;

•	failure or delays in achieving expected production from natural gas and crude oil exploration and development projects;

•	effects of hedging natural gas and crude oil prices;

•	uncertainties inherent in estimates of natural gas and crude oil reserves and predicting natural gas and crude oil reservoir performance;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	delays in obtaining oil field equipment and increases in drilling and other service costs;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2006.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

RESULTS OF OPERATIONS
Summary Financial Data
Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Total operating revenues	$116,580	$99,650
Total operating expenses	68,135	49,913
Operating income	48,560	49,925
Net income	22,851	27,535
     We recorded net income of $22.9 million ($0.28 per diluted share) for the three months ended March 31, 2007, compared to net income of $27.5 million ($0.34 per diluted share) for the first quarter of 2006.
Operating Revenues
     Revenues for the first quarter of 2007 were $116.6 million; a $16.9 million increase from the $99.7 million reported for the three months ended March 31, 2006. Production revenue increased $14.6 million as a result of a 21% increase in sales volumes partially offset by a 5% decrease in realized sales prices.
Gas, Oil and Related Product Sales
     Sales volumes, revenues and average realized sales prices for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Natural gas, oil and NGL sales (in thousands)
United States	$79,263	$66,685
Canada	34,029	32,004

Total	$113,292	$98,689

Product sale revenues (in thousands)
Natural gas sales	$95,562	$86,922
Oil and condensate sales	7,639	8,393
NGL sales	10,091	3,374

Total	$113,292	$98,689

Average daily sales volume
Natural gas – Mcfd
United States	101,258	91,029
Canada	56,131	47,996

Total	157,389	139,025
Oil and condensate – Bbld
United States	1,665	1,590
Canada	—	—

Total	1,665	1,590
NGL – Bbld
United States	3,316	930
Canada	—	9

Total	3,316	939

	Three Months Ended
	March 31,
	2007	2006
Total sales – Mcfed
United States	131,143	106,150
Canada	56,131	48,052

Total	187,274	154,202

Unit prices — including impact of hedges
Natural gas — per Mcf
United States	$6.75	$6.71
Canada	6.73	7.40
Consolidated	6.75	6.95

Oil and condensate — per Bbl
United States	$50.99	$58.64
Canada	—	—
Consolidated	50.99	58.64

NGL — per Bbl
United States	$33.81	$40.09
Canada	—	21.29
Consolidated	33.81	39.91
     Natural gas sales of $95.6 million for the first quarter of 2007 were 10% higher than the $86.9 million of natural gas sales for the first quarter of 2006. Natural gas revenue increased $11.2 million because of a 13% increase in sales volumes for the first quarter of 2007 as compared to the first quarter of 2006. Production from our coal bed methane (“CBM”) projects in Canada increased for the first quarter of 2007 by approximately 1.1 Bcf as compared to the first quarter of 2006 and was the result of new wells placed into production subsequent to the first quarter of 2006. Natural production declines partially offset the Canadian production increases. New wells in the Fort Worth Basin placed into production subsequent to the first quarter of 2006, increased sales volumes by approximately 2.1 Bcf for the first quarter of 2007 compared to the first quarter of 2006. Additional Michigan volumes of 0.2 Bcf were recognized upon the successful resolution of a dispute concerning royalty interests. The remainder of the change in U.S. natural gas production includes production from new wells placed into production subsequent to the first quarter of 2006 in all other U.S. operating areas, primarily Michigan, and decreased production associated with natural production declines.
     Oil and condensate sales were $7.6 million for the three months ended March 31, 2007 compared to $8.4 million for the first quarter of 2006. The average realized oil and condensate sales price for the first quarter of 2007 was $50.99 per Bbl compared to $58.64 per Bbl for the first quarter of 2006. Lower realized sales prices decreased revenue by $1.1 million for the first quarter of 2007 compared to the prior year quarter. New wells in the Fort Worth Basin placed into production subsequent to the first quarter of 2006, added 18 MBbl of oil and condensate in the first quarter of 2007 compared to the first quarter of 2006, which was partially offset by natural production declines in other producing areas. The net increase in oil production improved revenue by an additional $0.3 million compared to the prior year quarter.
     Our first quarter 2007 NGL sales increased $6.7 million to $10.1 million as compared to the first quarter of 2006. NGL revenue increased $7.2 million as a result of higher production volumes for the first quarter of 2007. First quarter 2007 NGL production in the Fort Worth Basin increased approximately 183 MBbl as a result of new wells placed into production subsequent to the first quarter of 2006, and the natural gas processing of all Fort Worth Basin natural gas production upon the start-up of our new processing facility in April 2006. The Fort Worth Basin increase was partially offset by natural production declines elsewhere in the U.S. NGL prices decreased $6.10 per Bbl for the 2007 period as compared to 2006, which reduced revenue by approximately $0.5 million.
Other Revenues
     Other revenue, consisting primarily of revenue from the processing, gathering and marketing of natural gas, was $3.3 million for the first quarter of 2007 compared to $1.0 million for the first quarter of 2006. A $1.1 million increase in gas processing and transportation revenue was primarily the result of revenue earned from the processing of third-party natural gas through our gas processing facility in the Fort Worth Basin which began operating in April 2006. An increase in the capacity of our gathering system in the Fort Worth Basin also contributed to the revenue increase. The remaining increase in other revenue for the first quarter of 2007 was primarily the result of revenue recognized in Canada for a rebate of Alberta crown royalties. The rebate was made under a program that promotes new technologies in the energy sector.
Operating Expenses
     First quarter 2007 operating expenses were $68.1 million; an increase of $18.2 million over the $49.9 million of operating expenses incurred in the first quarter of 2006.
Oil and Gas Operations Expense

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per
	unit amounts)
Oil and gas operations expense
United States	$21,036	$16,199
Canada	7,533	5,211

Total	$28,569	$21,410

Oil and gas operations expense – per Mcfe
United States	$1.78	$1.70
Canada	1.49	1.20
Consolidated	1.69	1.54
     Oil and gas operations expense was $28.6 million for the first quarter of 2007. The $7.1 million increase over the prior year quarter included increases of $4.8 million and $2.3 million for U.S. and Canadian production costs, respectively.
     Oil and gas operations expense for the U.S. was $21.0 million for the first quarter of 2007. First quarter 2007 U.S. production expense increased $4.8 million compared to production expense of $16.2 million for the first quarter of 2006. The growth of our operations in the Fort Worth Basin increased operating expense approximately $3.2 million for the first quarter 2007 compared to the 2006 quarter. A $0.9 million increase in Texas production overhead expense consisted of $0.3 million for compensation expense and $0.6 million in higher field office expenses, which resulted from the addition of operations personnel and an increase in operating activities as compared to the first quarter of 2006. Texas lease operating expenses for the first quarter of 2007 increased $1.5 million as compared to the 2006 quarter primarily because of the increasing rate of new wells placed into production. Operation of our Texas natural gas processing facilities and gathering system operations increased expense $0.8 million for the first quarter of 2007. Our first natural gas processing facility began operation in April 2006 while our gathering system grew to connect additional wells completed over the past year. Expense for our Michigan operations increased $1.7 million for the first quarter of 2007 compared to the prior year period. Higher well work-over and compressor overhaul and maintenance activity resulted in a $0.7 million increase in Michigan production expense for the first quarter of 2007 when compared with the 2006 first-quarter period. Compensation expense for Michigan increased $0.4 million for the first quarter of 2007 as compared to the 2006 period and included additional compensation expense for the vesting of stock awards granted in January 2007. Lease operating expense for Michigan increased $0.3 million for the first quarter of 2007 as compared to the first quarter of 2006 as a result of small increases over several categories of lease operating expense.
     Canadian operating costs were $7.5 million for the first quarter of 2007. Compared to the first quarter of 2006, oil and gas production expense increased approximately $2.3 million for the first quarter of 2007. Compensation expense increased $1.6 million for the first quarter of 2007 as compared to the 2006 first quarter. The increase consisted of $0.5 million of expense for non-compete payments made to senior management no longer employed by us, additional stock compensation expense of $0.3 million for vesting of restricted stock unit awards granted in January 2007 and $0.7 million for additional salary and benefits primarily related to a 12% increase in personnel over the past year as compared to the first quarter of 2006. In addition, lease operating and gas facility and processing expenses increased $0.6 million and $0.2 million, respectively for the first quarter of 2007 compared to the prior year quarter. These increases reflect additional wells placed into production and the construction of additional gas processing facilities during the past year.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the first quarter of 2007 was $4.5 million compared to $4.2 million for the first quarter of 2006. Ad valorem taxes increased $0.6 million primarily as the result of additional assets constructed and acquired in conjunction with our drilling program in the Fort Worth Basin. The $0.3 million decrease in production taxes was the result of higher sales volumes in the 2007 first quarter partially offset by a reduction in average sale prices from the first quarter of 2006.

Depletion, Depreciation and Accretion

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per
	unit amounts)
Depletion	$20,361	$14,797
Depreciation of other fixed assets	3,872	2,562
Accretion	361	314

Total depletion, depreciation and accretion	$24,594	$17,673

Average depletion cost per Mcfe	$1.21	$1.07
     Depletion for the first quarter of 2007 was $20.4 million and $5.6 million higher than depletion for the first quarter of 2006. Higher depletion resulted from a 13% increase in the depletion rate and a 21% increase in sales volumes. Our higher depletion rate for the first quarter of 2007 resulted from significant actual and estimated future capital expenditures and proved reserves added for our Canadian CBM and Forth Worth Basin properties. The $1.3 million increase in depreciation for the first quarter of 2007 as compared to the 2006 period was primarily associated with new gas processing facilities in Canada and Fort Worth Basin gas compression and processing facilities and gathering system assets.
General and Administrative Expense
     General and administrative expense for the three months ended March 31, 2007 was $10.0 million compared to $6.3 million for the quarter ended March 31, 2006. The most significant increase in general and administrative expense for the first quarter of 2007 was a $3.0 million increase in employee compensation and benefits, including approximately $1.0 million of expense for vesting of restricted stock and stock option awards. Office rent expense and information technology expenses increased approximately $0.3 million for the 2007 first quarter as compared to the prior year quarter. These increases were, in large part, the result of a 30% increase in personnel working in the corporate office during the first quarter of 2007 as compared to the first quarter of 2006 and vesting of restricted stock granted in the first quarter of 2007. Additionally, legal expense increased $0.5 million for the first quarter of 2007. Additional legal fees were incurred as a result of the favorable resolution of a dispute concerning royalty interests on certain Michigan wells.
Interest Expense
     Interest expense for the first quarter of 2007 was $15.0 million, net of capitalized interest of $0.6 million, which was an increase of $5.7 million compared to the first quarter of 2006. Interest expense in the first quarter of 2006 included a $1.0 million prepayment charge associated with the retirement of debt in March of 2006. Since March of 2006, we have increased the amount outstanding under our senior credit facilities by approximately $289 million. Our higher debt outstanding increased interest expense approximately $4.7 million. Higher interest rates incurred during the first quarter of 2007 as compared to the prior year period contributed $1.0 million to increased interest expense.
Income Tax Expense
     Our provision for income taxes for the first quarter of 2007 decreased $2.2 million from the prior year period to $11.3 million. The $2.2 million decrease in our income tax provision was the result of a $6.9 million decrease in income before taxes for the first quarter of 2007 as compared to the first quarter of 2006. Our U.S. income tax provision of $6.8 million was established using the statutory U.S. federal rate of 35%. Our Canadian income tax provision of approximately $4.5 million was accrued at a combined Canadian and provincial statutory rate of 29%.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
     Net cash from operations was $73.3 million for the three months ended March 31, 2007, an increase of $10.0 million compared to the same period in 2006. Although net income of $22.9 million for the first quarter of 2007 was $4.7 million lower than net income for the first three months of 2006, non-cash expenses including depletion, depreciation and amortization, deferred taxes, stock-based compensation and deferred financing costs increased by $6.5 million for the three months ending March 31, 2007. Additional working capital of $8.1 million was provided for the 2007 three-month period as compared to the first quarter of 2006.
     Our principal sources of cash are sales of natural gas, crude oil and NGLs. During the three months ended March 31, 2007, sales under our long-term contracts with price floors averaging $2.48 per Mcf covered 17% of our natural gas production. Additionally, price collars covered approximately 65% of our production for the three months ended March 31, 2007. We currently have price collars or fixed price swaps hedging our anticipated natural gas, crude oil, condensate and NGL production of approximately 127 MMcfd and 2,000 Bbld, respectively, for the remainder of 2007. We have hedged approximately 50

MMcfd and 40 MMcfd of our estimated 2008 natural gas sales using price collars and fixed price swaps, respectively. Anticipated crude oil production of 1,000 Bbld for 2008 has been hedged using price collars. Approximately 20 MMcfd of our expected first quarter 2009 natural gas sales is also hedged with natural gas collars.
     During the first quarter of 2007, we paid $210.2 million for property and equipment, an increase of $70.2 million compared to the first quarter of 2006. Property and equipment costs incurred (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2007 period totaled $182.6 million, which consisted of $144.1 million expended for exploration and development activities, $27.0 million expended for construction of our gas processing facility in Hood County, Texas and lateral extensions of our north Texas pipeline and $4.6 million expended for Canadian gas processing facilities. Of the $129.2 million incurred for U.S. exploration and development, $121.0 million was spent in Texas, including $6.3 million for non-producing leasehold costs.

Three Months
Ended
March 31, 2007
(in thousands)
Exploration and development
United States	$129,165
Canada	14,939

Total exploration and development	144,104
Gas processing and transportation
United States	31,816
Canada	4,593

Total gas processing and transportation	36,409
Corporate and office	2,065

Total plant and equipment costs incurred	$182,578

     Net cash provided by financing activities for the three months ended March 31, 2007 totaled $136.9 million. As of March 31, 2007, the borrowing base under our senior secured credit facility was $850 million, of which approximately $225 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with such covenants at March 31, 2007.
     As of March 31, 2007 and December 31, 2006, our total capitalization was as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$560,582	$421,123
Senior subordinated notes	350,000	350,000
Convertible subordinated debentures	148,022	147,994
Other loans	312	400

Total debt	1,058,916	919,517
Stockholders’ equity	559,988	575,666

	$1,618,904	$1,495,183

Financial Position
     The following impacted our balance sheet as of March 31, 2007, as compared to our balance sheet as of December 31, 2006:
•	A $164.4 million increase in our net property, plant and equipment assets includes approximately $182.6 million in capital costs incurred for development, exploitation and exploration of our oil and gas properties as well as additional natural gas processing and gathering system assets in Texas.

•	We incurred additional long-term debt of $136.6 million primarily as a result of our capital expenditures of $210.2 million exceeding our cash flow from operations by $136.9 million. These borrowings have been drawn from our senior secured credit facility.

•	Our current and deferred derivative assets have decreased $56.0 million and $3.8 million, respectively, and we have current and non-current derivative liabilities of $2.5 million and $5.3 million, respectively. These fluctuations reflect the relatively less favorable pricing of our financial derivatives as compared to current market prices. Additionally, our current deferred tax liability decreased $19.3 million as a result of the change in the estimated fair value of our financial derivatives.
Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with our adoption of FIN 48, as of January 1, 2007, we recorded an adjustment to retained earnings of approximately $0.3 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized. This reduction in retained earnings was offset against our net operating loss carryforwards in the deferred federal income tax liability account. As of the date of adoption, our unrecognized tax benefits totaled $1.5 million.
     There have been no changes to our unrecognized tax benefits for the quarter ended March 31, 2007. Because of our current net operating loss position, no accrual of interest or penalties has been recognized. If required, interest or penalties would be recognized as interest expense. We remain subject to examination by the Internal Revenue Service for the years 2001 through 2006. Currently, the Internal Revenue Service is auditing our 2004 Federal income tax return. This examination is expected to be completed in 2008.
     Our subsidiary, Quicksilver Resources Canada Inc. (“QRCI”), because of its Canadian tax pool balances, remains subject to examination by the Revenue Canada Agency “Revenue Canada”) for the years 1999 through 2006. Revenue Canada is currently reviewing the Scientific Research and Experimental Development (“SRED”) credits claimed, but not recognized, by QRCI for the years 2002 through 2004. As of March 31, 2007, the unrecognized credits are estimated to be $1.2 million.
     The majority of our U.S. operations are in the states of Michigan and Texas. The Michigan Single Business Tax is not considered to meet the definition of an income tax under SFAS No. 109 and, therefore, no uncertain tax positions have been recognized for this taxing jurisdiction. In May 2006, the Texas business tax was amended by replacing the taxable capital and earned surplus components of the old franchise tax with a new “taxable margin” component effective for taxable years ending December 31, 2007. We have not recognized any unrecognized tax benefits for this new Texas “taxable margin” tax.
     We do not anticipate that total unrecognized tax benefits, other than the Canadian SRED credits, will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2007.
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
Commodity Price Risk
     We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. We sell approximately 10.0 MMcfd and 25.0 MMcfd of natural gas for floor prices of $2.47 per Mcf and $2.49 per Mcf, respectively, under long-term contracts that extend through March 2009. Approximately 3.6 MMcfd of the natural gas sold under these contracts during the first three months of 2007 were third-party volumes controlled by us.
     Currently, natural gas price collars have been put in place to hedge approximately 127 MMcfd of our anticipated natural gas production for the remainder of 2007. We have also hedged 2,000 Bbld of anticipated crude oil, condensate and NGL production with crude oil price collars and NLG fixed price swaps for the remainder of 2007. Price collars and swaps have also been put in place to hedge approximately 50 MMcfd and 40 MMcfd, respectively, of our anticipated 2008 natural gas production. Our fixed price swaps have an average price of $8.13 per Mcf. Anticipated 2008 crude oil and condensate production of approximately 1,000 Bbld has also been hedged with crude oil price collars. Anticipated first quarter 2009 natural gas production of approximately 20 MMcfd has been hedged with natural gas price collars.

     The following table summarizes our open financial derivative positions as of March 31, 2007 related to our natural gas and crude oil production.

		Remaining		Price Per
Product	Type	Contract Period	Volume	Mcf or Bbl	Fair Value
					(in thousands)
Gas	Swap	Jan 2008-Dec 2008	25,000 Mcfd	$8.13	$(4,912)
Gas	Swap	Jan 2008-Dec 2008	7,500 Mcfd	8.13	(1,474)
Gas	Swap	Jan 2008-Dec 2008	5,000 Mcfd	8.14	(965)
Gas	Swap	Jan 2008-Dec 2008	2,500 Mcfd	8.15	(474)

NGL	Swap	Jul 2007-Dec 2007	1,000 Bbld	40.41	(223)

Gas	Collar	Apr 2007	10,000 Mcfd	7.50-11.00	—
Gas	Collar	Apr 2007	10,000 Mcfd	7.50-11.15	—
Gas	Collar	Apr 2007-Dec 2007	10,000 Mcfd	9.00-12.10	3,118
Gas	Collar	Apr 2007-Dec 2007	20,000 Mcfd	9.00-12.10	6,236
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.50	575
Gas	Collar	Apr 2007-Oct 2007	10,000 Mcfd	7.50-11.75	602
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.78	305
Gas	Collar	Apr 2007-Oct 2007	5,000 Mcfd	7.50-11.80	308
Gas	Collar	May 2007-Dec 2007	20,000 Mcfd	7.00- 9.15	(1,629)
Gas	Collar	May 2007-Dec 2007	10,000 Mcfd	8.00-11.20	990
Gas	Collar	Apr 2007-Mar 2008	15,000 Mcfd	7.50- 8.70	(3,138)
Gas	Collar	Apr 2007-Mar 2008	5,000 Mcfd	7.50- 8.90	(926)
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.00	3,228
Gas	Collar	Apr 2007-Mar 2008	10,000 Mcfd	9.00-12.05	3,247
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.00	375
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.65	397
Gas	Collar	Jan 2008-Dec 2008	20,000 Mcfd	7.50- 9.15	(3,330)
Gas	Collar	Apr 2008-Mar 2009	20,000 Mcfd	7.50- 9.35	(2,306)

Oil	Collar	Apr 2007-Jun 2007	1,000 Bbld	50.00-85.85	(8)
Oil	Collar	Apr 2007-Jun 2007	1,000 Bbld	50.00-85.85	(8)
Oil	Collar	Jul 2007-Dec 2007	500 Bbld	70.00-91.10	451
Oil	Collar	Jul 2007-Dec 2007	500 Bbld	60.00-72.80	(177)
Oil	Collar	Jan 2008-Dec 2008	500 Bbld	65.00-73.90	(58)

Gas	Basis	Apr 2007-May 2007	1,967 Mcfd		70

				Total	$274

     We also enter into financial contracts to hedge our exposure to commodity price risk associated with future contractual natural gas sales and purchases. These contracts consist of fixed price sales to third parties. As a result of these firm sale commitments, the associated financial price swaps have qualified as fair value hedges. The following table summarizes our open financial derivative positions and hedged firm commitments as of March 31, 2007 related to natural gas marketing.

				Weighted Avg
Product	Type	Contract Period	Volume	Price per Mcf	Fair Value
					(in thousands)
Fixed price sale contracts
Gas	Sale	Apr 2007	590 Mcfd	$6.96	$(10)
Financial derivatives
Gas	Floating Price	Apr 2007	667 Mcfd		$12

				Total-net	$2

     Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $14.4 million higher and $2.3 million lower as a result of the hedging programs for the first three months of 2007 and 2006, respectively. Other revenue was $0.2 million lower as a result of hedging activities for the three-month period ending March 31, 2006.
ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the first quarter of 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 31, 2007.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares		Announced	Under the
	Purchased	Average Price	Plans or	Plans or
Period	(1)	Paid per Share	Programs (2)	Programs (2)
January 1 to January 31, 2007	11,590	$37.48	—	—
February 1 to February 28, 2007	1,508	$39.29	—	—
March 1 to March 31, 2007	—	—	—	—

Total	13,098	$37.69	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy the Company’s income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 1999 Stock Option and Retention Plan.

(2)	The Company does not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
ITEM 6. Exhibits:

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

10.2	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).
*10.3	Description of 2007 Cash Bonus.

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2007

Quicksilver Resources Inc.

By:	/s/ Glenn Darden

Glenn Darden
President and Chief Executive Officer

By:	/s/ Philip Cook

Philip Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

10.2	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

*10.3	Description of 2007 Cash Bonus.

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith