Form 10-Q
period 2007-09-30
QUICKSILVER RESOURCES INC
filed 2007-11-09
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of October 31, 2007

Common Stock, $0.01 par value	79,050,986

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quicksilver Resources Inc.
Fort Worth, Texas
We have reviewed the accompanying condensed consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quicksilver Resources Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
November 8, 2007

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$19,590	$5,281
Accounts receivable, net of allowance for doubtful accounts	69,895	76,521
Current derivative assets	26,638	64,086
Other current assets	38,632	25,076

Total current assets	154,755	170,964

Investments in and advances to equity affiliates	7,161	7,434
Property, plant and equipment — Net
Oil and gas properties, full cost method (including unevaluated costs of $239,807 and $191,665, respectively)	2,027,035	1,444,059
Other property and equipment	360,816	235,221

Property, plant and equipment — Net	2,387,851	1,679,280

Non-current derivative assets	—	3,753
Other assets	22,209	21,481

	$2,571,976	$1,882,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$126	$400
Accounts payable	133,920	109,914
Accrued liabilities	89,325	67,697

Derivative obligations	3,822	—

Current deferred income taxes	6,238	21,378

Total current liabilities	233,431	199,389

Long-term debt	1,318,441	919,117

Derivative obligations	2,733	—

Asset retirement obligations	31,114	25,058

Deferred gain	81,613	—

Deferred income taxes	200,453	156,251

Minority interest	28,795	7,431

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 81,382,738 and 80,181,593 shares issued, respectively	814	802
Paid in capital in excess of par value	261,352	238,063
Treasury stock of 2,615,943 and 2,579,671 shares, respectively	(12,262)	(10,737)
Accumulated other comprehensive income	55,097	60,099
Retained earnings	370,395	287,439

Total stockholders’ equity	675,396	575,666

	$2,571,976	$1,882,912

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In thousands, except for per share data – Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Oil, gas and related product sales	$151,046	$98,150	$398,297	$285,375
Other revenue	8,153	1,063	13,880	2,953

Total revenues	159,199	99,213	412,177	288,328

Expenses
Oil and gas production costs	44,246	24,602	104,804	70,232
Production and ad valorem taxes	4,366	4,502	13,068	10,661
Other operating costs	855	300	1,940	1,249
Depletion, depreciation and accretion	32,115	19,933	84,614	55,560
General and administrative	14,328	6,245	34,324	17,936

Total expenses	95,910	55,582	238,750	155,638

Equity income from affiliates	285	210	682	318

Operating income	63,574	43,841	174,109	133,008

Other income — net	(385)	(167)	(1,856)	(1,015)
Interest expense	20,690	11,040	53,858	30,808

Income before income taxes and minority interest	43,269	32,968	122,107	103,215
Income tax expense	14,093	10,046	38,158	29,139
Minority interest expense	457	61	648	72

Net income	$28,719	$22,861	$83,301	$74,004

Other comprehensive income, net of income taxes
Reclassification adjustments – hedge settlements	(15,146)	(3,409)	(29,299)	(4,239)
Unrealized gain (loss) on derivative instruments	14,547	33,717	(4,381)	73,282
Foreign currency translation adjustments	13,698	694	28,678	5,605

Comprehensive income	$41,818	$53,863	$78,299	$148,652

Earnings per common share – basic	$0.37	$0.30	$1.07	$0.97
Earnings per common share – diluted	$0.35	$0.28	$1.01	$0.91

Weighted average common shares outstanding
Basic	77,875	77,007	77,557	76,593
Diluted	84,185	83,306	84,014	83,056
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$83,301	$74,004
Adjustments to reconcile net income to net cash provided by operating activities
Depletion, depreciation and accretion	84,614	55,560
Deferred income tax expense	37,912	29,095
Non-cash equity-based compensation	9,415	4,775
Amortization of deferred loan costs	1,458	1,615
Non-cash gain from hedging activities	(2,959)	(114)
Equity income from affiliates	(682)	(318)
Minority interest expense	648	72
Other non-cash items	2,275	232
Changes in assets and liabilities
Accounts receivable	6,754	7,748
Current and other assets	(12,628)	(17,921)
Accounts payable	511	14,844
Accrued and other liabilities	36,907	18,114

Net cash provided by operating activities	247,526	187,706

Investing activities:
Purchases of property, plant and equipment	(706,035)	(429,485)
Return of investment in equity affiliates	162	558
Proceeds from sales of properties	166	5,670

Net cash used for investing activities	(705,707)	(423,257)

Financing activities:
Issuance of debt	540,030	483,148
Repayments of debt	(182,357)	(271,808)
Debt issuance costs	(4,513)	(9,213)
Proceeds from exercise of stock options	15,570	18,480
Minority interest contributions	109,809	4,506
Minority interest distributions	(7,694)	—
Purchase of treasury stock	(1,525)	(480)

Net cash provided by financing activities	469,320	224,633

Effect of exchange rates on cash	3,170	(37)

Net increase (decrease) in cash and cash equivalents	14,309	(10,955)

Cash and cash equivalents at beginning of period	5,281	14,318

Cash and cash equivalents at end of period	$19,590	$3,363

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and its income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
Earnings per Common Share
     Basic earnings per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the treasury stock method, which considers the impact to net income and common shares from the potential issuance of common shares underlying stock options, stock warrants and outstanding convertible securities. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per common share calculations for the three- and nine- month periods ended September 30, 2007 and 2006. Outstanding options to purchase 2,401 shares were excluded from the diluted net income per share calculation for the periods ended September 30, 2007 and 2006 as those options were out-of-the-money and, therefore, considered to be antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income	$28,719	$22,861	$83,301	$74,004
Impact of assumed conversions — interest on 1.875% contingently convertible debentures, net of income taxes	475	475	1,425	1,425

Net income available to stockholders assuming conversion of contingently convertible debentures	$29,194	$23,336	$84,726	$75,429

Weighted average common shares - basic	77,875	77,007	77,557	76,593

Effect of dilutive securities:
Employee stock options	657	901	763	1,178
Employee stock awards	745	490	786	377
Contingently convertible debentures	4,908	4,908	4,908	4,908

Weighted average common shares - diluted	84,185	83,306	84,014	83,056

Basic earnings per common share	$0.37	$0.30	$1.07	$0.97

Diluted earnings per common share	$0.35	$0.28	$1.01	$0.91

Property, Plant and Equipment
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
     The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Costs associated with unevaluated properties are excluded from amounts subject to depletion. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.
     Net capitalized costs are limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions, financial derivatives that hedge the Company’s oil and gas revenue and asset retirement obligations, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, less (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. Such limitations are imposed separately for the U.S. and Canadian cost centers.
     Based on spot oil and natural gas prices on September 30, 2007 and 2006, the unamortized cost of our Canadian oil and gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in spot oil and natural gas prices subsequent to the balance sheet date have eliminated the necessity to record a write-down. Using spot prices in effect on September 30, 2007 and 2006, the write-down would have been approximately $47 million and $57 million, respectively.
     All other property and equipment are stated at original cost and depreciated using the straight-line method based on estimated useful lives from five to forty years.
Recently Issued Accounting Standards
•	Pronouncements Implemented
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded an adjustment to retained earnings of approximately $0.3 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized. This reduction in retained earnings was offset against the Company’s net operating loss carryforwards in the deferred federal income tax liability account. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $1.4 million. The Company’s unrecognized tax benefits at September 30, 2007 were $0.3 million.

•	Pronouncements Not Yet Implemented
SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement will change current practice. The Company will adopt SFAS No. 157 on January 1, 2008, but does not expect adoption of SFAS No. 157 to have a material impact on the Company’s financial position, results of operations or cash flows.
On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The Company will adopt FSP No. 39-1 on January 1, 2008 employing retrospective representation for all periods, but does not expect adoption to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company beginning after January 1, 2008. We are still evaluating the impact of SFAS No. 159 on our consolidated financial condition and results of operations.
2. QUICKSILVER GAS SERVICES LP
     On August 10, 2007, the Company’s majority-owned subsidiary, Quicksilver Gas Services LP (“KGS” or the “Partnership”), completed its underwritten initial public offering (“IPO”). KGS, a limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale formation in the Fort Worth Basin in North Texas, sold 5,000,000 common units for $95.0 million, net of underwriters’ discount and other offering costs. On September 7, 2007, the underwriters of the KGS IPO exercised their option to purchase an additional 750,000 common units for approximately $14.6 million, net of underwriters’ discount.
     Upon completion of these IPO-related transactions, KGS’ ownership is summarized in the following table:

	Ownership
	Quicksilver	Non-Quicksilver	Total
General partner interests	1.9%	—	1.9%

Limited partner interests:
Common interests	23.5%	27.1%	50.6%
Subordinated interests	47.5%	—	47.5%

Total limited partner interests	71.0%	27.1%	98.1%

Total interests	72.9%	27.1%	100.0%

     The subordinated units will convert into an equal number of common units upon termination of the subordination period. Generally, the subordination period will end when either:
1.	KGS has earned and paid at least $0.30 per quarter on each outstanding common unit, subordinated unit and general partner unit for any three consecutive four-quarter periods ending on or after June 30, 2010; or

2.	KGS has earned and paid at least $0.45 per quarter on each outstanding common unit, subordinated unit and general partner unit for any consecutive four quarters.
     Upon completion of the IPO, KGS paid Quicksilver approximately $112.1 million in cash and issued Quicksilver a subordinated note with a principal amount of $50 million as a return of investment capital contributed and reimbursement for capital expenditures advanced. Quicksilver has deferred a gain of approximately $82 million related to the IPO that will be recognized in the consolidated income statement when the subordination period terminates.
     The Company includes the results of operations and financial position of KGS in the consolidated financial statements of Quicksilver, and recognizes the unowned portion of KGS’ results of operations as a component of minority interest expense.
3. DIVESTITURE OF NORTHEAST REGION OPERATIONS
     On September 11, 2007, Quicksilver signed a definitive agreement (the “BreitBurn” Transaction) to contribute all of its oil and gas properties and facilities in Michigan, Indiana and Kentucky (collectively the “Northeast Operations”) to BreitBurn Operating L.P. (“BreitBurn”). The BreitBurn Transaction closed on November 1, 2007 for total consideration of $750 million of cash and 21.348 million shares of BreitBurn limited partnership units equaling total consideration of $1.47 billion. On November 1, 2007, the Company used $270 million of proceeds from the BreitBurn Transaction to reduce the U.S. borrowings then outstanding under its senior secured credit facility. During November 2007, the Company may repay as much as an additional $307 million of U.S. borrowings outstanding under the senior credit facility which would reduce to zero all U.S. borrowing outstanding under the senior credit facility. Under the terms of the transaction, the Company is prohibited from selling any of the acquired units within one year of closing and is prohibited from selling more than 50% of the acquired units within 18 months of closing.
     Concurrent with closing the BreitBurn Transaction, the Company agreed to provide certain one-time benefits to 138 terminated employees, including settling unvested stock-based compensation in cash and providing cash severance and retention benefits payable in multiple installments over two years. The Company anticipates the total expense associated with the termination-related employees benefits to be approximately $9.7 million which will be recognized approximately 60% in 2007, 20% in 2008 and 20% in 2009. The $5.4 million recognized in oil and gas production costs in the third quarter of 2007 comprised stock modification expenses of $4.3 million and severance payments of $1.1 million associated with services rendered through that time by affected employees. The amounts to be recognized during the fourth quarter of 2007 and beyond are attributable to the services to be rendered by the affected employees over these periods and are payable only in the event of continued service to BreitBurn.
     The Company has a supply contract expiring in March 2009 to deliver 25,000 Mcfd of natural gas at a floor price of $2.49 per Mcf to a customer in Michigan. This contract has been exempt from the mark-to-market provisions for such contracts pursuant to the “normal sales” exclusion of SFAS No. 133. Although the Company had previously delivered production from its Northeast Operations in fulfillment of the contract, the Company will continue to deliver natural gas from other producing areas. Accordingly, the Company continues to apply the “normal sales” exemption for the supply contract. Had the Company terminated the contract, the Company believes that the cost of termination would have been approximately $70 million at September 30, 2007.
     A portion of the Company’s hedging program that was designated as applicable to the Northeast Operations for the period subsequent to the closing of the BreitBurn Transaction no longer qualifies for hedge accounting treatment. Accordingly, concurrent with the signing of the BreitBurn agreement, the Company reclassified the amounts included in accumulated other comprehensive income for the affected Northeast Operations hedges and recognized the changes in fair value for such contracts through September 30, 2007. This aggregate recognition totaled approximately $2.0 million which is included as an increase to other revenue in the consolidated statement of income. In October 2007, the Company re-designated the Northeast Operations gas collars and swaps as hedges of other U.S. production, and will apply hedge accounting treatment for prospective changes in value.
     The Company will account for its investment in the BreitBurn units using the equity method. As such, the Company is considered to have a “continuing interest” in BreitBurn and a portion of the otherwise calculated book gain was deferred. At closing, the Company received BreitBurn units with an aggregate value of $724 million, but recorded them net of a deferred gain of $280 million for a net carrying value of $445 million. Should the Company sell a portion of its BreitBurn units, a pro rata portion of the deferred gain attributable to the sold units would be recognized.
     In completing the transaction, the Company utilized certain investment banking services. Approximately $2 million of expense related to such services is included in general and administrative expense during the quarter ended September 30, 2007, with an additional approximately $6.7 million recognized in the fourth quarter of 2007 as a reduction of proceeds generated by the BreitBurn Transaction.

     Under the full cost method of accounting, the Company’s U.S.-based exploration and production assets are considered a single asset. The divestiture of the Northeast Operations, therefore, represents a fractional divestiture of a single asset which precludes reporting the Northeast Operations’ financial position and results of operations as discontinued operations within the consolidated financial statements.
4. HEDGING
     The estimated fair values of all hedge derivatives and the associated fixed price firm sale commitments as of September 30, 2007 and December 31, 2006 are provided below. The carrying values of these financial instruments and firm commitments are equal to the estimated fair values as of the dates presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held with a single counterparty under a master netting arrangement. A non-cash gain of $3.0 million was included in other revenue for 2007, including $1.0 million, as a result of ineffectiveness from the Company’s cash flow hedges caused by variances in the price differentials for estimated future realized prices and NYMEX prices. As discussed in Note 3, other revenue also includes $2.0 million for the derivatives attributable to the Northeast Operations. The contracts previously designated to the Northeast Operations are included in the Company’s consolidated derivative amounts presented below:

	September 30,	December 31,
	2007	2006
	(in thousands)
Derivative assets:
Fixed price sale commitments	$—	$53
Natural gas basis swaps	487	159
Crude oil financial collars	6	689
Natural gas financial swaps	2,582	1,009
Natural gas financial collars	22,894	65,982

	$25,969	$67,892

Derivative liabilities:
Floating price natural gas financial swaps	$—	$53
NGL financial swaps	3,424	—
Crude oil financial collars	1,933	—
Natural gas financial collars	529	—

	$5,886	$53

     The fair value of all natural gas and crude oil financial instruments and, when appropriate, any associated firm sale commitments as of September 30, 2007 and December 31, 2006 were estimated based on market prices for natural gas and crude oil for the periods covered by the hedge derivatives. The net differential between the contractual prices in each hedge derivative and commitment and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives. As a result, the estimated fair value of the Company’s hedge derivatives and associated firm sales commitments does not necessarily represent the value a third party would pay or be paid to assume the Company’s contract positions.
     At September 30, 2007, net cash flow hedge gains of $18.9 million have been classified as current based on the maturity of the derivative instruments. The Company estimates $12.7 million of after-tax gains will be reclassified from other comprehensive income over the next twelve months.
     The Company has a supply contract expiring in March 2009 to deliver 25 MMcfd of natural gas at a floor price of $2.49 per Mcf to a customer in Michigan. This contract has been exempt from the mark-to-market provisions for such contracts pursuant to the “normal sales” exclusion of SFAS No. 133. Although the Company had previously delivered production from its Northeast Operations in fulfillment of the contract, the Company will continue to deliver natural gas from other producing areas. Accordingly, the Company continues to apply the “normal sales” exemption for the supply contract. Had the Company terminated the contract, the Company believes that the cost of termination would have been approximately $70 million at September 30, 2007.

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of:

	September 30,	December 31,
	2007	2006
	(in thousands)
Oil and gas properties:
Subject to depletion	$2,177,4841	$1560,459
Unevaluated costs	239,807	191,665
Accumulated depletion	(390,256)	(308,065)

Net oil and gas properties	2,027,035	1,444,059

Other property and equipment
Pipelines and processing facilities	366,510	225,771
General properties	30,778	17,183
Construction in progress	17,767	31,613
Accumulated depreciation	(54,239)	(39,346)

Net other property and equipment	360,816	235,221

Property, plant and equipment – Net	$2,387,851	$1,679,280

6. LONG-TERM DEBT
     Long-term debt consists of:

	September 30,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$820,363	$421,123
Senior subordinated notes	350,000	350,000
Contingently convertible debentures, net of unamortized discount	148,078	147,994
KGS credit facility	—	—
Other loans	126	400

	1,318,567	919,517
Less current maturities	(126)	(400)

	$1,318,441	$919,117

     On February 9, 2007, the Company amended its senior secured credit facility to extend its maturity to February 9, 2012 and to provide for revolving loans, swingline loans and letters of credit from time to time in an aggregate amount not to exceed the borrowing base, which is calculated based on several factors and was initially equal to $850 million, but was subsequently increased to $1.1 billion effective September 11, 2007. The borrowing base is subject to annual redeterminations and certain other redeterminations. The lenders have agreed to $1.2 billion of revolving credit commitments and the Company has an option to increase the facility to $1.45 billion with consent of the lenders. The lenders’ commitments under the facility are allocated between U.S. and Canadian funds, with the U.S. funds available for borrowing by the Company and Canadian and U.S. funds being available for borrowing by the Company’s wholly-owned Canadian subsidiary, Quicksilver Resources Canada Inc. (“QRCI”). The facility allows the Company to extend the maturity up to two additional years with requisite lender consent. U.S. borrowings under the facility are guaranteed by most of Quicksilver’s domestic subsidiaries and are secured by, among other things, Quicksilver’s and its domestic subsidiaries’ oil and gas properties. Canadian borrowings under the facility are guaranteed by Quicksilver and most of Quicksilver’s domestic subsidiaries and are secured by, among other things, QRCI’s, Quicksilver’s and certain of Quicksilver’s domestic subsidiaries’ oil and gas properties. The loan agreements for the credit facility prohibit the declaration or payment of dividends by the Company and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion and amortization, non-cash income and expense, and exploration costs) to interest expense ratio. At September 30, 2007, the Company was in compliance with all covenants.
     The terms and conditions of the Senior Subordinated Notes require the Company to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, restricted payments, payments of dividends, capital stock repurchases, investments, liens, restrictions on restricted subsidiaries to make distributions, affiliate transactions and mergers and consolidations. At September 30, 2007, the Company was in compliance with such covenants.
     In October 2007, the agents and lenders under the Company’s senior secured credit facility consented to the BreitBurn Transaction. As a condition to such consent, among other things, the parties agreed to a reduction in the borrowing base from $1.1 billion to $750 million effective upon consummation of the BreitBurn Transaction. Reduction of the borrowing base necessitated a prepayment of outstanding borrowings under the credit facility as described below. The Company also agreed to pledge the equity interests in BreitBurn it received as part of the BreitBurn Transaction to secure its and QRCI’s obligations under the credit facility. The covenants in the credit facility otherwise have not changed as a result of the lenders’ consent to the BreitBurn Transaction.
     On September 11, 2007, Quicksilver signed a definitive agreement to contribute all of its Northeast Operations to BreitBurn. The BreitBurn Transaction closed on November 1, 2007 for total consideration of $750 million of cash and 21.348 million shares of BreitBurn limited partnership units equaling total consideration of $1.47 billion. On November 1, 2007, the Company used $270 million of proceeds from the BreitBurn Transaction to reduce the U.S. borrowings then outstanding under its senior secured credit facility. During November 2007, the Company may repay as much as an additional $307 million of U.S. borrowings outstanding under the senior credit facility which would reduce to zero all U.S. borrowing outstanding under the senior credit facility.
     The convertible subordinated debentures due November 1, 2024 are contingently convertible into shares of Quicksilver’s common stock (subject to adjustment). Additionally, holders of the debentures can require the Company to repurchase all or a portion of their debentures on November 1, 2011, 2014 or 2019 at a price equal to the principal amount thereof plus accrued and unpaid interest. The debentures are convertible into Quicksilver common stock at a rate of 32.7209 shares for each $1,000 debenture, subject to adjustment. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights unless the closing price of Quicksilver’s stock price is at least $36.67 (120% of the conversion price per share) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2007, the debentures were convertible into 4,908,128 shares of Quicksilver’s common stock. Upon conversion, the Company has the option to deliver in lieu of Quicksilver common stock, cash or a combination of cash and Quicksilver common stock.
     Concurrent with its IPO, KGS entered into a five-year $150 million senior secured revolving credit facility (“KGS Credit Agreement”), with options exercisable by KGS to extend the facility for up to two additional years and increase the facility up to $250 million, in each case with consent of the lenders. The KGS Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by the Partnership’s subsidiaries and are secured by substantially all of the assets of the Partnership and each of its subsidiaries. KGS’ interest rate options under the facility include the London InterBank Offered Rate (“LIBOR”) and U.S. prime for revolving loans and a specified rate for swingline loans. Each interest rate option includes a margin which increases in specified increments in tandem with an increase in the Partnership’s leverage ratio, in accordance with the KGS Credit Agreement. KGS must maintain certain financial ratios that can limit its borrowing capacity. The KGS Credit Agreement contains certain restrictive covenants which, among other things, require the maintenance (measured quarterly) of a maximum leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) and a minimum ratio of Consolidated EBITDA to interest expense.
     At September 30, 2007, KGS’ borrowing capacity was $66.8 million, as limited by the facility’s leverage ratio test; however, there were no outstanding borrowings under the KGS Credit Agreement. The KGS Credit Agreement prohibits the declaration or payment of distributions by the Partnership if an event of default then exists or would result from payment of a distribution. KGS was in compliance with all covenants at September 30, 2007.
7. ASSET RETIREMENT OBLIGATIONS
     The Company recognizes the fair value of the liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which it is legally or contractually incurred. When the liability is recognized, an asset retirement cost is capitalized. The liability is accreted to its settlement date fair value over the useful life of the asset, with the associated expense recognized in depletion or depreciation over the useful life of the asset.

     At September 30, 2007 and December 31, 2006, retirement obligations classified as current were approximately $0.2 million. The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the nine-month periods ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Beginning asset retirement obligation	$25,206	$20,965
Additional liability incurred	2,993	2,068
Accretion expense	1,187	959
Change in estimates	—	29
Loss on settlement of liability	4	115
Asset retirement costs incurred	(6)	(200)
Sale of properties	—	(2,439)
Currency translation adjustment	1,878	387

Ending asset retirement obligation	$31,262	$21,884

8. COMMITMENTS AND CONTINGENCIES
     The Company has contracts for the use of drilling rigs in its drilling and exploration programs for initial periods ranging from one to three years at estimated day rates ranging from $18,500 to $22,000 per day, with five rigs under such contracts at September 30, 2007. Each of the contracts requires payment of the specified day rate for the entire lease term of each contract regardless of the Company’s utilization of the drilling rigs. As of September 30, 2007, commitments under these contracts, in thousands, were as follows:

Remainder of 2007	$8,832
2008	29,106
2009	29,091
2010	2,753

$69,782

     The Company has entered into firm transportation contracts with third-party pipelines under which the Company is obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. The Company’s production committed to the pipelines is expected to meet, or exceed, the minimum daily volumes provided in the contracts. As of September 30, 2007, commitments under these contracts, in thousands, were as follows:

Remainder of 2007	$—
2008	4,020
2009	9,506
2010	10,494
2011	10,494
Thereafter	70,154

$104,668

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
     As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, on October 13, 2006, the Company filed suit in the 342nd Judicial District Court in Tarrant County, Texas against Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC (together “Eagle”) regarding three contracts for drilling rigs in which the Company alleges that the first rig furnished by Eagle exhibited operating deficiencies and safety defects and that the other rigs failed to conform to specifications set forth in the drilling contracts. Subsequently, on January 19, 2007, Eagle Domestic Drilling Operations, LLC and its parent, Blast Energy Services, Inc. filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The Company’s suit against Eagle in Tarrant County was ultimately transferred to the Bankruptcy Court in Houston and has been consolidated with the Eagle/Blast bankruptcy. On September 17, 2007, Eagle Drilling, LLC, and Rod and Richard Thornton, sued the Company and P. Jeffrey Cook, the Company’s Executive Vice President-Operations, in the District Court of Cleveland County, Oklahoma for alleged damages resulting from the Company’s decision to repudiate the rig contracts mentioned above. Based upon information currently available, the Company believes that the final resolution of this matter will not have a material effect on the Company’s financial condition, results of operations, or cash flows.
     In October 2007, KGS entered into a $25.7 million agreement with Exterran Energy Solutions (“Exterran”) to engineer, design, construct, install, and test a 125 MMcf/d cryogenic gas processing and liquid hydrocarbon recovery facility in the Fort Worth Basin. KGS also entered into a $21.9 million agreement with EFX Compression Enerflex (“Enerflex”) to provide natural gas compression equipment for the facility. Progress payments will be due to Exterran and Enerflex upon completion of established milestones related to the construction of the natural gas processing facilities. The gas processing facility is estimated to be placed into operation during the first quarter of 2009.
9. STOCK-BASED COMPENSATION
     At January 1, 2007, the Company had total compensation cost of $0.5 million related to unvested stock options with a weighted average remaining vesting period of 1.2 years. The Company recorded expense of $0.3 million and $0.5 million for stock options in the first nine months of 2007 and 2006, respectively. At September 30, 2007, the Company had $0.2 million of expense remaining in unrecognized compensation cost for the unvested portion of stock options awarded prior to 2006.
     At January 1, 2007 and 2006, the Company had total unvested compensation cost of $14.7 million and $3.3 million, respectively, related to unvested restricted stock and stock unit awards. Additionally, grants of restricted stock and stock units through September 30, 2007 and 2006 had total compensation cost of $15.7 million and $18.2 million, respectively, at the time of grant which will be recognized as expense over the vesting period. During the first nine months of 2007 and 2006, the Company recognized $9.0 million and $4.2 million respectively, of expense for vesting of restricted stock and stock units. Total unvested compensation cost was $21.4 million at September 30, 2007 with a weighted average remaining vesting period of 1.2 years.
     SFAS No. 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS No. 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.
2006 Equity Plan
     Upon approval of the 2006 Equity Plan, seven million shares of common stock were reserved for issuance pursuant to grants of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and senior executive plan bonuses. Executive officers, other employees, consultants and non-employee directors of the Company or a subsidiary of the Company are eligible to participate in the 2006 Equity Plan. Under the terms of the 2006 Equity Plan, stock options may be granted at an exercise price that is not less than 100% of the fair market value on the date of grant and may not be exercised more than 10 years from the date of grant.
Quicksilver Stock Options
     The following table summarizes the Company’s stock option activity during the first nine months of 2007:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	1,689,190	$16.84
Granted	—	—
Exercised	(825,046)	18.87
Forfeited	(13,590)	10.80

Outstanding at period end	850,554	$14.97

Exercisable at September 30, 2007	580,427	$16.30

Vested or expected to vest at September 30, 2007	827,073	$15.08

     Stock options vested and exercisable at September 30, 2007 had an aggregate intrinsic value of $17.8 million and a weighted average remaining term of 1.9 years.
     Cash received from the exercise of stock options totaled $15.6 million and $18.5 million for the first nine months of 2007 and 2006, respectively. The intrinsic value of the options exercised in the first nine months of 2007 was $20.6 million.
Quicksilver Restricted Stock and Restricted Stock Units
     During the first nine months of 2007, the Company awarded 415,162 shares of restricted stock and stock units to employees at a weighted average market price of $36.75 per share. The shares and units awarded vest ratably over a three-year period. Each of the four non-employee directors of the Company received a grant of 1,740 restricted shares at a market value of $34.48 per share on January 3, 2007. These restricted shares will become fully vested one year from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company. An additional 893 shares at a market value of $43.69 per share were granted to each of the four non-employee directors on May 23, 2007. These restricted shares will vest ratably over a three-year period from the date of grant provided the non-employee director remains a member of the Board of Directors of the Company.
     The following table summarizes the Company’s restricted stock and stock unit activity during the first nine months of 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	511,873	$38.35
Granted	425,694	36.77
Vested	(153,590)	37.14
Forfeited	(49,595)	36.18

Outstanding at period end	734,382	$37.84

     The total fair value of shares and units vested during the nine months ended September 30, 2007 was $6.4 million.
KGS Restricted Phantom Units
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. At time of issuance, the Board of Directors of KGS determines whether the issued units will be settled in cash or settled in KGS units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period. However, the fair value is reassessed at every balance sheet date, whereby the vested portion of awards are adjusted to reflect revised fair value via compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom award. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Number of unvested units
Outstanding — January 1, 2007	—	$—	—	$—
Vested	—	—	—	—
Issued	84,961	21.36	9,833	21.36
Cancelled	—	—	—	—

Unvested Phantom Units — September 30, 2007	84,961	$21.36	9,833	$21.36

We recognized compensation expense of approximately $0.1 million during the nine months ended September 30, 2007. We had unearned compensation related to KGS restricted phantom units of approximately $2.2 million at September 30, 2007, which will be recognized over the next 2.9 years.
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
Condensed Consolidating Balance Sheets

	September 30, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$4,589	$275,229	$229,188	$(354,251)	$154,755
Investments in and advances to equity affiliates	622,217	165,585	—	(780,641)	7,161
Property, plant and equipment — net	1,544,145	86,797	756,909	—	2,387,851
Other assets	70,727	64,328	2,238	(115,084)	22,209

Total assets	$2,241,678	$591,939	$988,335	$(1,249,976)	$2,571,976

LIABILITIES
Current liabilities	$366,089	$162,143	$59,450	$(354,251)	$233,431
Non-current liabilities	1,200,193	24,545	524,700	(115,084)	1,634,354
Minority interest	—	—	28,795	—	28,795
Stockholders’ equity	675,396	405,251	375,390	(780,641)	675,396

Total liabilities and stockholders’ equity	$2,241,678	$591,939	$988,335	$(1,249,976)	$2,571,976

	December 31, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$165,061	$250,928	$78,531	$(323,556)	$170,964
Investments in and advances to equity affiliates	510,548	131,750	—	(634,864)	7,434
Property, plant and equipment — net	1,043,037	87,025	549,218	—	1,679,280
Other assets	22,397	—	2,837	—	25,234

Total assets	$1,741,043	$469,703	$630,586	$(958,420)	$1,882,912

LIABILITIES
Current liabilities	$368,073	$91,414	$63,458	$(323,556)	$199,389
Non-current liabilities	797,304	24,577	278,545	—	1,100,426
Minority interest	—	—	7,431	—	7,431
Stockholders’ equity	575,666	353,712	281,152	(634,864)	575,666

Total liabilities and stockholders’ equity	$1,741,043	$469,703	$630,586	$(958,420)	$1,882,912

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$104,415	$8,390	$54,739	$(8,345)	$159,199
Operating expenses	73,375	3,741	27,139	(8345)	95,910
Income from equity affiliates	(4)	289	—	—	285

Income from operations	31,036	4,938	27,600	—	63,574
Equity income from affiliates	18,674	374	—	(19,048)	—
Interest expense and other	15,109	(1,000)	6,653	—	20,762
Income tax provision	5,882	2,078	6,133	—	14,093

Net income	$28,719	$4,234	$14,814	$(19,048)	$28,719

	For the Three Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$64,106	$9,078	$30,048	$(4,019)	$99,213
Operating expenses	38,810	3,819	16,972	(4,019)	55,582
Income from equity affiliates	7	203	—	—	210

Income from operations	25,303	5,462	13,076	—	43,841
Equity income from affiliates	10,843	808	—	(11,651)	—
Interest expense and other	7,446	63	3,425	—	10,934
Income tax provision	5,839	1,890	2,317	—	10,046

Net income	$22,861	$4,317	$7,334	$(11,651)	$22,861

	For the Nine Months Ended September 30, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$264,053	$27,024	$140,331	$(19,231)	$412,177
Operating expenses	174,523	13,240	70,218	(19,231)	238,750
Income from equity affiliates	18	664	—	—	682

Income from operations	89,548	14,448	70,113	—	174,109
Equity income from affiliates	53,025	4,627	—	(57,652)	—
Interest expense and other	39,935	(1,090)	13,805	—	52,650
Income tax provision	19,337	5,438	13,383	—	38,158

Net income	$83,301	$14,727	$42,925	$(57,652)	$83,301

	For the Nine Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$172,949	$33,183	$90,997	$(8,801)	$288,328
Operating expenses	106,766	12,043	45,630	(8,801)	155,638
Income from equity affiliates	9	309	—	—	318

Income from operations	66,192	21,449	45,367	—	133,008
Equity income from affiliates	44,499	956	—	(45,455)	—
Interest expense and other	20,386	72	9,407	—	29,865
Income tax provision	16,301	7,482	5,356	—	29,139

Net income	$74,004	$14,851	$30,604	$(45,455)	$74,004

Condensed Consolidating Statements of Cash Flows

	For the Nine Months Ended September 30, 2007
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$108,596	$3,384	$135,546	$—	$247,526
Cash flow used for investing activities	(554,885)	25,212	(181,131)	5,097	(705,707)
Cash flow provided by financing activities	447,026	(28,596)	55,987	(5,097)	469,320
Effect of exchange rates on cash	588	—	2,582	—	3,170

Net increase (decrease) in cash & equivalents	1,325	—	12,984	—	14,309
Cash & equivalents at beginning of period	83	—	5,198	—	5,281

Cash & equivalents at end of period	$1,408	$—	$18,182	$—	$19,590

	For the Nine Months Ended September 30, 2006
			Non-		Quicksilver
	Quicksilver	Guarantor	Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flow provided by operations	$96,708	$32,822	$58,176	$—	$187,706
Cash flow used for investing activities	(288,096)	(54,780)	(133,117)	52,736	(423,257)
Cash flow provided by financing activities	183,529	26,368	67,472	(52,736)	224,633
Effect of exchange rates on cash	—	—	(37)	—	(37)

Net decrease in cash & equivalents	(7,859)	4,410	(7,506)	—	(10,955)
Cash & equivalents at beginning of period	8,990	(4,410)	9,738	—	14,318

Cash & equivalents at end of period	$1,131	$—	$2,232	$—	$3,363

11. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Interest	$56,608	$16,874
Income taxes	$696	$3
     Other non-cash transactions are as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Noncash investing activities — changes in working capital associated with property and equipment	$8,210	$2,487
12. RELATED PARTY TRANSACTIONS
     As of September 30, 2007, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.
     Quicksilver and its associated entities paid $1.6 million and $1.0 million in the first nine months of 2007 and 2006, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate, and WFMG, L.P., a PALP affiliate. Rental rates are determined based on comparable rates charged by third parties. Payments received during 2007 and 2006 from Mercury for sublease rentals, employee insurance coverage and administrative services totaled $0.2 million and $0.1 million, respectively.
     During the first nine months of 2007 and 2006, the Company paid Regal Jets, LLC (formerly known as Regal Aviation LLC), an unrelated airplane management company, $0.2 million and $0.2 million, respectively, for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.

13. SEGMENT INFORMATION
     The Company operates in two geographic segments, the United States and Canada, where the Company is engaged in the exploration and production segment of the oil and gas industry. Additionally, the Company operates in the natural gas processing and transportation segment of the oil and gas industry, predominately through KGS. The Company evaluates performance based on operating income and property and equipment costs incurred.

	Exploration & Production
	United		Processing &			Quicksilver
	States	Canada	Transportation	Corporate	Elimination	Consolidated
	(in thousands)
For the Three Months Ended
September 30, 2007
Revenues	$112,180	$45,068	$10,357	$—	$(8,406)	$159,199
Depletion, depreciation and accretion	19,528	10,128	2,209	250	—	32,115
Operating income	47,634	25,695	2,469	(12,224)	—	63,574
Property and equipment costs incurred	216,238	32,422	35,174	906	—	284,740

September 30, 2006
Revenues	$72,766	$26,199	$3,938	$—	$(3,690)	$99,213
Depletion, depreciation and accretion	11,599	7,042	1,037	255	—	19,933
Operating income	36,661	12,261	1,419	(6,500)	—	43,841
Property and equipment costs incurred	122,870	35,065	21,275	—	—	179,210

	Exploration & Production
	United		Processing &			Quicksilver
	States	Canada	Transportation	Corporate	Elimination	Consolidated
	(in thousands)
For the Nine Months Ended
September 30, 2007
Revenues	$289,865	$118,327	$22,840	$—	$(18,855)	$412,177
Depletion, depreciation and accretion	50,519	28,011	5,362	722	—	84,614
Operating income	135,307	64,800	6,694	(32,692)	—	174,109
Property and equipment costs incurred	536,833	62,965	112,570	1,877	—	714,245

September 30, 2006
Revenues	$203,036	$84,709	$10,009	$—	$(9,426)	$288,328
Depletion, depreciation and accretion	32,120	20,725	2,141	574	—	55,560
Operating income	103,217	45,295	3,006	(18,510)	—	133,008
Property and equipment costs incurred	282,089	86,133	62,543	1,207	—	431,972

Fixed Assets – net
September 30, 2007	$1,625,048	$528,674	$299,704	$4,425	$—	$2,387,851

December 31, 2006	$1,126,350	$417,199	$132,457	$3,274	$—	$1,679,280

14. INCOME TAXES
     There have been no changes to the Company’s unrecognized U.S. tax benefits during the nine months ended September 30, 2007. Because of the Company’s present tax-basis net operating loss position, no accrual of interest or penalties has been recognized. If required, interest or penalties would be recognized as a component of interest expense. The Company remains subject to examination by the Internal Revenue Service for the years 2001 through 2006. Currently, the Internal Revenue Service is auditing the Company’s 2004 Federal income tax return. This examination is expected to be completed in 2008.
     The Company’s subsidiary, QRCI, because of its Canadian tax pool balances, remains subject to examination by the Canada Revenue Agency (“Revenue Canada”) for the years 1999 through 2006. During the second quarter of 2007, Revenue Canada completed its review of the Scientific Research and Experimental Development (“SRED”) credits claimed by QRCI for the years 2002 and 2003 and accepted QRCI’s claim for the SRED credits. As a result, QRCI recognized credits of approximately $1.1 million in the nine months ended September 30, 2007.
     In May 2006, the Texas legislature amended the Texas tax code by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component which will be effective for the Company on January 1, 2008. The Company has not recognized any unrecognized tax benefits for this new Texas “taxable margin” tax.
     The Company does not anticipate total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations prior to September 30, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Explanatory Statement
     Under the full cost method of accounting, the Company’s U.S.-based exploration and production assets are considered a single asset. The divestiture of the Northeast Operations, therefore, represents a fractional divestiture of a single asset which precludes recording the applicable portion of the Northeast Operations’ financial position and results of operations as discontinued operations within the consolidated financial statements.
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

RESULTS OF OPERATIONS
Summary Financial Data
Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006
Revenues
Oil, Gas and Related Product Sales
     Oil, gas and related product sales, average daily production volumes and average realized sales prices with respect to natural gas, oil and related products for the three months ended September 30, 2007 and 2006 are as follows:
     Oil, gas and related product sales:

	Three Months Ended
	September 30,
	2007	2006
	(in thouands)
Northeast Operations	$38,413	$39,772
Texas	62,071	26,668
Other U.S.	2,874	3,027
Corporate and hedging	5,099	2,488

Total U.S.	108,457	71,955
Canada	42,589	26,195

Total	$151,046	$98,150

     Average Daily Production Volumes:

	Natural Gas		Oil and				Equivalent Total
	(MMcfd)		Condensate (bbld)		NGL (bbld)		(MMcfed)
	2007	2006	2007	2006	2007	2006	2007	2006
Northeast Operations	67.8	72.8	983	915	408	504	76.2	81.4
Texas	53.2	27.6	262	203	7,766	1,946	101.4	40.5
Other U.S.	0.3	0.4	428	484	34	33	3.1	3.4

Total U.S.	121.3	100.8	1,673	1,602	8,208	2,483	180.7	125.3
Canada	56.9	49.1	—	1	20	8	57.0	49.2

Total	178.2	149.9	1,673	1,603	8,228	2,491	237.7	174.5

Average Realized Prices:
	Natural Gas		Oil and				Equivalent Total
	($/Mcf)		Condensate ($/bbl)		NGL ($/bbl)		($/Mcfe)
	2007	2006	2007	2006	2007	2006	2007	2006
Northeast Operations	$4.85	$4.85	$72.23	$66.41	$43.83	$36.62	$5.48	$5.31
Texas	6.05	6.96	70.89	68.53	43.06	42.99	6.66	7.16
Other U.S.	3.78	6.49	65.51	59.98	57.04	51.01	10.05	9.57
Total U.S.	5.93	5.70	69.67	64.74	41.79	41.80	6.53	6.24
Canada	8.11	5.78	—	66.19	52.17	78.66	8.12	5.79
Total	$6.63	$5.73	$69.67	$64.74	$41.82	$41.91	$6.91	$6.11

The following table summarizes the changes in the production revenues during the quarter ended September 30, 2007 compared with the comparable 2006 period:

(Amounts in thousands)	Natural Gas	Oil	NGL’s	Total
Revenue for the quarter ended September 30, 2006	$78,994	$9,551	$9,605	$98,150
Volume changes	17,260	444	22,072	39,776
Price changes	12,416	726	(22)	13,120

Revenue for the quarter ended September 30, 2007	$108,670	$10,721	$31,655	$151,046

     Natural gas sales of $108.7 million for the third quarter of 2007 were $29.7 million or 38% higher than the third quarter of 2006. Natural gas sales increased as a result of both a $0.90 per Mcf or 16% increase in realized natural gas prices for the third quarter of 2007 as compared to the 2006 period and a 2,605 MMcf or 19% increase in sales volumes. The increased volumes are principally attributable to higher production in the Fort Worth Basin associated with extensive capital expenditures in the region. Also, production from our coal bed methane projects in Canada increased for the third quarter of 2007 by approximately 952 MMcf as compared to the third quarter of 2006 as a result of new wells placed into production subsequent to the third quarter of 2006. The remainder of the change in natural gas production reflects decreased production associated with natural production declines.
     Oil and condensate sales were $10.7 million for the quarter ended September 30, 2007 which was an increase of 12% or $1.2 million from the comparable 2006 period. The majority of the increase is attributable to favorable prevailing prices with a 4% increase in oil production also increasing revenues.
     Our third quarter 2007 NGL sales of $31.7 million increased more than 200% as compared to the third quarter of 2006. NGL sales increased almost entirely due to higher production volumes for the third quarter of 2007, most notably in the Fort Worth Basin. The increase was due to new wells placed into production subsequent to the third quarter of 2006 and improved NGL recovery from our newest processing facility in the Fort Worth Basin that began operations in March 2007.
Other Revenue
     Other revenue in the quarter ended Sept. 30, 2007 increased $7.1 million or more than 600% from the comparable 2006 period. This increase is attributable to a $2.0 million increase in revenue stemming from the valuation of derivative instruments associated with production from our Northeast Operations. Scientific Research and Experimental Development (“SRED”) credits in Canada increased $2.5 million and revenues on third party gathering and processing services increased $1.5 million.
Operating Expenses
Oil and Gas Production Cost

	Three Months Ended September 30,
	2007		2006
	(in thousands, except per unit amounts)
		Cost		Cost
	Amount	Per mcf	Amount	Per mcf
Northeast Operations	$19,493	$2.78	$10,380	$1.39
Texas	15,343	1.65	6,621	1.78
Other U.S.	812	2.84	1,035	3.27

Total U.S.	35,648	2.15	18,036	1.56
Canada	8,598	1.64	6,566	1.45

Total	$44,246	$2.02	$24,602	$1.53

\

     Oil and gas production cost was $44.2 million for the third quarter of 2007. The $19.6 million increase from the prior year quarter included increases of $17.6 million and $2.0 million for U.S. and Canadian production costs, respectively. In general, these increases are attributable to the aggregate 36% increase in production, inclusive of the 16% increase in Canadian production.
     Oil and gas production cost for the U.S. was $35.6 million for the third quarter of 2007, an increase of 98% compared with the 2006 quarter. The growth of our operations in the Fort Worth Basin increased operating expense approximately $8.1 million for the third quarter of 2007 compared to the 2006 period, comprised, among other things, of increased direct salary and benefits, increased saltwater disposal costs and higher production overhead costs. Additionally the quarter ended September 30, 2007 includes $5.4 million of costs within the Northeast Operations for severance-related costs.
     Texas lease operating expenses for the third quarter of 2007 increased over 130% as compared to the 2006 quarter primarily because of the increasing rate of new wells placed into production although the cost per mcfe has decreased 7% due to the economies of our present operating scale.
     The Northeast Operations production cost increased $9.1 million, which reflects approximately $5.4 million of severance-related benefits and an additional $0.3 million of higher compensation associated with inflations and workforce expansion. The remaining increase is attributable to higher gathering costs and other general increases in the region.
     Canadian oil and gas production cost was $8.6 million for the third quarter of 2007, an increase of 31% compared to the third quarter of 2006. Currency effects increased expense $0.5 million. Canadian expense was further impacted by increased utility costs, higher delay rental costs and by higher production overhead attributable to higher salary costs for the third quarter of 2007 as compared to the 2006 quarter.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the third quarter of 2007 was $4.4 million, a decrease of 3% compared to the third quarter of 2006. Third quarter 2007 production taxes decreased $0.8 million as the Northeast Operations’ production decreased and was offset by production increases for Texas, where many of our properties are exempt from or carry a lower rate of production tax based on their drilling cost. Ad valorem taxes increased $0.7 million primarily as the result of additional assets constructed and placed into service in conjunction with our drilling program in the Fort Worth Basin and our more extensive gathering network.
Other Operating Cost
     Other operating cost which principally relates to the cost of processing and gathering third party natural gas in Texas was $0.9 million for the third quarter of 2007. The $0.6 million increase from the prior year quarter relates to the increased cost associated with the expansion of the operating capabilities of our KGS subsidiary with respect to gathering and processing services in the Fort Worth Basin.

Depletion, Depreciation and Accretion

	Three Months Ended September 30,
	2007		2006
	(in thousands, except per unit amounts)
		Cost		Cost
	Amount	Per mcf	Amount	Per mcf
Depletion
U.S.	$17,705	$1.07	$10,216	$0.88
Canada	8,827	1.68	6,124	1.36

Total Depletion	26,532	1.21	16,340	1.02

Depreciation of other fixed assets:
U.S.	4,039	0.24	2,476	0.21
Canada	1,121	0.21	807	0.18

Total Depreciation	5,160	0.24	3,283	0.20

Accretion	423	0.02	310	0.02

Total depletion, depreciation and accretion	$32,115	$1.47	$19,933	$1.24

     Depletion for the third quarter of 2007 was $26.5 million, which was $10.2 million or 62% higher than depletion for the third quarter of 2006. Higher depletion resulted from a 19% increase in the depletion rate and a 36% increase in sales volumes. Our higher depletion rate for the third quarter of 2007 resulted from significant actual and estimated future capital expenditures and proved reserves added for our Canadian and Fort Worth Basin properties. The $1.9 million increase in depreciation for the third quarter of 2007 as compared to the 2006 third quarter was primarily associated with new gas processing facilities in Canada and Fort Worth Basin field compression and gas processing facilities and gathering system assets.
General and Administrative Expense
     General and administrative expense for the three months ended September 30, 2007 was $14.3 million, an increase of $8.1 or 129% compared to the quarter ended September 30, 2006. This correlates to $0.66 per Mcfe in 2007 compared with $0.39 per Mcfe in 2006. The most significant increase in general and administrative expense for the third quarter of 2007 was a $4.3 million increase in employee compensation and benefits, including approximately $0.9 million of non-cash expense for vesting stock-based compensation. Office expenses, including rent, and information technology expenses increased approximately $0.8 million for the 2007 third quarter as compared to the prior year quarter. These increases were, in large part, the result of increases in personnel working in the corporate office at September 30, 2007 as compared to September 30, 2006 and vesting of restricted stock granted in the first quarter of 2007. The remaining increase in general and administrative expense included $2.8 million for legal, accounting and other professional fees, which include professional fees of $2 million related the BreitBurn Transaction. The Company expects additional expenses of approximately $6.7 million for professional fees on the BreitBurn Transaction to be recognized in the fourth quarter of 2007 at least a portion of which will be recognized as a reduction to proceeds.
Interest Expense
     Interest expense for the third quarter of 2007 was $20.7 million, net of capitalized interest of $0.1 million, which was an increase of $9.7 million or 87% compared to the third quarter of 2006. Since September of 2006, we have increased the amount outstanding under our senior credit facilities by more than $500 million. Our higher outstanding debt increased interest expense by an estimated $8.3 million, while higher prevailing interest rates during the third quarter of 2007 as compared to the prior year period contributed the remaining increase.
Income Tax Expense
     Our provision for income taxes for the third quarter of 2007 increased $4.0 million from the prior year period to $14.1 million. An increase of $9.9 million in pretax income for the third quarter of 2007 as compared to the prior year quarter was the reason for increased federal income tax expense. Our consolidated effective income tax rate of 32.9% in 2007 represents a 2.4% increase from the comparable 2006 period.

Divestiture-Related Items
     As mentioned elsewhere, the Company recognized certain items related to the BreitBurn Transaction during the quarter ended September 30, 2007. These items are summarized below:

(Amounts in thousands)
Description	Financial Statement Caption	Amount
Hedging de-designation for Northeast Operations	Increase to Other Revenue	$2,000
Severance benefits to terminated Northeast Operations employees	Increase to Oil and gas production costs	(5,400)
Professional fees associated with the BreitBurn Transaction	Increase to General and administrative expense	(2,000)

Total net divestiture-related items	Reduction to pretax income	$(5,400)

The following table highlights the impact that these items had on our reported expenses for the periods indicated:

	Three Months Ended September 30, 2007
	(in thousands, except per unit amounts)
			Excluding
	Amount	Cost	Divestiture	Cost
	As Reported	Per mcf	Expenses	Per mcf
Oil and gas operations expense:
Northeast Operations	$19,493	$2.78	$14,093	$2.01
Total U.S.	35,648	2.15	30,248	1.82
Total Company	44,246	2.02	38,846	1.78

General and administrative expense	$14,328	$0.66	$12,328	$0.56

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006
Revenues
Oil and Gas Related Product Sales
     Oil, gas and related product sales, average daily production volumes and average realized sales prices with respect to natural gas, oil and related products for the nine months ended September 30, 2007 and 2006 are as follows:
Oil, gas and related product sales:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Northeast Operations	$113,830	$127,166
Texas	142,610	65,168
Other U.S.	7,791	8,573
Corporate and hedging	21,457	341

Total U.S.	285,688	201,248
Canada	112,609	84,127

Total	$398,297	$285,375

Average Daily Production Volumes:

	Natural Gas		Oil and				Equivalent Total
	(MMcfd)		Condensate (bbld)		NGL (bbld)		(MMcfed)
	2007	2006	2007	2006	2007	2006	2007	2006
Northeast Operations	67.5	72.3	972	941	391	424	75.6	80.5
Texas	42.4	22.9	262	215	5,447	1,229	76.7	31.5
Other U.S.	0.3	0.3	458	472	31	31	3.2	3.4

Total U.S.	110.2	95.5	1,692	1,628	5,869	1,684	155.5	115.4
Canada	55.6	48.9	—	—	11	14	55.7	49.0

Total	165.8	144.4	1,692	1,628	5,880	1,698	211.2	164.4

Average Realized Prices:
	Natural Gas		Oil and				Equivalent Total
	($/Mcf)		Condensate ($/bbl)		NGL ($/bbl)		($/Mcfe)
	2007	2006	2007	2006	2007	2006	2007	2006
Northeast Operations	$5.08	$5.38	$61.83	$64.41	$36.37	$37.98	$5.51	$5.78
Texas	6.70	7.55	62.37	65.93	40.74	42.43	6.81	7.58
Other U.S.	5.03	7.27	55.75	58.33	47.68	47.73	8.82	9.38
Total U.S.	6.45	5.94	60.06	61.84	39.84	41.41	6.73	6.39
Canada	7.41	6.28	—	—	61.08	53.71	7.41	6.29
Total	$6.77	$6.05	$60.06	$61.84	$39.88	$41.51	$6.91	$6.36
The following table summarizes the changes in the production revenues during the nine months ended September 30, 2007 compared with the comparable 2006 period:

(Amounts in thousands)	Natural Gas	Oil	NGL’s	Total
Revenue for the nine months ended September 30, 2006	$238,651	$27,477	$19,247	$285,375
Volume changes	39,483	1,049	45,530	86,062
Price changes	28,405	(791)	(754)	26,860

Revenue for the nine months ended September 30, 2007	$306,539	$27,735	$64,023	$398,297

     Natural gas sales of $306.5 million for the first nine months of 2007 were $67.9 million or 28% higher than the first nine months of 2006. Natural gas sales increased due to higher realized natural gas prices for the first nine months of 2007 as compared to the 2006 period and due to more produced volumes, particularly in the Fort Worth Basin and, to a lesser extent, in Canada. Natural production declines, partially offset the production increases.
     Oil and condensate sales were $27.7 million for the nine months ended September 30, 2007, roughly flat compared to the first nine months of 2006. The average realized oil and condensate sales price for the 2007 period dipped slightly compared with the first nine months of 2006, whereas new wells in the Fort Worth Basin placed into production subsequent to September 2006 contributed to slightly higher oil revenue.
     Our NGL sales for the first nine months of 2007 increased $44.8 million or more than 230% to $64.0 million compared to the first nine months of 2006. Although realized prices dipped slightly, NGL production from the Fort Worth Basin in the 2007 period increased dramatically as a result of new wells placed into production subsequent to September 2006, start-up of our first natural gas processing facility in April 2006 and improved NGL recoveries that resulted from the March 2007 start-up of our newest processing facility. The Fort Worth Basin increases were partially offset by natural production declines.
Other Revenue
     Other revenue in the nine months ended September 30, 2007 increased $10.9 million or more than 300% from the comparable 2006 period. This increase is attributable to $4.2 million of higher SRED credits in Canada, to $3.4 million of higher natural gas gathering and processing revenues associated with our KGS assets in the Fort Worth Basin. Also, other revenue benefited by $1.0 million due to higher ineffectiveness on derivative instruments and a $2.0 million non-cash gain on derivative instruments associated with production from our Northeast Operations.
Operating Expenses
Oil and Gas Production Cost

	Nine Months Ended September 30,
	2007		2006
	(in thousands, except per unit amounts)
		Cost		Cost
	Amount	Per mcf	Amount	Per mcf
Northeast Operations	$44,892	$2.17	$34,166	$1.55
Texas	34,271	1.64	15,942	1.85
Other U.S.	2,548	2.88	2,556	2.80

Total U.S.	81,711	1.92	52,664	1.67
Canada	23,093	1.52	17,568	1.31

Total	$104,804	$1.82	$70,232	$1.56

     Oil and gas production cost for the U.S. was $81.7 million for the first nine months of 2007, which was an increase of $29.0 million compared to the 2006 period. The growth of our operations in the Fort Worth Basin is the primary driver in this increase by virtue of higher processing costs, gathering costs and saltwater disposal costs attributable to the higher production levels. Operating costs in Texas also are influenced by increased salary, benefits and vehicle costs associated with an increased headcount necessary for the increased production.
     Expense for our Northeast Operations increased $10.7 million for the first nine months of 2007 compared to the prior year period, including an increase in overhead expense of $7.5 million. The overhead expense increases were primarily the result of severance-related costs of $5.4 million recognized during the quarter ended September 30, 2007, additional compensation and benefit expense. Principal reasons for direct cost increases in the 2007 period are increased repairs, higher gathering expenses and higher workover costs.
     Canadian oil and gas production cost was $23.1 million for the first nine months of 2007, an increase of $5.5 million or 31% compared to the first nine months of 2006. Canadian compensation expense increased more than $3.3 million for the first nine months of 2007 as compared to the 2006 nine months. In addition, increases in workover costs, delay rentals, utilities and gas facility and processing expenses increased for the first nine months of 2007 compared to the prior year period. These increases reflect additional wells placed into production and the construction of additional gas processing facilities during the past year.
Production and Ad Valorem Taxes
     Production and ad valorem tax expense for the nine months ended September 30, 2007 was $13.1 million, an increase of $2.4 million or 23% compared to the same period in 2006. Production taxes increased $0.7 million as the Northeast Operations’ realized prices were slightly higher in the current year. Ad valorem taxes increased $1.7 million primarily as the result of additional assets constructed and placed into service in conjunction with our drilling program in the Fort Worth Basin and our more extensive gathering network.
Other Operating Expense
     Other operating expense which principally relates to the cost of processing and gathering third party natural gas in Texas was $1.9 million for the nine months ended September 30, 2007. The $0.7 million increase from the prior year period relates to the increased cost associated with the expansion of the operating capabilities of our KGS subsidiary with respect to gathering and processing services in the Fort Worth Basin.
Depletion, Depreciation and Accretion

	Nine Months Ended September 30,
	2007		2006
	(in thousands, except per unit amounts)
		Cost		Cost
	Amount	Per mcf	Amount	Per mcf
Depletion
U.S.	$45,245	$1.07	$27,912	$0.89
Canada	24,506	1.61	18,099	1.35

Total Depletion	69,751	1.21	46,011	1.03

Depreciation of other fixed assets:
U.S.	10,668	0.25	6,323	0.20
Canada	3,007	0.20	2,267	0.17

Total Depreciation	13,675	0.24	8,590	0.19

Accretion	1,188	0.02	959	0.02

Total depletion, depreciation and accretion	$84,614	$1.47	$55,560	$1.24

     Depletion for the first nine months of 2007 was $69.8 million, which was $23.7 million or 52% higher than depletion for the 2006 period. Higher depletion resulted from a 18% increase in the depletion rate and a 28% increase in sales volumes. Our higher depletion rate for the first nine months of 2007 resulted from increases to both actual and estimated future capital expenditures and proved reserves added for our Canadian and Forth Worth Basin properties. The $5.1 million increase in depreciation for the first nine months of 2007 as compared to the 2006 period was primarily associated with new gas processing facilities in Canada and Fort Worth Basin gas compression and processing facilities and gathering system assets.
General and Administrative Expense
     General and administrative expense for the nine months ended September 30, 2007 was $34.3 million an increase of $16.4 million or 91% compared to the nine months ended September 30, 2006. This correlates to $0.60 per Mcfe in 2007 compared with $0.40 per Mcfe in 2006. The most significant increase in general and administrative expense for the first nine months of 2007 was a $10.6 million increase in employee compensation and benefits, including approximately $3.4 million of non-cash expense for vesting of stock based compensation. Office expenses, including rent, and information technology expenses increased approximately $1.2 million for the 2007 period as compared to the prior year nine-month period. These increases were, in large part, the result of increases in personnel working in the corporate office at September 30, 2007 as compared to September 30, 2006. Additionally, expense for legal, accounting and other professional services increased $3.9 million for the first nine months of 2007, including legal fees of $0.6 million incurred as a result of the favorable resolution of a dispute concerning royalty interests on certain Michigan wells.

     During the quarter ended September 30, 2007, the Company recognized professional fees of $2 million related the BreitBurn Transaction. The Company expects additional expenses of $6.7 million for professional fees on the BreitBurn Transaction to be recognized in the fourth quarter of 2007 as a reduction to the proceeds generated by the divestiture of the Northeast Operations.
Interest Expense
     Interest expense for the first nine months of 2007 was $53.9 million, net of capitalized interest of $1.0 million, which was an increase of $23.1 million compared to the first nine months of 2006. Our average debt outstanding for the first nine months of 2007 was approximately $350 million higher than the 2006 nine-month period. Our higher debt outstanding increased interest expense approximately $17.6 million. Higher interest rates incurred during the first nine months of 2007 as compared to the comparable 2006 period contributed the remaining $5.4 million in increased interest expense. Partially offsetting these increases was the absence of a $1.0 million prepayment charge associated with the retirement of debt in March of 2006.
Income Tax Expense
     Our provision for income taxes for the nine months ended September 30, 2007 increased $9.0 million from the prior year period to $38.2 million. The increase in our income tax provision was the result of a $18.3 million increase in pre tax income for the first nine months of 2007 as compared to the first nine months of 2006. Our U.S. income tax provision of $24.7 million in 2007 was established using the statutory U.S. federal rate of 35% and was flat with the rate in 2006. Our Canadian income tax provision of approximately $13.2 million was accrued at a combined Canadian and provincial statutory rate of 28.5%, but also included income tax credits of approximately $1.1 million for SRED. In 2006, the Company recorded a $3.8 million credit in June 2006 for a reduction in the Canadian federal and provincial income tax rates enacted during the second quarter of 2006.
Divestiture-Related Items
     As mentioned elsewhere, the Company recognized certain items related to the BreitBurn Transaction during the nine months ended September 30, 2007. These items are summarized below:

(Amounts in thousands)
Description	Financial Statement Caption	Amount
Hedging de-designation for Northeast Operations	Increase to Other Revenue	$2,000
Severance benefits to terminated Northeast Operations employees	Increase to Oil and gas production costs	(5,400)
Professional fees associated with the BreitBurn Transaction	Increase to General and administrative expense	(2,000)

Total net divestiture-related items	Reduction to pretax income	$(5,400)

The following table highlights the impact that these items had on our reported expenses for the periods indicated:

	Nine Months Ended September 30, 2007
	(in thousands, except per unit amounts)
			Excluding
	Amount	Cost	Divestiture	Cost
	As Reported	Per mcf	Expenses	Per mcf
Oil and gas operations expense:
Northeast Operations	$44,892	$2.17	$39,492	$1.91
Total U.S.	81,711	1.92	76,311	1.80
Total Company	104,804	1.82	99,404	1.72

General and administrative expense	$34,324	$0.60	$32,324	$0.56

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
     Net cash from operations was $247.5 million for the nine months ended September 30, 2007, an increase of $59.8 million compared to the same period in 2006. Net income of $83.3 million for the first nine months of 2007 was $9.3 million higher than net income for the first nine months of 2006 and non-cash expenses including depletion, depreciation and amortization, deferred taxes, stock-based compensation and deferred financing costs were $41.7 million higher for the nine months ended September 30, 2007. Cash from operations was further increased by additional working capital of $8.8 million for the 2007 nine-month period as compared to the first nine months of 2006.
     On November 1, 2007, we contributed our Northeast Operations to BreitBurn Operating L.P. for total consideration of $1.47 billion, payable as $750 million in cash and 21.348 million common units of BreitBurn Energy Partners L.P.
     During the first nine months of 2007, EBITDA of the Northeast Operations was $ 47.3 million, excluding severance-related costs. It is anticipated that in future periods this EBITDA will be partially offset by distributions on the BreitBurn Energy common units received in the BreitBurn Transaction, currently anticipated to be approximately $12.5 million per calendar quarter.
     Our principal sources of cash are sales of natural gas, crude oil and NGLs. During the nine months ended September 30, 2007, sales under our long-term contracts with price floors averaging $2.48 per Mcf covered 25% of our U.S. natural gas production. Additionally, price collars covered approximately 65% of our total production for the nine months ended September 30, 2007. We currently have price collars or fixed price swaps hedging our anticipated natural gas, crude oil and condensate and NGL production of approximately 123 MMcfd, 1,000 Bbld and 3,000 Bbld, respectively, for the fourth quarter of 2007. We have hedged approximately 40 MMcfd and 65 MMcfd of our anticipated 2008 natural gas sales using price collars and fixed-price swaps, respectively. Anticipated 2008 crude oil of approximately 1,000 Bbld has also been hedged with crude oil price collars while 3,000 Bbld of anticipated 2008 NGL production has been hedged with fixed-price swaps. Anticipated first quarter 2009 natural gas production of approximately 90 MMcfd has been hedged with natural gas price collars. Approximately 50 MMcfd of anticipated 2009 natural gas production has been hedged with natural gas price collars for each of the three remaining quarters of 2009.
     During the first nine months of 2007, we paid $706 million for property and equipment, an increase of more than $275 million compared to the first nine months of 2006. Property and equipment acquired (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2007 period totaled $714 million, which consisted of $577 million expended for exploration and development activities (including almost $18 million for the Northeast Operations), $111 million expended for our Fort Worth basin gas processing and gathering operations and $8.0 million expended for Canadian gas processing facilities. Of the $522 million incurred for U.S. exploration and development, $504 million was spent in Texas, including $29 million for non-producing leasehold costs. During 2006, we received approximately $4.5 million from the sale of producing property in Canada.

Nine Months Ended
September 30, 2007
(in thousands)
Exploration and development:
Northeast Operations	$17,558
Texas	503,842
Other U.S.	919

Total U.S.	522,319
Canada	54,304

Total exploration and development:	576,623
Gas processing and transportation:
Northeast Operations	876
Texas	120,055
Other U.S.	—

Total U.S.	120,931
Canada	8,027

Total gas processing and transportation:	128,958
Corporate and field office	8,664

Total plant and equipment costs incurred	$714,245

     On August 10, 2007, the Company’s majority-owned subsidiary, KGS, completed its initial public offering (“IPO”). KGS, a limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale formation in the Fort Worth Basin in North Texas, sold 5,000,000 common units for $95.0 million, net of underwriters’ discount and other offering costs. On September 7,

2007, the underwriters of the KGS IPO exercised their option to purchase an additional 750,000 common units for $14.6 million, net of underwriters’ discount. The following table summarizes ownership of KGS upon completion of these IPO transactions:

	Interests
	Limited Partner	General Partner	Total
Quicksilver ownership
Common	23.5%	1.9%	25.4%
Subordinate	47.5%	—	47.5%
Non-Quicksilver ownership	27.1%	—	27.1%

Total	98.1%	1.9%	100.0%

     The subordinated units will convert into an equal number of common units upon termination of the subordination period. Generally, the subordination period will end when KGS has earned and paid at least $0.30 per quarter on each outstanding common unit, subordinated unit and general partner unit for any three consecutive four-quarter periods ending on or after June 30, 2010. Should KGS earn and pay at least $0.45 per quarter on each outstanding common unit, subordinated unit and general partner unit for any consecutive four quarters the subordination period will terminate automatically.
     Upon completion of the IPO, KGS paid Quicksilver approximately $112.1 million in cash and issued to Quicksilver a subordinated note with a principal amount of $50 million as a return of investment capital contributed and reimbursement for capital expenditures advanced. Quicksilver has deferred a gain of approximately $82 million related to the IPO that will be recognized in the consolidated statement of income when the subordination period has terminated.
     Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $469.3 million. In September 2007, the borrowing base under our senior secured credit facility was increased from $850 million to $1.1 billion. At September 30, 2007, approximately $279.2 million was available for borrowing. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with covenants at September 30, 2007.
     In connection with the KGS IPO, KGS entered into a five-year $150 million senior secured revolving credit facility (“KGS Credit Agreement”), with options exercisable by KGS to extend the facility for up to two additional years and increase the facility up to $250 million, in each case with the consent of the lenders. KGS must maintain certain financial ratios that can limit its borrowing capacity. The KGS Credit Agreement contains certain restrictive covenants which, among other things, require the maintenance of a maximum leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) and a minimum ratio of Consolidated EBITDA to interest expense. At September 30, 2007, KGS’ borrowing capacity was $66.8 million, as limited by the facility’s leverage ratio test; however, there were no outstanding borrowings under the KGS Credit Agreement. The KGS Credit Agreement prohibits the declaration or payment of distributions by the Partnership if an event of default then exists or would result from the payment of a distribution. KGS was in compliance with all covenants as of September 30, 2007.
     On September 11, 2007, Quicksilver signed a definitive agreement to contribute all of its oil and gas properties and facilities in Michigan, Indiana and Kentucky (collectively the “Northeast Operations”) to BreitBurn Operating L.P. (the “BreitBurn Transaction”). The BreitBurn Transaction closed on November 1, 2007 for total consideration of $750 million of cash and 21.348 million shares of BreitBurn limited partnership units equaling total consideration of $1.47 billion. On November 1, 2007, the Company used $270 million of proceeds from the BreitBurn Transaction to reduce the U.S. borrowings then outstanding under its senior secured credit facility. During November 2007, the Company may repay as much as an additional $307 million of U.S. borrowings outstanding under the senior credit facility which would reduce to zero all U.S. borrowing outstanding under the senior credit facility.

     As of September 30, 2007 and December 31, 2006, our total capitalization was as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$820,363	$421,123
Senior subordinated notes	350,000	350,000
Convertible subordinated debentures	148,078	147,994
KGS secured credit facility	—	—
Other loans	126	400

Total debt	1,318,567	919,517
Stockholders’ equity	675,396	575,666

	$1,993,963	$1,495,183

Financial Position
     The following impacted our balance sheet as of September 30, 2007, as compared to our balance sheet as of December 31, 2006:
•	Over $700 million increase in our net property, plant and equipment assets includes approximately $714.2 million in capital costs incurred principally for development, exploitation and exploration of our oil and gas properties as well as additional natural gas processing and gathering system assets in Texas.

•	We incurred additional long-term debt of $400 million, primarily as a result of our capital expenditure program and partially offset by cash flow from operations. These borrowings have been drawn from our senior secured credit facility. A portion of these borrowings was repaid using after-tax proceeds from the BreitBurn Transaction during November 2007.

•	Our current and deferred derivative assets have decreased $41.2 million and we have recorded current and non-current derivative liabilities of $3.8 million and $2.7 million, respectively. These fluctuations reflect the relatively less favorable pricing of our financial derivatives as compared to the forward pricing of natural gas, crude oil and NGLs at September 30, 2007 as market prices have generally trended upward. Additionally, our current deferred tax liability decreased $15.1 million as a result of the lower estimated fair value of our natural gas, crude oil and NGL financial derivatives.

•	Minority interest in our Texas gas processing and gathering subsidiaries increased $21.4 million as a result of the initial public offering of KGS limited partnership units to the public. The KGS IPO resulted in a gain of $81.6 million that will be deferred until the subordination period covering a portion of our continued interests is terminated. We also received $112.1 million in cash as a result of the KGS IPO.

•	Accumulated other comprehensive income decreased $5.0 million as a result of the decrease in the estimated fair value of our financial derivatives, net of income taxes. Partially offsetting that decrease was a $28.7 million increase in our currency translation adjustment that resulted from the strengthening of the Canadian dollar in relation to the U.S. dollar compared with the first nine months of 2007.
Recently Issued Accounting Standards
•	Pronouncements Implemented
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with our adoption of FIN 48, as of January 1, 2007, we recorded an adjustment to retained earnings of approximately $0.3 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized. This reduction in retained earnings was offset against our net operating loss carryforwards in the deferred federal income tax liability account. As of January 1, 2007, our unrecognized tax benefits totaled $1.4 million. Our unrecognized tax benefits at September 30, 2007 were $0.3 million.

•	Pronouncements Not Yet Implemented
     SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement will change current practice. We will adopt SFAS No. 157 on January 1, 2008, but do not expect adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.
     On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. We will adopt FSP No. 39-1 on January 1, 2008 employing retrospective representation for all periods, but do not expect adoption to have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company beginning after January 1, 2008. We are still evaluating the impact of SFAS No. 159 on our consolidated financial condition and results of operations.

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
Commodity Price Risk
     We enter into financial contracts to hedge our exposure to commodity price risk associated with anticipated future natural gas production. These contracts have included no-cost collars and fixed price swaps. During the first nine months of 2007, we sold approximately 30 MMcfd of natural gas for a floor price of $2.49 per Mcf under a long-term contract that extends through March 2009. Approximately 3 MMcfd of the natural gas sold under this contract during the first nine months of 2007 were third-party volumes controlled by us.
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
     As of September 30, 2007, natural gas price collars have been put in place to hedge approximately 123 MMcfd of our anticipated natural gas production for the fourth quarter of 2007. We have also hedged 1,000 Bbld of anticipated crude oil and condensate and 3,000 Bbld of NGL production with crude oil price collars and NGL fixed price swaps, respectively for the fourth quarter of 2007. Price collars and swaps have also been put in place to hedge approximately 65 MMcfd and 40 MMcfd, respectively, of our anticipated 2008 natural gas production. Anticipated 2008 crude oil and condensate production of approximately 1,000 Bbld has also been hedged with crude oil price collars while 3,000 Bbld of anticipated 2008 NGL production has been hedged with fixed price swaps. Anticipated first quarter 2009 natural gas production of approximately 90 MMcfd has been hedged with natural gas price collars. Approximately 50 MMcfd of anticipated 2009 natural gas production has been hedged with natural gas price collars for each of the three remaining quarters of 2009.

     The following table summarizes our open financial derivative positions as of September 30, 2007 related to our natural gas and crude oil production.

		Remaining		Price Per
Product	Type	Contract Period	Volume	Mcf or Bbl	Fair Value
					(in thousands)
Gas	Collar	Oct 2007	10,000 Mcfd	$7.50-11.50	$334
Gas	Collar	Oct 2007	10,000 Mcfd	7.50-11.75	334
Gas	Collar	Oct 2007	5,000 Mcfd	7.50-11.78	166
Gas	Collar	Oct 2007	5,000 Mcfd	7.50-11.80	167
Gas	Collar	Oct 2007-Dec 2007	20,000 Mcfd	7.00- 9.15	684
Gas	Collar	Oct 2007-Dec 2007	10,000 Mcfd	8.00-11.20	1,088
Gas	Collar	Oct 2007-Dec 2007	10,000 Mcfd	9.00-12.10	1,912
Gas	Collar	Oct 2007-Dec 2007	20,000 Mcfd	9.00-12.10	3,824
Gas	Collar	Oct 2007-Mar 2008	15,000 Mcfd	7.50- 8.70	822
Gas	Collar	Oct 2007-Mar 2008	5,000 Mcfd	7.50- 8.90	314
Gas	Collar	Oct 2007-Mar 2008	10,000 Mcfd	9.00-12.00	3,099
Gas	Collar	Oct 2007-Mar 2008	10,000 Mcfd	9.00-12.05	3,138
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.00	1,305
Gas	Collar	Nov 2007-Mar 2008	10,000 Mcfd	8.00-15.65	1,315
Gas	Collar	Jan 2008-Dec 2008	20,000 Mcfd	7.00- 9.15	939
Gas	Collar	Apr 2008-Mar 2009	20,000 Mcfd	7.50- 9.35	165
Gas	Collar	Apr 2008-Mar 2009	20,000 Mcfd	8.00-10.20	3,288
Gas	Collar	Jan 2009-Dec 2009	20,000 Mcfd	7.50- 9.34	(529)
Oil	Collar	Oct 2007-Dec 2007	500 Bbld	70.00-91.10	6
Oil	Collar	Oct 2007-Dec 2007	500 Bbld	60.00-72.80	(471)
Oil	Collar	Jan 2008-Dec 2008	500 Bbld	65.00-73.90	(912)
Oil	Collar	Jan 2008-Dec 2008	500 Bbld	65.00-77.45	(550)
Gas	Swap	Jan 2008-Dec 2008	25,000 Mcfd	$8.13	1,608
Gas	Swap	Jan 2008-Dec 2008	7,500 Mcfd	8.13	470
Gas	Swap	Jan 2008-Dec 2008	5,000 Mcfd	8.14	330
Gas	Swap	Jan 2008-Dec 2008	2,500 Mcfd	8.15	174
NGL	Swap	Oct 2007-Dec 2007	1,000 Bbld	40.32	(1,030)
NGL	Swap	Oct 2007-Dec 2007	2,000 Bbld	42.46	(1,185)
NGL	Swap	Jan 2008-Dec 2008	1,000 Bbld	39.58	(1,209)
Gas	Basis Swap	Oct 2007-Dec 2007	25,000 Mcfd		197
Gas	Basis Swap	Oct 2007-Dec 2007	20,000 Mcfd		62
Gas	Basis Swap	Jan 2008-Dec 2008	10,000 Mcfd		114
Gas	Basis Swap	Jan 2008-Dec 2008	10,000 Mcfd		114

				Total	$20,083

     Utilization of our hedging program may result in natural gas and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas and crude oil production was $42.1 million and $6.4 million higher as a result of our hedging programs for the first nine months of 2007 and 2006, respectively. Other revenue was $3.0 million higher and $0.1 million lower as a result of hedging activities for the nine-month periods ending September 30, 2007 and 2006, respectively.
     We have a supply contract expiring in March 2009 to deliver 25,000 Mcfd of natural gas at a floor price of $2.49 per mcf to a customer in Michigan. This contract has been exempt from the mark-to-market provisions for such contracts pursuant to the “normal sales” exclusion of SFAS No. 133. Although we had previously delivered production from our Northeast Operations in fulfillment of the contract, we will continue to deliver natural gas from other producing areas. Accordingly, we continue to apply the “normal sales” exemption for the supply contract. Had we terminated the contract, we believe that the cost of termination would have been approximately $70 million at September 30, 2007.

ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
     As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, on October 13, 2006, we filed suit in the 342nd Judicial District Court in Tarrant County, Texas against Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC (together “Eagle”) regarding three contracts for drilling rigs in which we allege that the first rig furnished by Eagle exhibited operating deficiencies and safety defects and that the other rigs failed to conform to specifications set forth in the drilling contracts. Subsequently, on January 19, 2007, Eagle Domestic Drilling Operations, LLC and its parent, Blast Energy Services, Inc. filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Our suit against Eagle in Tarrant County was ultimately transferred to the Bankruptcy Court in Houston and has been consolidated with the Eagle/Blast bankruptcy. On September 17, 2007, Eagle Drilling, LLC, and Rod and Richard Thornton, sued us and P. Jeffrey Cook, our Executive Vice President-Operations, in the District Court of Cleveland County, Oklahoma for alleged damages resulting from our decision to repudiate the rig contracts mentioned above. Based upon information currently available, we believe that the final resolution of this matter will not have a material effect on our financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors
     Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
We depend on KGS to gather, process and transport most of our Barnett Shale gas production, and we own a significant equity interest in KGS.
     In connection with the KGS IPO, among other transactions, we transferred to KGS most of our pipeline gathering system located in the southern portion of the Fort Worth Basin (the “Cowtown Pipeline”) and our natural gas processing plant located in Hood County, Texas, (the “Cowtown Plant”), and we entered into a long-term agreement with KGS under which we are obligated to offer to KGS the right to provide gathering and processing services for much of our production in Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas and charge specified fees. In addition, KGS has the option to purchase certain pipeline assets from us at historical cost within two years after those assets commence commercial service. KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from us at fair market value within two years after those assets commence commercial service. Also, we have entered into a services and secondment agreement with KGS’ general partner, for an initial term of 10 years, pursuant to which certain of our employees are seconded to KGS’ general partner to provide operating, routine maintenance and other services with respect to the Cowtown Plant and the Cowtown Pipeline under the direction, supervision and control of KGS’ general partner, and KGS’ general partner will reimburse us for these services.
     As a result of the transactions and arrangements described above, we have diminished control over assets that are important to our business and operations, we are committed to transactions that will not necessarily be economically advantageous at the times at which they are ultimately consummated and increased demands have been placed on certain of our personnel who perform services for both us and KGS. If our use of assets transferred to KGS are interrupted due to factors beyond our control, the commitments that we have to KGS prove to be uneconomic and/or the effectiveness of our management personnel is decreased due to their responsibilities to KGS, we may experience an adverse effect to our business, results of operations and financial condition.
     Furthermore, through our ownership interest in KGS, we share in KGS’ results of operations and may be entitled to distributions from KGS. Accordingly, we are indirectly subject to the risks associated with KGS’ business and operations, including, but not limited to:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in us and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated budgeted costs or expenditures;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	other factors discussed in KGS’ Registration Statement on Form S-1 (No. 333-140599) and as are or may be detailed from time to time in KGS’ public announcements and other filings with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Programs (2)
July 1 to July 31, 2007	15,407	$45.70	—	—
August 1 to August 31, 2007	—	—	—	—
September 1 to September 30, 2007	—	—	—	—

Total	15,407	$45.70	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy the Company’s income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 1999 Stock Option and Retention Stock Plan or 2006 Equity Plan.

(2)	The Company does not currently have in place any publicly announced, specific plans or programs to purchase equity securities.

ITEM 6. Exhibits:

Exhibit No.	Description

10.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2007

Quicksilver Resources Inc.
By:	/s/ Glenn Darden
Glenn Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)

*15.1	Awareness Letter of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith