Form 10-Q
period 2008-03-31
QUICKSILVER RESOURCES INC
filed 2008-05-09
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-14837
Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2756163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Rosedale, Fort Worth, Texas (Address of principal executive offices)	76104 (Zip Code)
(817) 665-5000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of April 30, 2008

Common Stock, $0.01 par value	158,573,546

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending March 31, 2008

DEFINITIONS
As used in this quarterly report unless the context otherwise requires:
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
Other commonly used terms and abbreviations include:
“BBEP” means BreitBurn Energy Partners L.P.
“BreitBurn Transaction” means the November 1, 2007 conveyance of our Northeast Operations in exchange for aggregate proceeds of $1.47 billion
“FASB” means the Financial Accounting Standards Board who promulgate accounting standards
“IPO” means initial public offering and relates to the KGS initial public offering completed on August 10, 2007
“KGS” means Quicksilver Gas Services LP which is our publicly-traded midstream operations which trades under the ticker symbol “KGS”
“Michigan Sales Contract” means the gas supply contract in place through March 2009 under which we deliver 25 MMcfd at a floor price of $2.49 per Mcf
“Northeast Operations” means the oil and gas properties and facilities in Michigan, Indiana and Kentucky which were conveyed to BreitBurn Operating, L.P. on November 1, 2007
“SEC” means United States Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board

Explanatory Statement
Under the full cost method of accounting, the Company’s U.S.-based exploration and production assets are considered a single asset. The 2007 fourth quarter divestiture of the Northeast Operations, therefore, represents a fractional divestiture of a single asset, which precludes recording the applicable portion of the Northeast Operations’ results of operations as discontinued operations within the consolidated financial statements.
Forward-Looking Information
Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas, NGL and crude oil prices;

•	failure or delays in achieving expected production from exploration and development projects;

•	uncertainties inherent in estimates of natural gas, NGL and crude oil reserves and predicting natural gas, NGL and crude oil reservoir performance;

•	effects of hedging natural gas, NGL and crude oil prices;

•	competitive conditions in our industry;

•	actions taken by third parties, including operators, processors and transporters;

•	changes in the availability and cost of capital;

•	delays in obtaining oilfield equipment and increases in drilling and other service costs;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	certain factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
In thousands, except for per share data — Unaudited

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Natural gas, NGL and crude oil sales	$158,356	$113,292
Other	(853)	3,288

Total revenues	157,503	116,580

Operating expenses
Oil and gas production expense	32,530	28,569
Production and ad valorem taxes	2,659	4,490
Other operating costs	1,231	784
Depletion, depreciation and accretion	35,059	24,594
General and administrative	15,415	9,698

Total expenses	86,894	68,135
Income from equity affiliates	—	115

Operating income	70,609	48,560

Income from earnings of BreitBurn Energy Partners	6,219	—
Other income — net	1,600	601
Interest expense	(11,832)	(14,952)

Income before income taxes	66,596	34,209
Income tax expense	23,912	11,295
Minority interest expense, net of income tax	508	63

Net income	$42,176	$22,851

Other comprehensive loss — net of income tax
Reclassification adjustments related to settlements of derivative contracts	(1,940)	(9,510)
Net change in derivative fair value	(76,297)	(35,679)
Foreign currency translation adjustment	(8,643)	1,624

Comprehensive loss	$(44,704)	$(20,714)

Earnings per common share — basic	$0.27	$0.15

Earnings per common share — diluted	$0.25	$0.14

Basic weighted average shares outstanding	157,731	154,389

Diluted weighted average shares outstanding	169,730	167,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,976	$28,226
Accounts receivable — net of allowance for doubtful accounts	115,957	90,244
Derivative assets at fair value	22,125	10,797
Current deferred income tax asset	54,180	18,946
Other current assets	42,769	42,188

Total current assets	237,007	190,401

Investment in BreitBurn Energy Partners	416,731	420,171

Property, plant and equipment — net
Oil and gas properties, full cost method (including unevaluated costs of $281,130 and $215,228, respectively)	2,001,458	1,764,400
Other property and equipment	429,306	377,946

Property, plant and equipment — net	2,430,764	2,142,346
Derivative assets at fair value	—	354
Other assets	25,439	22,574

	$3,109,941	$2,775,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$34
Accounts payable	182,606	192,855
Income taxes payable	1,457	46,601
Accrued liabilities	40,406	54,981
Derivative liabilities at fair value	186,301	64,104

Total current liabilities	410,770	358,575

Long-term debt	1,115,811	813,817

Asset retirement obligations	24,989	23,864

Derivative liabilities at fair value	20,474	16,327

Other liabilities	10,609	10,609

Deferred income taxes	392,286	374,645

Deferred gain on sale of partnership interests	79,316	79,316

Minority interests in consolidated subsidiaries	29,412	30,338

Stockholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 161,244,642 and 160,633,270 shares issued, respectively	1,612	1,606
Paid in capital in excess of par value	277,112	272,515
Treasury stock of 2,652,981 and 2,616,726 shares, respectively	(14,284)	(12,304)
Accumulated other comprehensive (loss) income	(46,814)	40,066
Retained earnings	808,648	766,472

Total stockholders’ equity	1,026,274	1,068,355

	$3,109,941	$2,775,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$42,176	$22,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion	35,059	24,594
Deferred income taxes	23,016	11,265
Stock-based compensation	4,009	2,899
Amortization of deferred charges	458	563
Amortization of deferred loan costs	589	456
Minority interest expense	508	63
Non-cash loss from hedging and derivative activities	5,735	29
Non-cash income from equity affiliates	—	(115)
Other	197	(264)
Changes in assets and liabilities
Accounts receivable	(5,226)	605
Prepaid expenses and other assets	(1,109)	(3,777)
Accounts payable	5,027	6,507
Income taxes payable	(45,144)	(394)
Accrued and other liabilities	(22,011)	7,724

Net cash provided by operating activities	43,284	73,006

Investing activities:
Purchases of property, plant and equipment	(331,936)	(209,926)
Advances to BreitBurn Energy Partners	(50,150)	—
Return of investment from BreitBurn Energy Partners and equity affiliates	3,440	202

Net cash used for investing activities	(378,646)	(209,724)

Financing activities:
Issuance of debt	330,741	143,446
Repayments of debt	(18,061)	(6,868)
Debt issuance costs	—	(2,303)
Minority interest contributions	—	167
Minority interest distributions	(1,972)	—
Proceeds from exercise of stock options	858	2,976
Purchase of treasury stock	(1,980)	(494)

Net cash provided by financing activities	309,586	136,924

Effect of exchange rate changes in cash	(474)	231

Net (decrease) increase in cash	(26,250)	437

Cash and cash equivalents at beginning of period	28,226	5,281

Cash and cash equivalents at end of period	$1,976	$5,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ACCOUNTING POLICIES AND DISCLOSURES
The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and its income and comprehensive loss and cash flows for the quarters ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions are reasonable; however, actual results could differ from the Company’s estimates.
Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to prior periods to conform to current period presentation.
Stock Split
On January 7, 2008, Quicksilver’s Board of Directors declared a two-for-one stock split of the outstanding common stock effected in the form of a stock dividend. The stock dividend was paid on January 31, 2008, to holders of record at the close of business on January 18, 2008, but had no effect on shares held in treasury. The capital accounts, all share data and earnings per share data included in these condensed consolidated financial statements for all periods presented reflect retrospective application of the January 2008 stock split.
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
The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per common share calculations for the three-month periods ended March 31, 2008 and 2007. Outstanding options to purchase 4,802 shares were excluded from the diluted net income per share calculation for the quarter ended March 31, 2007 as those options were out-of-the-money and, therefore, considered to be antidilutive. No such antidilutive options were outstanding at March 31, 2008.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
	share data)
Net income	$42,176	$22,851

Impact of assumed conversions — interest on 1.875% convertible debentures, net of income taxes	475	475

Income available to stockholders assuming conversion of convertible debentures	$42,651	$23,326

Weighted average common shares — basic	157,731	154,389
Effect of dilutive securities:
Employee stock options	730	1,767
Employee stock and stock unit awards	1,453	1,687
Contingently convertible debentures	9,816	9,816

Weighted average common shares — diluted	169,730	167,659

Earnings per common share — basic	$0.27	$0.15

Earnings per common share — diluted	$0.25	$0.14
Recently Issued Accounting Standards
•	Pronouncements Implemented
SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities. The delay is intended to allow the FASB and its constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008 for new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities. All financial instruments are measured using inputs from three levels of fair value hierarchy. The three levels are as follows:
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 inputs are unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing an asset or liability.
See Note 2, Derivatives and Fair Value Measurements, for further disclosures concerning the Company’s fair value measurements of its financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The Company adopted FSP No. 39-1 on January 1, 2008 without significant impact.
•	Pronouncements Not Yet Implemented
SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. SFAS No. 141(R) applies to all transactions and events in which one entity obtains control over one or more other businesses. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. The Statement will apply to any acquisition completed by the Company on or after January 1, 2009, but may not be applied to any acquisition completed prior to January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Statement is effective for the Company beginning January 1, 2009. Management is determining the extent, if any, this adoption will have on the Company’s financial statements in addition to reclassifying the Company’s noncontrolling interests into equity.
The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008. Under SFAS No. 161, the Company will be required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. SFAS No. 161 is to be applied prospectively by the Company for interim periods and years beginning after November 15, 2008. The Company expects that application of SFAS No. 161 will affect the Company’s disclosures about its derivative and hedging instruments, but will not impact the Company’s accounting for them.
2. DERIVATIVES AND FAIR VALUE MEASUREMENTS
The Company has measured the fair value of its financial derivatives and its Michigan Sales Contract in accordance with SFAS No. 157. All financial instruments are measured using inputs from the three levels of fair value hierarchy. The three levels are as follows:
In accordance with the fair value hierarchy described in Note 1 above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008.

	Fair Value Measurements as of March 31, 2008
	Balance at
	March 31, 2008	Level 1	Level 2	Level 3
		(In thousands)
Derivative assets	$22,911	$—	$22,911	$—

Derivative liabilities	$207,561	$—	$207,561	$—

The fair value of all derivative instruments included above was estimated using commodity prices quoted in active markets for the periods covered by the derivatives and the value confirmed by a counterparty. Estimates were determined by applying the net differential between the prices in each derivative and market prices for future periods, as adjusted for estimated basis differential, to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives.

The Company hedges a portion of its production revenue using various financial derivatives. All derivatives are evaluated using the hedge criteria established under U.S. accounting standards. If hedge criteria are met, the change in a derivative’s fair value (for a cash flow hedge) is deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized into income in the period in which the hedged transaction is recognized in revenues to the extent the hedge is effective. The changes in value of ineffective portions of hedges are recognized currently in earnings.
The Company’s derivative instruments at March 31, 2008 and December 31, 2007 include the Michigan Sales Contract that requires delivery of 25 MMcfd of natural gas at a floor of $2.49 Mcf through March 2009. In December 2007, the Company made a decision to no longer deliver a portion of our natural gas production to supply the contract and recognized a $63.5 million loss at that time. In January 2008, the Company entered into two fixed-price natural gas swaps covering all volumes for the remaining contract period, which served to effectively offset the net earnings exposure for the Company’s remaining obligation under the Michigan Sales Contract.
The change in carrying value of the Company’s derivatives and the contractual fixed-price sale commitments in the Company’s balance sheet since December 31, 2007 resulted from the increase in market prices for natural gas, NGL and oil. The change in fair value of all cash flow hedges was reflected in accumulated other comprehensive income, net of deferred tax effects. All derivative assets and liabilities represent the estimated fair value of contract settlements scheduled to occur over each contract period remaining based on commodity market prices as of the balance sheet date. These amounts are not settleable until the monthly period in which the related underlying production is sold.
The estimated fair values of all financial derivatives and contractual fixed-price sale commitments of the Company as of March 31, 2008 and December 31, 2007 are provided below. The carrying values of these derivatives are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party.

	March 31,	December 31,
	2008	2007
	(In thousands)
Derivative assets:
Natural gas basis swaps	$786	$—
Natural gas fixed-price swaps (1)	22,125	4,666
Natural gas price collars	—	10,491

	$22,911	$15,157

Derivative liabilities:
Natural gas basis swaps	$—	$1,224
Crude oil price collars	7,562	6,517
NGL fixed-price swaps	7,920	11,294
Natural gas fixed-price swaps	53,735	—
Natural gas price collars	59,925	1,625
Fixed-price natural gas sales contracts (2)	78,419	63,777

	$207,561	$84,437

(1)	Includes $22.1 million and $- million for two fixed-priced swaps related to the Michigan Sales Contract at March 31, 2008 and December 31, 2007, respectively.

(2)	Includes $78.1 million and $63.5 million for the Michigan Sales Contract at March 31, 2008 and December 31, 2007, respectively.
Cash flow hedge derivative liabilities of $107.9 million have been classified as current at March 31, 2008 based on the maturity of the derivative instruments, which would result in $70.6 million of after-tax losses being reclassified from accumulated other comprehensive loss over the next twelve months. Additionally over the next twelve months, the Company estimates it will recognize $36.4 million of after-tax losses from settlement of the Michigan Sales Contract and the associated fixed-price swaps.

3. INVESTMENT IN BREITBURN ENERGY PARTNERS L.P.
The Company received common units of BBEP, a publicly traded limited partnership, as a partial consideration for the divestiture of properties and assets to BreitBurn Operating, L.P. which closed on November 1, 2007. At March 31, 2008, the Company held approximately 32% of the BBEP common units outstanding.
The Company accounts for its investment in BBEP units using the equity method, utilizing a one quarter lag from BBEP’s publicly-available information. BBEP is primarily engaged in natural gas, NGL and crude oil production in the United States.
Summarized unaudited financial information for BBEP is as follows:

			Estimated
	As of		Two Months Ended
	December 31, 2007		December 31, 2007
	(In thousands)		(In thousands)
Current assets	$97,763	Revenues	$61,165
Property, plant and equipment	1,864,487	Operating expenses	44,365

Other assets	24,306	Operating income	16,800
Current liabilities	90,684	Interest and other	4,403
Long-term debt	370,400	Income tax benefit	(669)
Other non-current liabilities	100,664	Minority interests	31

Partners’ equity	1,424,808	Net income	$13,035

		Net income available to common unitholders	$12,567

For the quarter ended March 31, 2008, the Company recognized $6.2 million to record its share of earnings in BBEP for the two months November 1 though December 31, 2007. The Company’s share of BBEP’s estimated earnings for the two months ended December 31, 2007 includes reductions of depletion and depreciation expense and intangible asset amortization which originated from retention bonuses to the Company’s former employees in the Northeast Operations that will be paid by the Company.
At March 31, 2008, the Company’s carrying value for its BBEP common units was $416.7 million inclusive of a $292.3 million gain deferred from the transaction. The market value of the Company’s BBEP units was $428.7 million, or $20.08 per common unit, at March 31, 2008.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Oil and gas properties
Subject to depletion	$2,008,159	$1,811,295
Unevaluated costs	281,130	215,228
Accumulated depletion	(287,831)	(262,123)

Net oil and gas properties	2,001,458	1,764,400

Other plant and equipment
Pipelines and processing facilities	386,129	347,187
General properties	35,103	32,966
Construction in progress	47,689	32,682
Accumulated depreciation	(39,615)	(34,889)

Net other property and equipment	429,306	377,946

Property, plant and equipment, net of accumulated depletion and depreciation	$2,430,764	$2,142,346

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Senior secured credit facility	$586,176	$310,710
Senior subordinated notes	350,000	350,000
Convertible debentures, net of unamortized discount	148,135	148,107
KGS credit agreement	31,500	5,000
Other loans	—	34

Total debt	1,115,811	813,851
Less current maturities	—	(34)

Long-term debt	$1,115,811	$813,817

For a more complete description of the Company’s indebtedness, see Note 13, Long-Term Debt, to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. As of May 9, 2008, the Company’s borrowing base under its senior secured credit facility was increased to $1 billion from $750 million and will be subject to an interim redetermination on or about November 1, 2008.
6. ASSET RETIREMENT OBLIGATIONS
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
The following table provides a reconciliation of the changes in the Company’s estimated asset retirement obligation for the three-month periods ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Beginning asset retirement obligations	$24,509	$25,206
Additional liability incurred	1,060	1,454
Accretion expense	352	361
Change in estimates	361	—
Asset retirement costs incurred	(143)	—
Currency translation adjustment	(504)	115

Ending asset retirement obligations	25,635	27,136
Less current portion	(646)	(149)

Long-term asset retirement obligation	$24,989	$26,987

7. INCOME TAXES
During the quarter ended March 31, 2008, there were no changes to the Company’s unrecognized U.S. tax benefits, which totaled $10.0 million at December 31, 2007. If required, interest or penalties will be recognized as a component of interest expense. The Company does not anticipate total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations.
The Internal Revenue Service completed its audit of the Company’s 2004 Federal income tax return in April 2008. The Company remains subject to examination by the Internal Revenue Service for the years 2001 through 2007. The Company’s subsidiary, QRCI, because of its Canadian tax pool balances, remains subject to examination by the Canada Revenue Agency (“Revenue Canada”) for the years 1999 through 2007.
During the first quarter of 2008, the Company paid $47 million for income taxes for the 2007 tax year, which primarily resulted from the tax-basis gain from the BreitBurn Transaction.
In May 2006, the Texas legislature amended the Texas tax code by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component which became effective for the Company on January 1, 2007. The Company has not recognized any unrecognized tax benefits for the Texas “taxable margin” tax.
8. COMMITMENTS AND CONTINGENCIES
As previously reported in the Company’s 2007 Annual Report on Form 10-K, on October 13, 2006, the Company filed suit in the 342nd Judicial District Court in Tarrant County, Texas against Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC (together “Eagle”) regarding three contracts for drilling rigs in which the Company alleges that the first rig furnished by Eagle exhibited operating deficiencies and safety defects and that the other rigs failed to conform to specifications set forth in the drilling contracts. Subsequently, on January 19, 2007, Eagle Domestic Drilling Operations, LLC and its parent, Blast Energy Services, Inc. filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The Company’s suit against Eagle in Tarrant County was ultimately transferred to the Bankruptcy Court in Houston and was consolidated with the Eagle/Blast bankruptcy. On September 17, 2007, Eagle Drilling, LLC, and Rod and Richard Thornton, sued the Company and P. Jeff Cook, the Company’s Executive Vice President-Operations, in the District Court of Cleveland County, Oklahoma for approximately $29 million in damages and an unspecified amount of punitive damages resulting from the Company’s decision to repudiate the rig contracts mentioned above. Based upon information currently available, the Company believes that the final resolution of this matter will not have a material effect on the Company’s financial condition, results of operations, or cash flows.
KGS has entered into agreements with third parties providing for the construction of natural gas processing facilities and natural gas compression equipment for the facilities. Progress payments are due to the third parties upon completion of established construction, manufacturing and delivery milestones. During the three months ended March 31, 2008, $19.0 million was paid to the third parties. KGS estimates additional payments of $81.0 million will be made upon completion of specified construction, manufacturing and delivery milestones.
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
9. STOCK-BASED COMPENSATION
For a more complete description of the Company’s equity plans, see Note 19, Stockholders’ Equity, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
Quicksilver Stock Options
At January 1, 2008, the Company had total compensation cost of $0.1 million related to unvested stock options with a weighted average remaining vesting period of 2.2 years. In the first quarter of 2008, the Company granted 373,382 options to purchase shares of common stock at an exercise price of $30.95. These option grants had an estimated fair value of $5.1 million on the date of grant. The Company recorded expense of $0.5 million and $0.1 million for stock options in the first three months of 2008 and 2007, respectively. At March 31, 2008, the Company had $4.3 million of expense remaining in unrecognized compensation cost for the unvested portion of stock options.
The fair value of stock options issued in the first quarter of 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock
Options
Issued
Wtd avg grant date fair value	$13.67
Wtd avg grant date	Jan 2, 2008
Wtd avg risk-free interest rate	3.41%
Expected life (in years)	6.0
Wtd avg volatility	40.2%
Expected dividends	—
The following table summarizes the Company’s stock option activity during the first three months of 2008:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2007	1,021,912	$6.38
Granted	373,382	30.95
Exercised	186,988	4.60
Cancelled	28,220	26.78

Outstanding at March 31, 2008	1,180,086	$13.97	4.4	$26,626

Exercisable at March 31, 2008	630,378	$7.19	2.2	$18,497

Vested or expected to vest at March 31, 2008	1,164,147	$14.08

Cash received from the exercise of stock options totaled $0.9 million and $3.0 million for the first quarter of 2008 and 2007, respectively. The intrinsic value of the options exercised in the first three months of 2008 was $4.9 million.
Quicksilver Restricted Stock and Restricted Stock Units
At January 1, 2008, the Company had total unvested compensation cost of $15.2 million related to unvested restricted stock and stock unit awards. The 2008 first quarter grants of restricted stock and stock units had an estimated fair value of $16.9 million at the time of grant which will be recognized as expense over the vesting period. During the first three months of 2008 and 2007, the Company recognized $3.2 million and $2.8 million, respectively, of expense for vesting of restricted stock and stock units. Total unvested compensation cost was $27.6 million at March 31, 2008 which will be recognized over a weighted average remaining vesting period of 1.2 years.

The following table summarizes the Company’s restricted stock and stock unit activity during the first three months of 2008:

		Wtd Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	1,340,122	$18.76
Granted	538,305	31.39
Vested	347,230	30.17
Cancelled	81,965	22.12

Outstanding at March 31, 2008	1,449,232	$23.24

The total fair value of shares and units vested during the three months ended March 31, 2008 was $3.5 million.
KGS Restricted Phantom Units
The following table summarizes information regarding KGS phantom unit activity:

	Payable in cash		Payable in units
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value
Outstanding at December 31, 2007	84,961	$21.36	9,833	$21.36
Vested	—	—	(6,089)	21.36
Issued	2,751	23.63	137,148	25.25
Cancelled	(3,000)	21.36	—	—

Outstanding at March 31, 2008	84,712	$21.43	140,892	$25.15

KGS recognized compensation expense of approximately $0.4 million during the three months ended March 31, 2008, including $0.2 million for remeasuring awards to be settled in cash to their revised fair value. Unearned compensation related to KGS restricted phantom units of approximately $4.2 million at March 31, 2008 will be recognized in expense over the next 2.9 years. Phantom units that vested during the three months ended March 31, 2008 had a fair value of $0.2 million on their vesting date.
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
As part of the divestiture of properties and assets to BreitBurn Operating, L.P., Quicksilver sold its interests in Mercury Michigan, Inc., Terra Energy Ltd., GTG Pipeline Corporation, Terra Pipeline Company and Beaver Creek Pipeline, LLC, each of which had been a guarantor of Quicksilver’s Senior Subordinated Notes. The results of operations and cash flows of these subsidiaries for the 2007 period are included as non-guarantor subsidiaries in the condensed consolidating financial statements to conform to the current presentation.

Condensed Consolidating Balance Sheets

	March 31, 2008
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets	$311,609	$—	$270,544	$(345,146)	$237,007
Property and equipment	1,481,585	10,953	938,226	—	2,430,764
Investment in subsidiaries (equity method)	790,711	168,747	—	(542,727)	416,731
Other assets	75,301	110,743	2,329	(162,934)	25,439

Total assets	$2,659,206	$290,443	$1,211,099	$(1,050,807)	$3,109,941

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$503,880	$113,585	$138,451	$(345,146)	$410,770
Long-term liabilities	1,129,052	—	598,051	(162,934)	1,564,169
Deferred gain	—	—	79,316	—	79,316
Minority interest	—	—	29,412	—	29,412
Stockholders’ equity	1,026,274	176,858	365,869	(542,727)	1,026,274

Total liabilities and stockholders’ equity	$2,659,206	$290,443	$1,211,099	$(1,050,807)	$3,109,941

	December 31, 2007
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets	$213,288	$596	$243,086	$(266,569)	$190,401
Property and equipment	1,294,573	1,858	845,915	—	2,142,346
Investment in subsidiaries (equity method)	819,119	160,825	—	(559,773)	420,171
Other assets	72,426	82,251	2,171	(133,920)	22,928

Total assets	$2,399,406	$245,530	$1,091,172	$(960,262)	$2,775,846

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$470,690	$77,529	$76,925	$(266,569)	$358,575
Long-term liabilities	860,361	—	512,821	(133,920)	1,239,262
Deferred gain	—	—	79,316		79,316
Minority interest	—	—	30,338		30,338
Stockholders’ equity	1,068,355	168,001	391,772	(559,773)	1,068,355

Total liabilities and stockholders’ equity	$2,399,406	$245,530	$1,091,172	$(960,262)	$2,775,846

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2008
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenues	$116,887	$—	$53,261	$(12,645)	$157,503
Operating expenses	66,957	499	32,083	(12,645)	86,894
Income from equity affiliates	—	—	—		—

Operating income	49,930	(499)	21,178	—	70,609
Equity in net earnings of subsidiaries	11,895	2,376	—	(14,271)	—
Income from earnings of BreitBurn Energy Partners	6,219	—	—		6,219
Interest expense and other	(5,446)	1,433	(6,727)		(10,740)
Income tax provision	(20,422)	(327)	(3,163)		(23,912)

Net income	$42,176	$2,983	$11,288	$(14,271)	$42,176

	For the Three Months Ended March 31, 2007
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenues	$70,868	$—	$50,190	$(4,478)	$116,580
Operating expenses	46,461	459	25,693	(4,478)	68,135
Income from equity affiliates	6		109		115

Operating income	24,413	(459)	24,606	—	48,560
Equity in net earnings of subsidiaries	14,736	1,281	—	(16,017)	—
Interest expense and other	(11,120)	(63)	(3,231)		(14,414)
Income tax provision	(5,178)	183	(6,300)		(11,295)

Net income	$22,851	$942	$15,075	$(16,017)	$22,851

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended March 31, 2008
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Cash flow provided by operations	$(45,590)	$9,093	$79,781		$43,284
Cash flow used for investing activities	(231,747)	23,270	(132,502)	(37,667)	(378,646)
Cash flow provided by financing activities	252,122	(32,363)	52,160	37,667	309,586
Effect of exchange rates on cash	(58)	—	(416)		(474)

Net increase (decrease) in cash and equivalents	(25,273)	—	(977)	—	(26,250)
Cash and equivalents at beginning of period	27,010	—	1,216	—	28,226

Cash and equivalents at end of period	$1,737	$—	$239	$—	$1,976

	For the Three Months Ended March 31, 2007
					Quicksilver
	Quicksilver	Guarantor	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Cash flow provided by operations	$42,754	$(231)	$30,483		$73,006
Cash flow used for investing activities	(166,157)	(24,282)	(67,639)	48,354	(209,724)
Cash flow provided by financing activities	123,755	24,513	37,010	(48,354)	136,924
Effect of exchange rates on cash	—	—	231		231

Net increase (decrease) in cash and equivalents	352	—	85		437
Cash and equivalents at beginning of period	83	—	5,198		5,281

Cash and equivalents at end of period	$435	$—	$5,283	$—	$5,718

11. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Interest	$18,295	$6,443
Income taxes	47,196	734
Other non-cash transactions are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Noncash changes in working capital related to acquisition of property, plant and equipment — net	$14,536	$(27,597)
12. RELATED-PARTY TRANSACTIONS
As of March 31, 2008, members of the Darden family, Mercury Exploration Company (“Mercury”) and Quicksilver Energy L.P., entities that are owned by members of the Darden family, beneficially owned approximately 34% of the Company’s outstanding common stock. Thomas F. Darden, Glenn Darden and Anne Darden Self are officers and directors of the Company.
Quicksilver and its associated entities paid $0.6 million and $0.5 million in the first three months of 2008 and 2007, respectively, for rent on buildings owned by Pennsylvania Avenue LP (“PALP”), a Mercury affiliate, and WFMG, L.P., a PALP affiliate. Rental rates have been determined based on comparable rates charged by third parties.
Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services during the first three months of 2008 and 2007 totaled $0.1 million.
The Company paid $0.2 million during both the first three months of 2008 and 2007 for use of an airplane owned by Sevens Aviation, LLC, a company owned indirectly by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.
13. SEGMENT INFORMATION
The Company operates in two geographic segments, the United States and Canada, where the Company is engaged in the exploration and production segment of the oil and gas industry. Additionally, the Company operates in the midstream segment, where it provides natural gas processing and gathering services, predominantly through KGS. The Company evaluates performance based on operating income and property and equipment costs incurred.

	Exploration & Production		Processing &			Quicksilver
	United States	Canada	Gathering	Corporate	Elimination	Consolidated
			(In thousands)
For the Three Months Ended March 31,
2008
Revenues	$116,731	$38,512	$15,185	$—	$(12,925)	$157,503
Depletion, depreciation and accretion	20,089	11,431	3,275	264		35,059
Operating income	62,951	16,716	4,805	(13,863)		70,609
Property and equipment costs incurred	212,006	76,443	54,430	361		343,240

2007
Revenues	$79,220	$36,151	$5,372	$—	$(4,163)	$116,580
Depletion, depreciation and accretion	14,308	8,752	1,308	226		24,594
Operating income	38,230	18,978	1,276	(9,924)		48,560
Property and equipment costs incurred	135,415	19,559	26,999	605		182,578

Property, Plant and Equipment
March 31, 2008	$1,477,659	$615,916	$332,772	$4,417		$2,430,764
December 31, 2007	1,290,728	571,496	275,807	4,315		2,142,346

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Summary Financial Data
Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007
Revenues
Oil, Gas and Related Product Sales
Production revenues, average daily volumes and average realized sales prices with respect to natural gas, oil and related products for the three months ended March 31, 2008 and 2007 are as follows:
Production Revenues:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2008	2007	2008	2007	2008	2007	2008	2007
				(In millions)
Texas	$58.6	$20.2	$48.4	$9.0	$6.5	$1.3	$113.5	$30.5
Northeast Operations	—	29.4	—	0.9	—	4.3	—	34.6
Other U.S.	0.3	0.3	0.3	0.2	3.8	2.0	4.4	2.5
Hedging	2.5	11.7	(3.6)	—	(1.5)	—	(2.6)	11.7

Total U.S.	61.4	61.6	45.1	10.1	8.8	7.6	115.3	79.3
Canada	43.5	31.6	—	—	—	—	43.5	31.6
Hedging	(0.4)	2.4	—	—	—	—	(0.4)	2.4

Total Canada	43.1	34.0	—	—	—	—	43.1	34.0

Total Company	$104.5	$95.6	$45.1	$10.1	$8.8	$7.6	$158.4	$113.3

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2008	2007	2008	2007	2008	2007	2008	2007
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	80.4	32.2	9,989	2,900	777	260	145.0	51.2
Northeast Operations	—	68.7	—	388	—	933	—	76.7
Other U.S.	0.5	0.4	41	28	474	472	3.6	3.3

Total U.S.	80.9	101.3	10,030	3,316	1,251	1,665	148.6	131.2
Canada	62.5	56.1	—	—	—	—	62.5	56.1

Total Company	143.4	157.4	10,030	3,316	1,251	1,665	211.1	187.3

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2008	2007	2008	2007	2008	2007	2008	2007
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$8.01	$6.97	$53.28	$34.60	$91.58	$54.62	$8.60	$6.63
Northeast Operations	—	4.75	—	26.93	—	51.58	—	5.03
Other U.S.	4.36	7.12	84.30	39.01	88.65	47.83	13.80	7.83
Hedging — U.S.	0.35	1.31	(4.05)	—	(13.01)	—	(0.19)	1.01
Total U.S.	$8.34	$6.75	$49.36	$33.81	$77.46	$50.99	$8.53	$6.72

Canada	$7.64	$6.25	$—	$—	$—	$—	$7.64	$6.25
Hedging — Canada	(0.07)	0.48	—	—	—	—	(0.07)	0.48
Canada	$7.57	$6.73	$—	$—	$—	$—	$7.57	$6.73

Total Company	$8.00	$6.75	$49.36	$33.81	$77.46	$50.99	$8.24	$6.72
The following table summarizes the changes in the production revenues during the quarter ended March 31, 2008 compared with the comparable 2007 period:

	Natural
	Gas	NGL	Oil	Total
		(In thousands)
Revenue for the quarter ended March 31, 2007	$95,562	$10,091	$7,639	$113,292
Volume changes	(8,883)	30,321	(2,790)	18,648
Price changes	17,808	4,641	3,967	26,416

Revenue for the quarter ended March 31, 2008	$104,487	$45,053	$8,816	$158,356

Natural gas sales of $104.5 million for the first quarter of 2008 were $8.9 million or 9% higher than the first quarter of 2007. Natural gas sales increased as a result of a $1.25 per Mcf or 19% increase in realized natural gas prices for the first quarter of 2008 as compared to the 2007 period. Natural gas sales volumes decreased 1.1 Bcf or 8%. The decreased volumes are principally attributable to the absence of 6.2 Bcf of natural gas sales from the Northeast Operations which were divested in November 2007. Partially offsetting that decrease was additional production in the Fort Worth Basin of 4.4 Bcf and 0.6 Bcf in our CBM projects in Canada. Both increases were the result of new wells placed into production subsequent to the first quarter of 2007 partially offset by decreases due to natural production declines.
Our first quarter 2008 NGL sales of $45.1 million increased $35.0 million or over 340% as compared to the first quarter of 2007. The NGL sales increase was almost entirely due to higher production volumes for the first quarter of 2008, principally in the Fort Worth Basin. The production volume increase was due to new wells placed into production subsequent to the first quarter of 2007 and improved NGL recovery from our newest processing facility in the Fort Worth Basin that began operations in March 2007. More favorable realized pricing during the 2008 quarter also impacted NGL sales. Partially offsetting the Fort Worth Basin and pricing increases was the absence of production from the Northeast Operations.
Oil sales were $8.8 million for the quarter ended March 31, 2008 which was an increase of 15% or $1.2 million from the comparable 2007 period. The increase is attributable to higher realized prices partially offset by a net decrease in production. The absence of production from the Northeast Operations was only partially offset by a 47.2 MBbl increase in Fort Worth Basin oil production.
Other Revenue
Other revenue in the quarter ended March 31, 2008 decreased $4.1 million from the comparable 2007 period. The derivatives hedging our Canadian production were partially ineffective which resulted in a charge of $5.1 million for the change in fair value of the ineffective portion during the quarter ended March 31, 2008. Additional third-party processing and transportation revenue of $1.1 million for KGS partially offset that loss.

Operating Expenses
Oil and Gas Production Cost

	Three Months Ended March 31,
	2008		2007
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Texas
Cash expense	$21,836	$1.66	$7,212	$1.56
Equity compensation	314	0.02	117	0.03

	$22,150	$1.68	$7,329	$1.59

Northeast Operations
Cash expense	$—	$—	$12,624	$1.83
Equity compensation	—	—	302	0.04

	$—	$—	$12,926	$1.87

Other U.S.
Cash expense	$888	$2.41	$744	$2.94
Equity compensation	48	0.15	37	0.12

	$936	$2.56	$781	$3.06

Total U.S.
Cash expense	$22,724	$1.68	$20,580	$1.74
Equity compensation	362	0.03	456	0.04

	$23,086	$1.71	$21,036	$1.78

Canada
Cash expense	$8,763	$1.54	$7,047	$1.39
Equity compensation	681	0.12	486	0.10

	$9,444	$1.66	$7,533	$1.49

Total Company
Cash expense	$31,487	$1.64	$27,627	$1.64
Equity compensation	1,043	0.05	942	0.06

	$32,530	$1.69	$28,569	$1.70

Oil and gas production cost was $32.5 million for the first quarter of 2008, an increase of $4.0 million or 14% from the comparable 2007 period. The $4.0 million increase from the prior year quarter was the result of increases of over $2.0 million and $1.9 million for U.S. and Canadian production costs, respectively. In general, these increases are attributable to the aggregate 14% increase in production, inclusive of the 13% increase in Canadian production and absence of production as a result of the divestiture of the Northeast Operations.
Oil and gas production cost for the United States was $23.1 million for the first quarter of 2008, an increase of 10% compared with the comparable 2007 period. The growth of our operations in the Fort Worth Basin increased operating expense approximately $14.8 million for the first quarter of 2008 compared to the 2007 period. The increases were comprised primarily of increased direct salary and benefits, repair and maintenance costs, compression costs, processing costs and higher production overhead costs. Partially offsetting this increase was a $12.9 million decrease in production expense that resulted from the divestiture of the Northeast Operations in November 2007.
Texas lease operating expenses per Mcfe for the first quarter of 2008 increased 6% as compared to the 2007 quarter primarily because of prevailing Fort Worth Basin cost increases instituted by certain vendors and increased repair and maintenance costs and compression costs as well as the current scale of operations associated with KGS’ gas facilities operations.
Canadian oil and gas production cost was $9.4 million for the first quarter of 2008, an increase of 25% compared to the first quarter of 2007. Currency effects increased expense approximately $1.2 million as the Canadian dollar strengthened in relation to the U.S. dollar between the two periods.. Canadian expense was also impacted by increased gas processing and transportation costs, utility costs and higher production overhead attributable to higher salary and rent costs for the first quarter of 2008 as compared to the 2007 first quarter period.

Production and Ad Valorem Taxes

	Three Months Ended March 31,
	2008		2007
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Production and ad valorem taxes
U.S.	$1,738	$0.13	$3,602	$0.31
Canada	921	0.16	888	0.16

Total production and ad valorem taxes	$2,659	$0.14	$4,490	$0.27

Production and ad valorem tax expense for the first quarter of 2008 was $2.7 million, a decrease of 41% compared to the first quarter of 2007. First quarter 2008 production taxes decreased $1.4 million due to the absence of production for the Northeast Operations partially offset by production increases for Texas, where many of our properties are exempt from or carry a lower rate of production tax based on their drilling cost. Ad valorem taxes decreased $0.5 million also as the result of the absence of the Northeast Operations partially offset by additional property values that have resulted from our drilling program in the Fort Worth Basin and additions to our extensive gathering network.
Other Operating Costs
Other operating costs, which principally relate to the cost of processing and gathering third-party natural gas in Texas, were $1.2 million for the first quarter of 2008. The $0.4 million increase from the prior year quarter relates to the increased cost associated with the expansion of the operating capabilities of our KGS subsidiary with respect to gathering and processing services in the Fort Worth Basin.
Depletion, Depreciation and Accretion

	Three Months Ended March 31,
	2008		2007
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Depletion
U.S.	$19,062	$1.41	$12,638	$1.07
Canada	10,505	1.85	7,722	1.53

Total depletion	29,567	1.54	20,360	1.21
Depreciation of other fixed assets:
U.S.	$4,422	$0.33	$2,994	$0.25
Canada	718	0.13	879	0.17

Total depreciation	5,140	0.27	3,873	0.23
Accretion	352	0.02	361	0.02

Total depletion, depreciation and accretion	$35,059	$1.82	$24,594	$1.46

Depletion for the first quarter of 2008 was $29.6 million, which was $9.2 million or 45% higher than depletion for the first quarter of 2007. Higher depletion resulted from a 27% increase in the depletion rate and a 14% increase in sales volumes. Our higher depletion rate for the first quarter of 2008 resulted from significant increases in estimated future capital expenditures and the costs of proved reserves added from our Canadian and Fort Worth Basin properties. The $1.3 million increase in depreciation for the first quarter of 2008 as compared to the 2007 first quarter was primarily associated with additions of Fort Worth Basin field compression, gas processing facilities and gathering system assets.

General and Administrative Expense

	Three Months Ended March 31,
	2008		2007
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
General and administrative expense
Cash expense	$12,296	$0.64	$7,740	$0.46
Equity compensation	3,119	0.16	1,958	0.12

Total general and administrative expense	$15,415	$0.80	$9,698	$0.58

General and administrative expense for the three months ended March 31, 2008 was $15.4 million, an increase of $5.7 million or 59% compared to the quarter ended March 31, 2007. This correlates to $0.80 per Mcfe for the first quarter of 2008 compared with $0.58 per Mcfe for the comparable 2007 period. The most significant increase in general and administrative expense for the first quarter of 2008 was a $3.5 million increase in employee compensation and benefits, including approximately $1.2 million of non-cash expense for vesting of stock-based compensation and approximately $1.0 million in performance-based compensation to be paid in or after the fourth quarter of 2008. The remaining $1.3 million increase in employee compensation is related to increased headcount which was necessary to bring our infrastructure to a level needed to accommodate the anticipated growth in our production. Fees for legal, accounting and other professional services increased general and administrative expense by approximately $1.8 million for the 2008 first quarter as compared to the 2007 first quarter. Higher fees for the first quarter of 2008 were the result of KGS’ ongoing costs associated with activities and requirements for a publicly-traded partnership and activity associated with our divestiture of the Northeast Operations.
Interest Expense
Interest expense for the first quarter of 2008 was $11.8 million, net of capitalized interest of $1.7 million, which was a decrease of $3.1 million or 21% compared to the first quarter of 2007. Interest expense for the first quarter of 2008 was lower than the 2007 first quarter, in part, because of an additional $1.1 million of capitalized interest and a decrease in the average interest rate on our debt balances outstanding. These items decreased interest expense approximately $2.8 million for the quarter ended March 31, 2008. Interest expense also decreased as a result of our lower average outstanding debt balance for the first quarter of 2008 compared to the 2007 as the cash proceeds received in November 2007 from the BrietBurn Transaction allowed us to maintain a lower average debt balance outstanding.
Income Tax Expense

	Three Months Ended
	March 31,
	2008	2007
Income tax (in thousands)	$23,912	$11,295
Effective tax rate	35.9%	33.0%
Our provision for income taxes for the first quarter of 2008 increased $12.6 million from the prior year period to $23.9 million. Pretax income for the first quarter of 2008 increased $32.4 million and resulted in an $11.3 million increase in federal income tax expense. The remaining income tax increase of $1.3 million consisted of an increase in Texas margin deferred income taxes and the loss of deductions because of the limitations imposed on a portion of officers’ compensation expense. These increases were partially offset by a decrease in the Canadian statutory tax rate to 25% from 29% in 2007.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$43,284	$73,006
Net cash used for investing activities	(378,646)	(209,724)
Net cash provided by financing activities	309,586	136,924
Effect of exchange rate changes in cash	(474)	231
Net cash provided by operations was $43.3 million for the three months ended March 31, 2008, a decrease of $29.7 million compared to the same period in 2007. Net income of $42.2 million for the first three months of 2008 was $19.3 million higher than net income for the first three months of 2007 and non-cash expenses, including depletion, depreciation and amortization, deferred taxes, stock-based compensation, derivative activities and deferred financing costs were $29.1 million higher for the three months ended March 31, 2008. Changes to working capital for the first quarter of 2008 included a $47.0 million payment for 2007 U.S. federal income taxes, whereas no comparable amount was paid in 2007 for the 2006 tax year.
Our principal sources of cash are revenues generated by our production. Price collars and swaps covered approximately 72% of our total production for the three months ended March 31, 2008. At March 31, 2008, we had price collars or fixed price swaps hedging our anticipated natural gas, oil and NGL production of approximately 147 MMcfd, 1,000 Bbld and 3,000 Bbld, respectively, for the remainder of 2008. We have hedged approximately 150 MMcfd of our anticipated 2009 natural gas sales using price collars and fixed-price swaps.
During the first three months of 2007, the Northeast Operations generated cash of approximately $19.3 million. A 2008 first quarter distribution of $9.7 million on our BBEP common units, including approximately $6.2 million included in operating cash flows, partially offset the decrease in generated cash due to the divestiture of our Northeast Operations.
During the first quarter of 2008, we paid $331.9 million for property and equipment, an increase of more than $120 million compared to the first quarter of 2007. Property and equipment acquired (payments for property and equipment plus noncash changes in working capital associated with property and equipment) for the 2008 period totaled $343.2 million, which consisted primarily of $286.4 million expended for exploration and development activities, $53.1 million expended for our Fort Worth basin gas processing and gathering operations. Of the $286.4 million incurred for exploration and development, $11.6 million and $54.3 million was spent for non-producing leasehold costs in the United States and Canada, respectively, inclusive of our acquisition of acreage in the Horn River Basin in northeast British Columbia.

Three Months Ended
March 31, 2008
(In thousands)
Exploration and development:
Texas	$202,100
Other U.S.	4,209

Total U.S.	206,309
Canada	75,946

Total exploration and development	282,255
Midstream:
Texas	58,394
Canada	173

Total midstream	58,567
Corporate and field office	2,418

Total plant and equipment costs incurred	$343,240

Net cash provided by financing activities for the three months ended March 31, 2008 totaled $309.6 million. At March 31, 2008, approximately $162 million was available for borrowing under our senior secured credit facility. As of May 9, 2008, the borrowing base under our senior secured credit facility was increased to $1 billion from $750 million and will be subject to an interim redetermination on or about November 1, 2008. The loan agreements for the senior credit facility prohibit the declaration or payment of dividends by us and contain certain financial covenants, which, among other things, require the maintenance of a minimum current ratio and a minimum earnings (before interest, taxes, depreciation, depletion, amortization, non-cash income and expense and exploration costs) to interest ratio. We were in compliance with covenants at March 31, 2008. KGS’ $150 million senior secured credit facility had $31.5 million of borrowings outstanding at March 31, 2008. KGS was in compliance with the covenants under its senior secured credit facility. Approximately $74 million was available for borrowing under the KGS senior secured credit facility.
As of March 31, 2008 and December 31, 2007, we had the following total capitalization:

	March 31,	December 31,
	2007	2007
	(In thousands)
Long-term and short-term debt:
Senior secured credit facility	$586,176	$310,710
Senior subordinated notes	350,000	350,000
Convertible subordinated debentures	148,135	148,107
KGS credit agreement	31,500	5,000
Other loans	—	34

Total debt	1,115,811	813,851
Stockholders’ equity	1,026,274	1,068,355

Total capitalization	$2,142,085	$1,882,206

Financial Position
The following impacted our balance sheet as of March 31, 2008, as compared to our balance sheet as of December 31, 2007:
•	An increase of over $288.0 million in our net property, plant and equipment assets, which includes approximately $343.2 million in capital costs incurred principally for development, exploitation and exploration of our oil and gas properties as well as additional natural gas processing and gathering system assets.

•	We incurred additional long-term debt of $312.7 million, primarily as a result of our capital expenditure program and partially offset by cash flow from operations. These borrowings have been drawn from our senior secured credit facility and the KGS credit facility.

•	Our current and deferred derivative assets have increased $11.0 million, and our current and deferred derivative liabilities have increased $122.2 million and $4.1 million, respectively. Current derivative assets of $22.1 million represent fixed-price swaps entered into in January 2008 to offset our net earnings exposure for the remaining contract period under the Michigan Sales Contract. Our current derivative liabilities include $78.1 million for the estimated fair value of the Michigan Sales Contract. All other changes in derivative assets and liabilities reflect changes in the estimated fair value of our cash-flow hedge derivatives. The changes are the result of higher pricing of natural gas, crude oil and NGLs compared to our derivative contracts at March 31, 2008 as market prices have generally trended upward. Additionally, our current deferred tax asset increased $35.2 million as a result of the increase in estimated fair value of our natural gas, crude oil and NGL financial derivatives.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1 to our condensed consolidated interim financial statements included in Item 1 of this quarterly report.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this quarterly report. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the three months ended March 31, 2008, include:
•	Oil and Gas Properties;

•	Ceiling Test;

•	Oil and Gas Reserves;

•	Derivative Instruments;

•	Asset Retirement Obligations;

•	Stock-based Compensation;

•	Income Taxes;

•	Income from Earnings of BreitBurn Energy Partners;

•	Revenue.
The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.
Our primary risk exposure is related to fluctuations in natural gas, oil and NGL commodity prices. We have mitigated the risk of adverse price movements through the use of swaps and collars; however, we have also limited future gains from favorable movements.
Commodity Price Risk
We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future natural gas production. As of March 31, 2008, approximately 87 MMcfd and 60 MMcfd of natural gas price collars and swaps, respectively, have been put in place to hedge our remaining 2008 anticipated production. Additionally, we have used fixed-price swaps to hedge 3,000 Bbld of NGL and 1,000 Bbld of oil of our anticipated 2008 production. Anticipated 2009 natural gas production of approximately 110 MMcfd and 40 MMcfd has also been hedged using price collars and swaps, respectively. At March 31, 2008, 66% of our 2008 expected production is hedged with financial derivatives. We believe we will have more predictability of our natural gas, oil and NGL revenues as a result of these financial derivative contracts.
Utilization of our hedging program may result in natural gas, NGL and crude oil realized prices varying from market prices that we receive from the sale of natural gas and crude oil. Our revenue from natural gas, NGL and crude oil production was $3.0 million lower and $14.1 million higher as a result of our hedging programs for the first three months of 2008 and 2007, respectively. Other revenue was $5.5 million lower as a result of hedging ineffectiveness for the three-month period ending March 31, 2008. Hedging activities did not affect other revenue for the three-month period ending March 31, 2007.
The following table summarizes our open derivative positions as of March 31, 2008 related to our future natural gas, NGL and crude oil production.

				Weighted Avg
				Price Per Mcf
Product	Type	Contract Period	Volume	or Bbl	Fair Value
					(In thousands)
Gas	Swap	Apr 2008-Dec 2008	25,000 Mcfd	$8.13	$(14,865)
Gas	Swap	Apr 2008-Dec 2008	7,500 Mcfd	8.13	(4,459)
Gas	Swap	Apr 2008-Dec 2008	5,000 Mcfd	8.14	(2,959)
Gas	Swap	Apr 2008-Dec 2008	2,500 Mcfd	8.15	(1,473)
Gas	Swap	Apr 2008-Dec 2008	10,000 Mcfd	8.21	(5,718)
Gas	Swap	Apr 2008-Dec 2008	10,000 Mcfd	8.22	(5,691)
Gas	Swap	Jan 2009-Dec 2009	10,000 Mcfd	8.45	(9,268)
Gas	Swap	Jan 2009-Dec 2009	20,000 Mcfd	8.46	(4,651)
Gas	Swap	Jan 2009-Dec 2009	20,000 Mcfd	8.46	(4,651)

Gas	Collar	Apr 2008-Dec 2008	20,000 Mcfd	7.50- 9.15	(7,906)
Gas	Collar	Apr 2008-Dec 2008	10,000 Mcfd	9.00-11.70	(584)
Gas	Collar	Jul 2008-Dec 2008	20,000 Mcfd	8.25- 9.75	(4,551)
Gas	Collar	Oct 2008-Dec 2008	10,000 Mcfd	9.00-12.60	(240)
Gas	Collar	May 2008-Mar 2009	20,000 Mcfd	7.50- 9.35	(11,293)
Gas	Collar	May 2008-Mar 2009	20,000 Mcfd	8.00-10.20	(7,386)
Gas	Collar	Jan 2009-Dec 2009	20,000 Mcfd	7.50- 9.34	(8,403)
Gas	Collar	Jan 2009-Dec 2009	20,000 Mcfd	7.75-10.20	(5,549)
Gas	Collar	Jan 2009-Dec 2009	10,000 Mcfd	7.75-10.26	(2,731)
Gas	Collar	Jan 2009-Dec 2009	20,000 Mcfd	8.25- 9.60	(5,717)
Gas	Collar	Jan 2009-Dec 2009	10,000 Mcfd	8.25-10.45	(1,855)
Gas	Collar	Jan 2009-Dec 2009	10,000 Mcfd	8.25-10.45	(1,855)
Gas	Collar	Jan 2009-Dec 2009	10,000 Mcfd	8.25-10.45	(1,855)

Gas	Basis	Apr-08	10,000 Mcfd		30
Gas	Basis	Apr-08	10,000 Mcfd		30
Gas	Basis	Apr-08	30,000 Mcfd		90
Gas	Basis	Apr-08	30,000 Mcfd		90
Gas	Basis	Apr 2008-Dec 2008	10,000 Mcfd		273
Gas	Basis	Apr 2008-Dec 2008	10,000 Mcfd		273

NGL	Swap	Apr 2008-Dec 2008	1,000 Bbld	39.58	(3,581)
NGL	Swap	Apr 2008-Dec 2008	2,000 Bbld	45.94	(4,339)

Oil	Collar	Apr 2008-Dec 2008	500 Bbld	65.00-73.90	(4,030)
Oil	Collar	Apr 2008-Dec 2008	500 Bbld	65.00-77.45	(3,532)

				Total	$(128,356)

At March 31, 2008, we had one year remaining on our obligation to deliver 25 MMcfd of natural gas under the Michigan Sales Contract. In December 2007, we determined we would no longer deliver a portion of our natural gas production to supply the contractual volumes under the Michigan Sales Contract. At that time, we recognized a loss of $63.5 million for the fair value of the Michigan Sales Contract through the end of its term in March 2009. In January 2008, we entered into two fixed-price natural gas swaps covering all volumes for the remaining contract period, which served to effectively offset the net earnings exposure of our remaining obligation under the Michigan Sales Contract. The following table summarizes these open positions as of March 31, 2008.

				Weighted Avg
				Price Per Mcf
Product	Type	Contract Period	Volume	or Bbl	Fair Value
					(In thousands)
Gas	Sale	Apr 2008-Mar 2009	25,000 Mcfd	$2.49	$(78,144)
Gas	Swap	Apr 2008-Mar 2009	10,000 Mcfd	8.20	8,850
Gas	Swap	Apr 2008-Mar 2009	15,000 Mcfd	8.20	13,275

				Total	$(56,019)

Credit Risk
During the three months ended March 31, 2008, the Company had NGL sales of $46.5 million to two parties. These sales represent 29% of our consolidated production revenue during the quarter then ended. In accordance with our established credit policy, we review each counterparty for credit worthiness prior to the extension of credit and regularly monitor our exposure to all counterparties by reviewing credit ratings, financial statements and credit service reports. We maintain credit limits for each of our customers and parental guarantees and collateral are used to manage our exposure to counterparties according to our established policy.

ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material changes in legal proceedings from those described in Part I, Item 3, “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.
ITEM 1A. Risk Factors
There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended March 31, 2008.

			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under the Plan (2)
January 2008	31,956	$57.73	—	—
February 2008	2,852	$30.89	—	—
March 2008	1,447	$32.60	—	—

Total	36,255	$54.62	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy our income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 1999 Stock Option and Retention Stock Plan or 2006 Equity Plan. Shares purchased in January 2008 reflect the share price prior to the two-for-one stock split effected in the form of a stock dividend. The stock dividend was paid on January 31, 2008.

(2)	We do not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits:
EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2008

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