Form 10-K/A
period 2008-12-31
QUICKSILVER RESOURCES INC
filed 2009-06-01
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
2009 Annual Meeting of Stockholders

Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-K of Quicksilver Resources Inc. (“Quicksilver”) for the year ended December 31, 2008, originally filed on March 3, 2009 (“Original Form 10-K”) is being filed to provide audited financial statements and footnotes in accordance with SEC Rule 3-16 of Regulation S-X for the following entities:

•	Quicksilver Resources Canada Inc. (“QRCI”);

•	Cowtown Pipeline Funding, Inc.; and

•	Quicksilver Gas Services Holdings LLC.
In addition, this Amendment No. 2 includes the audited financial statements and related footnotes of BreitBurn Energy Partners L.P. (“BBEP”), which were filed as an exhibit under “Item 15. Exhibits and Financial Statement Schedules” of Amendment No. 1 to the Original Form 10-K. The management of BBEP is solely responsible for the form and content of the BBEP financial statements. Quicksilver has no responsibility for the form or content of the BBEP financial statements since it does not control BBEP and is not involved in the management of BBEP. The consents of Schlumberger Data and Consulting Services, Netherland, Sewell & Associates, Inc., Deloitte and Touche LLP and PricewaterhouseCoopers LLP and new certifications of Quicksilver’s principal chief executive officer and principal financial officer are also filed as exhibits to this Amendment No. 2 under Item 15.
This Amendment No. 2 does not reflect events occurring after March 3, 2009. This Amendment also does not update or modify in any way Quicksilver’s results of operations, financial position, cash flows or other disclosures in the Original Form 10-K.

(i)

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
Financial Statement Schedules
The following Consolidated Financial Statements and related footnotes are filed as part of this report:

i.)	Audited financial statements and related footnotes of Quicksilver Resources Canada Inc. (“QRCI”) for the years ended December 31, 2008, 2007 and 2006. (1)

ii.)	Consolidated audited financial statements and related footnotes of Cowtown Pipeline Funding Inc. for the years ended December 31, 2008, 2007 and 2006. (1)

iii.)	Consolidated audited financial statements and related footnotes of Quicksilver Gas Services Holdings LLC for the years ended December 31, 2008, 2007 and 2006. (1)

iv.)	Consolidated audited financial statements and related footnotes of Quicksilver’s equity method investment in BreitBurn Energy Partners L.P. (“BBEP”). (2)

(1)	The audited financial statements of QRCI, Cowtown Pipeline Funding, Inc. and Quicksilver Gas Services Holdings LLC are being filed in accordance with SEC Rule 3-16 of Regulation S-X.

(2)	The audited financial statements and related footnotes of Quicksilver’s equity method investment in BreitBurn Energy Partners L.P. are being filed in accordance with SEC Rule 3-09 of Regulation S-X.

(ii)

QUICKSILVER RESOURCES CANADA INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ending December 31, 2008, 2007 and 2006

INDEPENDENT AUDITORS’ REPORT
To the Board of Directors and Stockholder of
Quicksilver Resources Canada Inc.
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of Quicksilver Resources Canada Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quicksilver Resources Canada Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared from the separate records maintained by Quicksilver Resources Inc. and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, Quicksilver Resources Inc. as a whole.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 29, 2009

QUICKSILVER RESOURCES CANADA INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
In thousands

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$866	$89
Accounts receivable — net of allowance for doubtful accounts	29,169	38,648
Advances to Quicksilver	30	118
Derivative assets at fair value	59,245	419
Other current assets	13,063	18,739

Total current assets	102,373	58,013
Investment in equity affiliate at cost	68,604	—
Property, plant and equipment
Oil and gas properties, full cost method (including unevaluated costs of $9,832 and $21,170, respectively)	437,563	533,401
Other property and equipment	42,585	38,566

Property, plant and equipment — net	480,148	571,967
Other assets	910	1,205

	$652,035	$631,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$19,587	$9,396
Accrued liabilities	7,612	21,679
Derivative liabilities at fair value	1,865	—
Deferred income taxes	15,843	62

Total current liabilities	44,907	31,137

Long-term debt	252,868	310,710
Asset retirement obligations	17,608	14,278
Deferred income taxes	56,948	46,572
Stockholder’s equity
Common stock	1,817	1,817
Paid in capital in excess of par value	28,118	28,118
Accumulated other comprehensive income	33,809	43,870
Retained earnings	215,960	154,683

Total stockholder’s equity	279,704	228,488

	$652,035	$631,185

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES CANADA INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006
In thousands

	2008	2007	2006
Revenue
Natural gas, NGL and crude oil	$181,994	$154,372	$117,831
Other	4,840	6,174	721

Total revenue	186,834	160,546	118,552

Operating expenses
Oil and gas production expense	38,153	35,931	26,237
Depletion, depreciation and accretion	44,821	39,287	29,012
General and administrative	3,673	2,499	1,790

Total expenses	86,647	77,717	57,039

Operating income	100,187	82,829	61,513
Other income (expense) — net	(2,994)	(427)	108
Interest expense	(13,978)	(14,773)	(12,593)

Income before income taxes	83,215	67,629	49,028
Income tax expense	(21,938)	(11,129)	(8,777)

Net income	$61,277	$56,500	$40,251

Other comprehensive income
Reclassification adjustments related to settlements of derivative contracts — net of income tax	160	(18,043)	(6,030)
Net change in derivative fair value — net of income tax	38,478	5,012	33,747
Foreign currency translation adjustment	(48,699)	29,018	(1,236)

Comprehensive income	$51,216	$72,487	$66,732

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES CANADA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
In thousands

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income	Earnings	Total
Balances at December 31, 2005	$1,817	$28,118	$1,402	$57,932	$89,269
Net income	—	—	—	40,251	40,251
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $3,636	—	—	(6,030)	—	(6,030)
Net change in derivative fair value, net of income tax benefit of $17,884	—	—	33,747	—	33,747
Foreign currency translation adjustment	—	—	(1,236)	—	(1,236)

Balances at December 31, 2006	$1,817	$28,118	$27,883	$98,183	$156,001
Net income	—	—	—	56,500	56,500
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $7,550	—	—	(18,043)	—	(18,043)
Net change in derivative fair value, net of income tax benefit of $2,229	—	—	5,012	—	5,012
Foreign currency translation adjustment	—	—	29,018	—	29,018

Balances at December 31, 2007	$1,817	$28,118	$43,870	$154,683	$228,488
Net income	—	—	—	61,277	61,277
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax benefit of $65	—	—	160	—	160
Net change in derivative fair value, net of income tax of $15,715	—	—	38,478	—	38,478
Foreign currency translation adjustment	—	—	(48,699)	—	(48,699)

Balances at December 31, 2008	$1,817	$28,118	$33,809	$215,960	$279,704

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES CANADA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
In thousands

	2008	2007	2006
Operating activities:
Net income	$61,277	$56,500	$40,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion	44,821	39,287	29,012
Deferred income tax expense	21,938	11,129	8,777
Non-cash loss from hedging and derivative activities	(2,544)	(193)	—
Loss from the sale of equipment	—	—	936
Non-cash interest expense	295	297	316
Changes in assets and liabilities
Accounts receivable	9,479	9,763	2,503
Advances to/from Quicksilver	88	(446)	(8,326)
Other assets	2,324	(3,318)	487
Accounts payable	1,977	(78)	(2,928)
Accrued liabilities	(2,650)	(447)	3,567

Net cash provided by operating activities	137,005	112,494	74,595

Investing activities:
Purchases of property, plant and equipment	(136,057)	(147,195)	(131,470)
Proceeds from sales of property, plant and equipment	618	—	3,778

Net cash used for investing activities	(135,439)	(147,195)	(127,692)

Financing activities:
Issuance of debt	208,161	218,321	56,182
Repayment of debt	(209,734)	(190,691)	(9,908)
Debt issuance costs	—	(664)	—

Net cash (used for) provided by financing activities	(1,573)	26,966	46,274

Effect of exchange rate changes in cash	784	5,423	(514)

Net increase (decrease) in cash	777	(2,312)	(7,337)

Cash and cash equivalents at beginning of period	89	2,401	9,738

Cash and cash equivalents at end of period	$866	$89	$2,401

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES CANADA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Basis of Presentation
     Quicksilver Resources Canada Inc. (“QRCI “or the “Company”) was previously called MGV Energy Inc., which was formed upon the amalgamation of MGV Energy Inc., Gatens Holdings Inc. and Voneiff Holdings Inc. on August 19, 1999 under the Alberta Business Corporations Act. The name was changed to Quicksilver Resources Canada Inc. on April 10, 2006. QRCI is a wholly-owned subsidiary of Quicksilver Resources Inc. (“Quicksilver” or the “parent company”). QRCI is engaged in the exploration, development and production of petroleum and natural gas reserves.
Basis of Presentation
     A wholly-owned subsidiary of QRCI was dissolved December 15, 2006. The subsidiary did not hold any assets at the time of dissolution. Prior to this date, the financial statements of QRCI were consolidated and included the accounts of the Company and its subsidiary. We eliminate all inter-company balances and transactions in preparing consolidated financial statements. QRCI accounts for its ownership in unincorporated partnerships and companies under the cost method as it has significant influence over those entities, but because of terms of the ownership agreements, it does not meet the criteria for control which would trigger consolidation of the entities. QRCI also consolidates its share of oil and gas joint ventures.
     The QRCI financial statements presented herein have been translated from Canadian dollars to U.S. dollars as QRCI uses the Canadian dollar as its functional currency. Unless otherwise noted, all financial information presented herein is reported in U.S. dollars.
Use of Estimates
     The preparation of financial statements in conformity with GAAP in the U.S. requires QRCI’s management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses, including stock compensation expense, during each reporting period. QRCI’s management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from QRCI’s estimates. Significant estimates underlying these financial statements include the estimated quantities of proved natural gas, NGL and crude oil reserves used to compute depletion expense and future net cash flows from reserve production, estimates of current revenue based upon expectations for actual deliveries and prices received, the estimated fair value of financial derivative instruments and the estimated fair value of asset retirement obligations.
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
Hedging and Derivatives
     Quicksilver enters into financial derivative instruments on behalf of QRCI to mitigate risk associated with the prices received from its natural gas, NGL and crude oil production. All derivatives are recognized as either an asset or liability on the balance sheet measured at their fair value determined by reference to published future market prices and interest rates. For derivatives instruments that qualify as cash flow hedges, the effective portions of gains and losses are deferred in other comprehensive income and recognized in revenue or interest expense in the period in which the hedged transaction is recognized. Gains or losses on derivative instruments terminated prior to their original expiration date are deferred and recognized as earnings during the period in which the hedged transaction is recognized. If the hedged transaction becomes probable of not occurring, the deferred gain or loss would be immediately recorded to earnings. Changes in value of ineffective portions of hedges, if any, are recognized currently as a component of other revenue.
Parts and Supplies
     Parts and supplies consist of well equipment, spare parts and supplies carried on a first-in, first-out basis at the lower of cost or market.
Investments in Equity Affiliates
     QRCI accounts for its preferred interests in 1373159 Alberta Ltd. using the cost method. QRCI carries the investment at historical cost and reviews the investment for impairment whenever circumstances or events indicate that the investment’s carrying value will not be recoverable.
Property, Plant, and Equipment
     QRCI follows the full cost method in accounting for its oil and gas properties. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities, but does not include any costs related to production, general corporate overhead or similar activities. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves. Excluded from amounts subject to depletion are costs associated with unevaluated properties.
     Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability and asset retirement obligations or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions, financial derivatives that hedge QRCI’s oil and gas revenue and asset retirement obligations, (ii) the cost of properties not being amortized, (iii) the lower of cost or market value of unproved properties included in the cost being amortized less (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required.
     All other properties and equipment are stated at original cost and depreciated using the straight-line method based on estimated useful lives ranging from five to forty years.
Revenue Recognition
     Revenue is recognized when title to the products transfer to the purchaser. QRCI uses the “sales method” to account for its production revenue, whereby QRCI recognizes revenue on all natural gas, NGL or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2008 and 2007, QRCI’s aggregate production imbalances were not material.
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
Stock-based Compensation
     The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair value. At the discretion of Quicksilver’s board of directors, QRCI may issue awards payable in cash. For all awards, QRCI recognizes the expense associated with the awards over the vesting period. The liability for fair value of cash awards is reassessed at every balance sheet date, such that the vested portion of the liability is adjusted to reflect revised fair value through compensation expense.

Disclosure of Fair Value of Financial Instruments
     QRCI’s financial instruments include cash, time deposits, accounts receivable, notes payable, accounts payable, long-term debt and financial derivatives. The fair value of long-term debt is estimated at the present value of future cash flows discounted at rates consistent with comparable maturities for credit risk. The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities are recorded at cost which approximates fair value. SFAS No. 157, Fair Value Measurements, was adopted on January 1, 2008 and applied to fair value measurements of the Company’s financial instruments, including its financial derivative instruments. Additional information regarding the Company’s implementation of the accounting standard is found under “Recently Issued Accounting Standards” in this Note.
Foreign Currency Translation
     The Company uses the Canadian dollar as its functional currency. All balance sheet accounts of QRCI are translated into U.S. dollars at the period-end rate of exchange and statement of income items are translated at the weighted average exchange rates for the period. The resulting translation adjustments are made directly to a component of accumulated other comprehensive income within stockholder’s equity. Gains and losses from foreign currency transactions are included in the statement of income.
Recently Issued Accounting Standards
•	Pronouncements Implemented During 2008
     Adoption of SFAS No. 157 — SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities. The delay allows companies additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. FSP FAS 157-3 was issued by the FASB on October 10, 2008 to clarify application of SFAS No. 157 when determining the fair value of a financial asset when the market for that financial asset is not active. QRCI adopted SFAS No. 157 on January 1, 2008 for new fair value measurements of financial instruments, including its derivative instruments, and recurring fair value measurements of non-financial assets and liabilities. All financial instruments are measured using inputs from three levels of fair value hierarchy. The three levels are as follows:
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
     Adoption of SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, QRCI did not elect the fair value measurement option for any of its financial assets or liabilities.
     Adoption of FSP FIN 39-1 — On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. (“FIN”) 39. The FSP amends GAAP to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. QRCI adopted FSP FIN 39-1 on January 1, 2008 without significant impact.

     Adoption of SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP in the United States. This Statement is generally viewed as a necessary step in the ultimate convergence of global accounting rules. This Statement became effective on November 15, 2008, but had no impact on QRCI’s financial statements or related disclosures.
•	Pronouncements Not Yet Implemented
     SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. SFAS No. 141(R) applies to all transactions and events in which one entity obtains control over one or more other businesses. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized as period expenses as incurred. The Statement will apply to any acquisition entered into after January 1, 2009, but otherwise had no effect on QRCI’s financial statements upon adoption.
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

2. ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accrued production receivables	$13,435	$19,728
Joint interest receivables	15,386	16,150
Other receivables	348	2,770

	$29,169	$38,648

3. DERIVATIVES AND FAIR VALUE MEASUREMENTS
     In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of QRCI’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008.

	Fair Value Measurements as of December 31, 2008
					Balance Sheet
	Level 1	Level 2	Level 3	Other(1)	Total
	(in thousands)
Derivative assets	$—	$61,746	$—	$(2,501)	$59,245

Derivative liabilities	$—	$4,366	$—	$(2,501)	$1,865

(1)	Represents amounts netted under master netting arrangements
     The change in carrying value of QRCI’s derivatives and the contractual fixed-price sale commitments in the Company’s balance sheet since December 31, 2007 principally resulted from the decrease in market prices for natural gas to the prices in our derivative instruments and, to a lesser degree, from settlements made during 2008. The change in fair value of the effective portion of all cash flow hedges was reflected in accumulated other comprehensive income, net of deferred tax effects. QRCI recognized $2.5 million and $0.2 million of net gains in other revenue as the result of derivative hedge ineffectiveness for the years ended 2008 and 2007, respectively. QRCI had no gains or losses resulting from derivative hedge ineffectiveness during 2006.
     The estimated fair values of all derivatives of QRCI as of December 31, 2008 and 2007 are provided below. The associated carrying values of these derivatives are equal to the estimated fair values for each period presented. The assets and liabilities recorded in the balance sheet are netted where derivatives with both gain and loss positions are held by a single third party where rights of offset exists.

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Commodity contracts reported in:
Current derivative assets	$61,746	$1,643	$2,501	$1,224
Current derivative liabilities	—	—	1,865	—

Total derivatives designated as hedging instruments under SFAS 133	$61,746	$1,643	$4,366	$1,224

     All hedge derivative assets and liabilities have been classified as current at December 31, 2008 based on the maturity of the derivative instruments, resulting in $38.8 million of after-tax gains expected to be reclassified from accumulated other comprehensive income in 2009.
     The following table summarizes the open derivative positions that hedged QRCI’s natural gas production as of December 31, 2008:

				Weighted Avg Price Per
Product	Type	Contract Period	Volume	MMBtu (1)	Fair Value
			(MMBtud)		(In thousands)
Gas	Swap	Jan 2009-Dec 2009	10,000	$8.45	$8,536
Gas	Swap	Jan 2009-Dec 2009	20,000	8.46	17,110
Gas	Collar	Jan 2009-Dec 2009	10,000	8.25-10.45	8,290
Gas	Collar	Jan 2009-Dec 2009	10,000	8.25-10.45	8,290
Gas	Collar	Jan 2009-Dec 2009	10,000	11.50-14.48	19,520
Gas	Basis	Jan 2009-Dec 2009	20,000	(2)	(1,865)
Gas	Basis	Jan 2009-Dec 2009	20,000	(2)	(932)
Gas	Basis	Jan 2009-Dec 2009	15,000	(2)	(799)
Gas	Basis	Jan 2009-Dec 2009	15,000	(2)	(770)

				Total	$57,380

(1)	“MMBtu” means million British Thermal Units, a measure of heating value

(2)	Basis swaps for 60,000 MMBtu per day hedge the AECO (a natural gas reference price for gas delivered onto NOVA Gas Transmission Ltd. System in Alberta, Canada) basis adjustment at a weighted average deduction of $0.84 per MMBtu from the New York Mercantile Exchange price for 2009.
4. OTHER CURRENT ASSETS
     Other current assets consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Spare parts and supplies	$11,399	$14,751
Prepaid expenses	1,664	3,988

	$13,063	$18,739

5. INVESTMENT IN EQUITY AFFILIATE
     On February 4, 2008, QRCI sold its rights and interest in certain oil and gas leases, purchased by QRCI in November 2007, to 1373159 Alberta Ltd. (“1373159”) for consideration of 10 million fully paid, non-assessable, non-voting Series 1 Preferred Shares of 1373159 having an aggregate redemption price of approximately Canadian $30 million. In June 2008, QRCI sold its rights and interests in additional oil and gas leases, purchased by QRCI in March 2008, to 1373159 for consideration of 10 million fully paid, non-assessable, non-voting Series 2 Preferred Shares of 1373159, having an aggregate redemption price of approximately Canadian $53 million. Quicksilver owned 100% of 1373159, which was subsequently amalgamated by QRCI, effective January 1, 2009.

6. PROPERTY, PLANT AND EQUIPMENT
     Property and equipment consisted of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)
Oil and gas properties
Subject to depletion	$547,249	$616,192
Unevaluated costs	9,832	21,170
Accumulated depletion	(119,518)	(103,961)

Net oil and gas properties	437,563	533,401
Other plant and equipment
Pipelines and processing facilities	51,005	45,213
General properties	3,722	4,240
Accumulated depreciation	(12,142)	(10,887)

Net other property and equipment	42,585	38,566

Property, plant and equipment, net of accumulated depletion and depreciation	$480,148	$571,967

Unevaluated Natural Gas and Crude Oil Properties Excluded From Depletion
     Under full cost accounting, QRCI excludes certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment has occurred. A summary of QRCI’s unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2008 and 2007 and the year in which they were incurred is as follows:

	December 31, 2008			December 31, 2007
	Costs Incurred During			Costs Incurred During
	2008	Prior	Total	2007	2006	2005	Prior	Total
	(In thousands)			(In thousands)
Acquisition costs	$—	$—	$—	$626	$720	$575	$7,085	$9,006
Exploration costs	9,218	—	9,218	12,164	—	—	—	12,164
Capitalized interest	614	—	614	—	—	—	—	—

Total	$9,832	$—	$9,832	$12,790	$720	$575	$7,085	$21,170

     Costs are transferred into the amortization base on an ongoing basis, as the projects are evaluated and proved reserves established or impairment determined. Pending determination of proved reserves attributable to the above costs, QRCI cannot assess the future impact on the amortization rate.
Capitalized Costs
     Capitalized overhead costs that directly relate to QRCI’s exploration and development activities were $4.4 million, $4.6 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accrued operating expenses	$3,881	$5,985
Accrued capital expenditures	—	11,417
Revenue payable	2,887	3,545
Prepayments from partners	844	732

	$7,612	$21,679

8. LONG-TERM DEBT
     Quicksilver’s Senior Secured Credit Facility matures February 9, 2012, but has the option for Quicksilver to extend the maturity up to two additional years with lender approval. The facility provides for revolving loans, swingline loans and letters of credit from time to time in an aggregate amount not to exceed the borrowing base, which is calculated based on several factors. The borrowing base is subject to at least annual redeterminations. In September 2008, the lenders agreed to a borrowing base of $1.2 billion. The lenders also agreed to $1.2 billion of revolving credit commitments and, with lender approval, the Company has an option to increase the facility to $1.45 billion. The lenders’ commitments under the facility are allocated between U.S. and Canadian funds, with the U.S. currency available for borrowing by U.S. subsidiaries and either U.S. or Canadian currency available for borrowing by QRCI. QRCI borrowings under the facility are guaranteed by Quicksilver and most of Quicksilver’s domestic subsidiaries and are secured by, among other things, QRCI’s, Quicksilver’s and certain of Quicksilver’s domestic subsidiaries’ oil and gas properties and quantities of proved reserves of natural gas, NGLs and crude oil attributable to them.
     At December 31, 2008, QRCI’s allocated borrowing base was $300 million with approximately $45 million of available borrowing capacity. All interest accrued on the facility must be paid quarterly, but there is no fixed payment schedule. Borrowings under the facility bear interest at the lender’s prime rate. In April 2009, the lenders affirmed Quicksilver’s borrowing base at $1.2 billion and the interest spreads under the facility were revised upward. QRCI’s portion of the borrowing base remained at $300 million.

9. ASSET RETIREMENT OBLIGATIONS
     QRCI records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depletion or depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized for the impacts of increasing the discounted fair value to its estimated settlement value.
     The following table provides a reconciliation of the changes in the estimated asset retirement obligation from January 1, 2007 through December 31, 2008.

	December 31,	December 31,
	2008	2007
	(In thousands)
Beginning asset retirement obligations	$14,278	$10,117
Incremental liability incurred	1,651	1,586
Accretion expense	830	664
Change in estimates	3,928	—
Currency translation adjustment	(3,079)	1,911

Ending asset retirement obligations	$17,608	$14,278

10. INCOME TAXES
     Tax rate reductions were enacted during 2007 and 2006 by the Canadian federal government and by Alberta Province. The Company’s Canadian deferred income tax balances were revalued to reflect the changes in these tax rates. The Company recorded $6.3 million and $3.2 million of income tax benefits in 2007 and 2006, respectively, as a result of the enactment of Canadian rate reductions. No further rate changes were enacted in 2008. Significant components of the QRCI’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Current
Deferred tax liability on cash flow hedge gains	$15,843	$62

Non-current
Deferred tax assets
Net operating loss carry forwards	$1,644	$2,033

Total deferred tax assets	1,644	2,033

Deferred tax liabilities
Property, plant and equipment	57,858	48,498
Other	734	107

Total deferred tax liabilities	58,592	48,605

Net deferred tax liabilities	$56,948	$46,572

     The components of income tax expense for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Current income tax expense	$—	$—	$—
Deferred income tax expense	21,938	11,129	8,777

Total income tax expense	$21,938	$11,129	$8,777

     The following table reconciles the statutory federal income tax rate to the effective tax rate for 2008, 2007 and 2006

	2008	2007	2006
Income taxes at statutory rate	29.00%	32.12%	34.12%
Enacted future federal rate reductions	(3.96%)	(7.08%)	(5.12%)
Enacted future rate reductions effects for prior years	—	(9.35%)	(6.62%)
Permanent differences	1.44%	0.77%	(4.48%)
Other	(0.12%)	—	—

Effective income tax rate	26.36%	16.46%	17.90%

11. RELATED PARTY TRANSACTIONS
     QRCI pays Quicksilver for allocations of general and administrative expenses and salary, travel costs and other invoices paid by Quicksilver on the Company’s behalf. During 2008, 2007 and 2006, QRCI paid Quicksilver $3.7 million, $2.5 million and $1.8 million for its portion of general and administrative expenses allocated by Quicksilver. Amounts required for settlement of QRCI’s financial derivatives are paid or received and subsequently settled between Quicksilver and the Company. During 2008, QRCI paid Quicksilver $0.2 million for settlement of derivatives. For 2007 and 2006, Quicksilver paid QRCI $25.6 million and $9.7 million for these settlements. In 2007, QRCI received $11.5 million for the sales of natural gas to Quicksilver. All related party transactions occur in the normal course of business.
12. EMPLOYEE BENEFITS
     QRCI has a retirement plan available to all Canadian employees. The plan provides for a match of employees’ contributions by the Company and a fixed annual contribution. Expenses associated with QRCI contributions were $0.8 million, $0.7 million and $0.5 million for 2008, 2007 and 2006, respectively.
13. COMMITMENTS AND CONTINGENCIES
     QRCI leases office space and other property under operating leases. Future minimum lease payments, for operating leases with initial non-cancelable lease terms in excess of one year as of December 31, 2008, were as follows:

in thousands
2009	$1,246
2010	369
2011	41
Thereafter	—

$1,656

     Rent expense for operating leases with terms exceeding one month was $1.8 million in 2008, $1.5 million in 2007 and $0.9 million in 2006.
     QRCI had approximately $2.6 million in letters of credit to fulfill contractual, legal or regulatory requirements. All letters of credit have annual renewable options.
     QRCI is involved in various claims arising in the normal course of business. While the outcome of these matters is uncertain there can be no assurance that such matter will be resolved in the Company’s favor. QRCI does not currently believe that a material adverse outcome is likely related to these matters.

14. STOCKHOLDER’S EQUITY

	Shares	Book
	Issued	Value
		(In thousands)
Unlimited number of Class A common voting shares	—	$—
Unlimited number of Class B common voting shares	2,495,646	1,785
Unlimited number of Class C common non-voting, exchangeable shares	394,482	32

Balance at December 31, 2008 and 2007	2,890,128	$1,817

     QRCI Class C common shares are exchangeable on a one-for-one basis for Quicksilver common shares. Class C common shares are entitled to preference over the Class B common shares upon certain events of liquidation or distribution of the assets of the Company.
     Paid in capital in excess of par value at December 31, 2008 and 2007 is comprised of $2.1 million relating to the acquisition of the remaining non-controlling interest in the Company (10.2%) by Quicksilver in 2000, and cash of $26.0 million contributed by Quicksilver.
15. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest	$14,374	$15,547	$13,004
Income taxes	—	—	—
     Other significant non-cash transactions are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Working capital related to acquisition of property, plant and equipment	16,450	$19,653	$39,189
Preferred interests in 1373159 Alberta Ltd.	82,542	—	—
16. SUBSEQUENT EVENT
     Under the full cost method in accounting for oil and gas properties, QRCI must perform a quarterly ceiling test for its country-wide cost center. In determining the ceiling limitation, the ceiling test incorporates pricing, costs and discount rates over which management has no influence. The 2009 first quarter Canadian ceiling amount was computed using a natural gas benchmark price of $2.92 per MMBtu and the mandated 10% discount rate. Upon calculation of the present value of QRCI’s natural gas reserves, including its hedge derivatives, the carrying value of its oil and gas properties exceeded the ceiling limit by $109.6 million (pre-tax) which was recorded in the first quarter of 2009.

COWTOWN PIPELINE FUNDING, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT
To the Stockholders of
Cowtown Pipeline Funding, Inc.
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of Cowtown Pipeline Funding, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and changes in stockholder’s equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cowtown Pipeline Funding, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared from the separate records maintained by Quicksilver Resources Inc. and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, Quicksilver Resources Inc. as a whole.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 29, 2009

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF INCOME
In thousands

	Year Ended December 31,
	2008	2007	2006
Revenues
Gathering and transportation revenue — Quicksilver	$36,061	$15,089	$6,460
Gathering and transportation revenue	6,118	1,773	53
Gas processing revenue — Quicksilver	30,127	16,564	7,342
Gas processing revenue	5,366	1,990	63
Other revenue — Quicksilver	900	525	—

Total revenues	78,572	35,941	13,918

Expenses
Operations and maintenance — Quicksilver	21,638	12,037	7,567
General and administrative — Quicksilver	6,407	3,379	1,278
Depreciation and accretion	15,134	8,146	2,999

Total expenses	43,179	23,562	11,844

Impairment Expense	9,200	—	—

Operating income	26,193	12,379	2,074

Other income	11	236	12
Interest expense	4,154	2,022	—

Income before income taxes	22,050	10,593	2,086

Income tax provision	7,861	3,591	730
Minority interest	4,716	1,092	99

Net income	$9,473	$5,910	$1,257

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED BALANCE SHEETS
In thousands

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$303	$1,125
Accounts receivable	2,245	882
Accounts receivable from Quicksilver	—	3,494
Prepaid expenses and other current assets	594	690

Total current assets	3,142	6,191

Properties, plant and equipment, net	489,893	284,885
Deferred tax asset	1,303	6,625
Other assets	1,916	965

	$496,254	$298,666

LIABILITIES AND EQUITY
Current liabilities
Current maturities of debt	$1,375	$1,100
Accounts payable to Quicksilver	12,173	9,079
Accrued additions to property, plant and equipment	17,433	23,624
Accounts payable and other	1,930	2,425
Current tax payable	10,844	10,844

Total current liabilities	43,755	47,072

Long-term debt	174,900	5,000
Note payable to Quicksilver	52,271	50,569
Asset retirement obligations	5,234	2,793
Deferred gain on sale of subsidiary equity	79,316	79,316
Minority interest	31,287	31,487

Commitments and contingent liabilities (Note 7)

Common stock	1	1
Additional paid in capital	91,834	74,245
Retained earnings	17,656	8,183

Total equity	109,491	82,429

	$496,254	$298,666

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$9,473	$5,910	$1,257
Items included in net income not affecting cash:
Depreciation	14,950	8,063	2,978
Impairment of midstream assets	9,200	—	—
Accretion of asset retirement obligation	184	83	21
Deferred income taxes	7,861	3,591	730
Equity-based compensation	1,017	130	—
Amortization of debt issuance costs	243	88	—
Non-cash interest expense	2,802	1,669	—
Minority interest expense	4,716	1,092	99
Changes in assets and liabilities:
Accounts receivable	(1,363)	(815)	(66)
Prepaid expenses and other assets	(612)	(543)	(146)
Accounts receivable from Quicksilver	4,707	(6,046)	—
Accounts payable and other	(495)	1,131	1,138

Net cash provided by operating activities	52,683	14,353	6,011

Investing activities:
Capital expenditures	(148,079)	(74,064)	(77,539)
Other	—	—	(821)

Net cash used in investing activities	(148,079)	(74,064)	(78,360)

Financing activities:
Proceeds from revolving credit facility borrowings	169,900	5,000	—
Debt issuance costs	(486)	(1,041)	—
Repayment of subordinated note payable to Quicksilver	(829)	—	—
Net proceeds from issuance of equity units	—	112,298	—
Issuance costs of equity units paid	—	(2,933)	—
Distribution to Quicksilver	(65,367)	(115,074)	—
Contributions by Quicksilver	—	68,416	67,855
Contributions by minority interests	—	167	7,291
Distributions to minority interests	(8,644)	(8,794)	—

Net cash provided by financing activities	94,574	58,039	75,146

Net increase (decrease) in cash	(822)	(1,672)	2,797

Cash at beginning of period	1,125	2,797	—

Cash at end of period	$303	$1,125	$2,797

Cash paid for interest	$2,341	—	—
Cash paid for income taxes	$332	—	—
Non-cash transactions:
Working capital related to capital expenditures	$31,920	$30,809	$6,608
Debt issuance costs	—	(12)	—
Cost in connection with the initial public offering	—	(275)	—
Issuance of subordinated note payable to Quicksilver	—	50,000	—
The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
In thousands

			Additional
	Common	Retained	Paid In
	Stock	Earnings	Capital	Total Equity
Balance at January 1, 2006	$1	$1,016	$48,595	$49,612
Contributions	—	—	71,685	71,685
Cash distributions to Quicksilver	—	—	(4,508)	(4,508)
Net income	—	1,257	—	1,257

Balance at December 31, 2006	1	2,273	115,772	118,046
Contributions	—	—	121,157	121,157
Reclass Quicksilver’s equity balance to receivable from Quicksilver	—	—	1,971	1,971
Distribution of subordinated note payable to Quicksilver	—	—	(50,000)	(50,000)
Cash distributions to Quicksilver	—	—	(114,655)	(114,655)
Net income	—	5,910		5,910

Balance at December 31, 2007	1	8,183	74,245	82,429
Contributions	—	—	82,956	82,956
Cash distributions to Quicksilver	—	—	(65,367)	(65,367)
Net income	—	9,473	—	9,473

Balance at December 31, 2008	$1	$17,656	$91,834	$109,491

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Description of Business — Cowtown Pipeline Funding, Inc. (“CPFI”) is a Delaware corporation that holds approximately 73% ownership of Quicksilver Resources Inc’s (“Quicksilver”) interest in Quicksilver Gas Services, LP (“KGS”).
     CPFI also owns 99% of both Cowtown Pipeline L.P. (CPLP) and Cowtown Gas Processing L.P. (CGPLP), consolidating both entities. CPLP and CGPLP, in addition to owning the majority of KGS, are engaged in performing gathering and processing services for unaffiliated companies in the Delaware Basin in West Texas. Operations in West Texas accounted for less than 1% of CPFI consolidated revenues for all periods presented and are also immaterial to CPFI’s assets and cash flows. CPFI has no discrete operations but controls KGS and therefore the financials are consolidated and recognizes a minority interest.
     KGS is engaged in gathering and processing natural gas and NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby it receives fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated NGLs that it gathers and processes therefore avoids direct commodity price exposure.
     KGS’ assets include:
•	The Cowtown System, which includes:
—	the Cowtown Pipeline, which consists of a pipeline gathering system and gas compression facilities in the southern portion of the Fort Worth Basin and gathers natural gas produced by KGS’ customers and delivers it for processing;

—	the Cowtown Plant, in Hood County, Texas, which consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and

—	the Corvette Plant in Hood County, Texas, which was placed in service during the first quarter 2009, and consists of a natural gas processing unit that extracts NGLs from the natural gas stream and delivers KGS customers’ residue gas to unaffiliated pipelines for transport and sale downstream.
•	The Lake Arlington Dry System, located in Tarrant County, Texas, which consists of a gathering system and a gas compression facility, which KGS purchased from Quicksilver in the fourth quarter of 2008. This system is connected to affiliated pipelines for transport and sale downstream.

•	The West Texas System, which consists of a 12 mile gathering system and a dehydration facility with capacity up to 6MMcfd.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying consolidated financial statements and related notes of CPFI present the financial position, results of operations, cash flows and changes in equity of CPFI. CPFI eliminates all inter-company balances and transactions in preparing consolidated financial statements.
     Use of Estimates — The preparation of the financial statements in accordance with GAAP in the United States requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Cash and Cash Equivalents — CPFI considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash or cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

     Accounts receivable — Accounts receivable are due from Quicksilver and other independent natural gas producers. Each customer of CPFI is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although CPFI does not require collateral, appropriate credit ratings are required. Receivables are generally due within 60 days. At December 31, 2008 and 2007, CPFI recorded no allowance for uncollectible accounts receivable. During 2008, CPFI experienced no non-payment for its services.
     Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
     The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets or enhance their productivity or efficiency from their original design are capitalized over the expected remaining period of use.
     Asset Retirement Obligations — CPFI records the discounted fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the estimated cash flows.
     Impairment of Long-Lived Assets — CPFI reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for the asset to its estimated fair value if such carrying amount exceeds the fair value. At December 31, 2008, CPFI’s analysis of its estimated future cash flows resulted in CPFI recording an impairment of $9.2 million for the midstream assets in West Texas.
     Other Assets — Other assets as of December 31, 2008 consist of costs associated with debt issuance and pipeline license agreements net of amortization. Other assets at December 31, 2007 consisted of cost associated with debt issuance net of amortization. Debt issuance costs are amortized over the term of the associated debt. Pipeline license agreements provide CPFI the right to construct, operate and maintain certain pipelines with local municipalities. The pipeline license agreements are amortized over the term of the agreement.
     Environmental Liabilities — Liabilities for environmental loss contingencies, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated.
     Revenue Recognition — CPFI’s primary service offerings are the gathering and processing of natural gas. CPFI’s subsidiaries have contracts under which they receive revenues based on the volume of natural gas gathered and processed. CPFI recognizes revenue when all of the following criteria are met:
•	persuasive evidence of an exchange arrangement exists;

•	services have been rendered;

•	the price for its services is fixed or determinable; and

•	collectability is reasonably assured.
     Income Taxes — CPFI is subject to federal income taxes and recognizes the impact of tax on temporary differences between the book and the tax basics of assets and liabilities. In addition, deferred tax balances must be adjusted to reflect tax rates that we expect will be in effect during years in which we expect the temporary differences will reverse. Net operating loss carry forwards and other deferred tax assets are reviewed annually for recoverability, and if necessary, are recorded net of a valuation allowance.
     Segment Information — CPFI operates solely in the midstream segment in Texas where it provides natural gas gathering, transportation and processing services.
     Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable, long-term debt and the note payable to Quicksilver approximate their carrying amounts.
     Equity Based Compensation — At time of issuance of phantom units, the Board of Directors of KGS determines whether they will be settled in cash or settled in KGS units. For awards payable in cash, CPFI amortizes the expense associated with the award over the vesting period. The liability for fair value is reassessed at every balance sheet date, such that the vested portion of the liability is adjusted to reflect revised fair value through compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award.
     Recently Issued Accounting Standards
•	Pronouncements Implemented
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. CPFI adopted SFAS No. 157 on January 1, 2008 with no impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, CPFI did not elect the fair value measurement option for any of its financial assets or liabilities.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP in the United States. This Statement is generally viewed as a necessary step in the ultimate convergence of global accounting rules. This Statement became effective on November 15, 2008 and was adopted by CPFI with no significant impact on our financial statements or related disclosures.
•	Pronouncements Not Yet Implemented
     SFAS No. 141(R) (revised 2007), Business Combinations, was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized as period expenses as incurred. The Statement will apply to any acquisition completed by CPFI after January 1, 2009, but otherwise had no effect on our financial statements upon adoption.
          SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of its equity. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both Quicksilver and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in Quicksilver’s ownership interest in a subsidiary that do not result in deconsolidation. CPFI adopted SFAS No. 160 on January 1, 2009 which resulted in the reclassification of the minority interest liability of $31.3 million to stockholder’s equity. Also, the adoption resulted in the reclassification of the $79.3 million deferred gain related to the KGS IPO to “paid in capital in excess of par value” within stockholders’ equity.
          In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which indicates that issuers of convertible debt instruments generally should separately account for the liability component at its fair value and may result in amounts previously reported as debt being reclassified to equity. Furthermore, interest expense in periods subsequent to issuance may increase if the amount of reported debt changes. We adopted FSP APB 14-1 on January 1, 2009 with no impact to 2009 or previously reported results.

3. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

		December 31,
	Depreciable Life	2008	2007
		(in thousands)
Gathering and transportation systems	20 years	$187,832	$114,618
Processing plants	20-25 years	160,404	120,477
Construction in progress — plant		106,563	12,636
Construction in progress — pipeline		27,994	20,046
Rights-of-way and easements	20 years	39,834	26,905
Land		1,239	952
Buildings and other	20-40 years	1,836	910

		525,702	296,544
Accumulated Depreciation		(35,809)	(11,659)

Net property, plant and equipment		$489,893	$284,885

     Construction in progress – plant reflects the construction of the Corvette Plant, a processing plant and compression facility attached to the Cowtown Pipeline, which was placed in service during the first quarter of 2009.
4. ACCOUNTS PAYABLE AND OTHER
     Accounts payable and other consists of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued operating expenses	$957	$882
Accrued property taxes	—	895
Equity compensation payable	116	275
Interest payable	734	147
Other	123	226

	$1,930	$2,425

5. LONG-TERM DEBT
     The following table summarizes our long-term debt payments due by period:

	Payments Due by Period
Long-Term Debt	Total	2009	2010-2012	2013-2014	Thereafter
			(in millions)
Credit Agreement	$174.9	$—	$174.9	$—	$—
Subordinated Note to Quicksilver	53.6	1.4	3.3	48.9	—

Total long-term debt	$228.5	$1.4	$178.2	$48.9	$—

     Credit Agreement — On August 10, 2007, KGS entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”). The Credit Agreement featured an accordion option that with lenders approval increases the facility up to $250 million. On October 10, 2008, the lenders approved an increase of the facility to $235 million. Also, the revised Credit Agreement permits the future expansion of the facility to $350 million, with lender approval. The facility, which matures August 10, 2012, can be extended up to two additional years with requisite lender consent.
     The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by KGS’ subsidiaries and are secured by substantially all of the assets of KGS and its subsidiaries. KGS has both LIBOR and U.S. prime rate options for revolving loans and a specified rate for swingline loans.

     The Credit Agreement contains certain covenants which can limit KGS’ borrowing capacity. All of the covenants exclude the subordinated note payable to Quicksilver and KGS’ obligations to Quicksilver and related non-cash interest. These financial covenants are summarized below:

Quarters Ended	Maximum Debt to EBITDA	Minimum EBITDA to Interest
December 31, 2008 and thereafter	4.50 to 1	2.50 to 1
     At December 31, 2008, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million. Based on our results through December 31, 2008, our total borrowing capacity is $235 million and our borrowings were $174.9 million, and the weighted average interest rate was 2.9%. The Credit Agreement contains restrictive covenants that prohibit the declaration or payment of distributions by KGS if a default then exists or would result therefrom, and otherwise limits the amount of distributions that KGS can make. In the event of default, the Credit Agreement allows for the acceleration of the loans, the termination of the credit agreement and foreclosure on collateral.
     Subordinated Note — On August 10, 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million.
     The Subordinated Note accrues interest based upon the rate applicable to borrowings under the Credit Agreement plus 1%, which is locked at the time of borrowing. The interest rate at December 31, 2008 was 4.485%. Accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. Subject to certain restrictions, quarterly installments of $275,000 are payable on the last business day of each calendar quarter. The final payment is due on February 10, 2013. However, if the maturity date of the Credit Agreement is extended, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the revised Credit Agreement maturity date. Amounts payable under the Subordinated Note may at all times, at Quicksilver’s election, be paid, in whole or in part, using KGS units. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below). Such events of default include, but are not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods and the occurrence of an event of default under the Credit Agreement.
     Amounts due under the Subordinated Note are subordinated in right of payment to all of our obligations under the Credit Agreement. KGS is precluded from making any payments under the Subordinated Note if any of the following events exist or would result as of the date of the proposed Subordinated Note payment:
•	an event of default under the revolving credit agreement;

•	the existence of a pending judicial proceeding with respect to any event of default under the revolving credit agreement; or

•	our ratio of total indebtedness (which includes the $50.0 million Subordinated Note) to EBITDA as of the end of the fiscal quarter immediately preceding the date of such payment was equal to or greater than 3.5 or would be greater than 3.5 after consideration of such payment.
     Through December 31, 2008, we have made all scheduled quarterly interest payments at the end of each quarter by adding them to the principal of the Subordinated Note in accordance with its terms. Accordingly, interest expense of $2.8 million recognized during 2008 was added to the Subordinated Note. In 2008, we made three quarterly principal payments of the Subordinated Note for a total of $0.8 million. The fourth quarter principal payment was prevented by the indebtedness limitation on EBITDA described above.

6. ASSET RETIREMENT OBLIGATIONS
     The following table provides a reconciliation of the changes in the asset retirement obligation:

	Year Ended December 31,
	2008	2007
	(in thousands)
Beginning asset retirement obligations	$2,793	$503
Additional liability incurred	2,257	2,207
Accretion expense	184	83

Ending asset retirement obligations	$5,234	$2,793

     As of December 31, 2008, no assets are legally restricted for use in settling asset retirement obligations.
7. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — In February 2009, McGuffy Energy Services, L.P. (“McGuffy”) filed a lawsuit against KGS and subsequently added Quicksilver as a party. McGuffy alleges, among other things, claims for breach of contract, fraud and negligent misrepresentation arising from a written agreement by which McGuffy was retained to provide certain engineering and construction services for KGS’ Corvette Plant. McGuffy further seeks to foreclose on a $3.2 million lien that it filed on the Corvette Plant. KGS disputes the amounts claimed by McGuffy and asserts a number of defenses to McGuffy’s claims, including that payments to McGuffy must be withheld as demanded by McGuffy’s unpaid subcontractors. In March 2009, KGS filed a lawsuit against McGuffy seeking damages and declaratory relief for the disputes between KGS and McGuffy. The McGuffy subcontractors that made demands on KGS were also named as parties. Several of the subcontractor defendants have filed counterclaims against KGS seeking to foreclose on their purported liens. Through March 31, 2009 KGS had recognized $2.0 million of the disputed amounts as a part of the Corvette Plant construction costs. KGS intends to vigorously defend this matter and does not expect its outcome to have a material adverse effect on our financial condition or results of operation.
     Casualties or Other Risks — Quicksilver maintains coverage in various insurance programs on CPFI’s behalf, which provides it with property damage, business interruption and other coverage’s which are customary for the nature and scope of its operations.
     Management of the general partner believes that Quicksilver and CPFI has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, Quicksilver may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS maintains its own general partners’ liability insurance policy separate from the directors and officers policy maintained by Quicksilver.
     If CPFI or its subsidiaries were to incur a significant loss for which they were was not fully insured, the loss could have a material impact on the consolidated financial position and results of operations. In addition, the proceeds of any available insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by CPFI, or which causes CPFI to make significant expenditures not covered by insurance, could reduce its ability to meet its financial obligations.
     Regulatory Compliance — In the ordinary course of business, CPFI and it subsidiaries are subject to various laws and regulations. In the opinion of CPFI’s management, compliance with current laws and regulations will not have a material adverse effect on CPFI’s financial position or results of operations.
     Environmental Compliance — The operation of CPFI’ pipelines, plants and other facilities is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, CPFI must comply with laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating CPFI’ facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2008, CPFI had no liabilities recorded for environmental matters.

     Commitments — CPFI, through its subsidiaries, has entered into agreements with third parties providing for natural gas compression equipment and the construction of the Corvette plant, which was placed in service during the first quarter of 2009.
     The following table summarizes CPFI’ contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2012	2013-2014	Thereafter
			(in millions)
Construction commitments	$13.8	$13.8	$—	$—	$—

Total contractual obligations	$13.8	$13.8	$—	$—	$—

8. INCOME TAXES
     CPFI recognized income tax at the federal statutory income tax rate of 35%. CPFI is also subject to the Texas margin tax rate of 1% beginning in 2007. As the tax base for computing Texas margin tax is derived from an income-based measure, the Company recognizes this tax as an income tax. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Non-current
Deferred tax assets
Deferred tax benefit on minority interest	$3,185	$646
Deferred tax benefit (liability) on partnership income	(1,882)	5,979

Total deferred tax assets	$1,303	$6,625

The components of income tax expense for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
		(In thousands)
Current state income tax expense	$—	$371	$—
Current U.S. federal income tax expense	—	10,273	—

Total current income tax expense	—	10,644	—

Deferred state income tax expense (benefit)	221	(265)	—
Deferred U.S. federal income tax expense (benefit)	7,640	(6,788)	730

Total deferred income tax expense (benefit)	7,861	(7,053)	730

Total income tax expense	$7,861	$3,591	$730

The following table reconciles the statutory federal income tax rate to the effective tax rate for 2008, 2007 and 2006:

	2008	2007	2006
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes net of federal deduction	0.65%	(1.10)%	0.00%

Effective income tax rate	35.65%	33.90%	35.00%

9. EQUITY PLAN
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value
Unvested phantom units — January 1, 2008	84,961	$21.36	9,833	$21.36

Vested	(28,247)	21.43	(6,089)	21.36
Issued	6,605	24.12	137,148	25.25
Cancelled	(3,000)	21.36	(974)	25.25

Unvested phantom units — December 31, 2008	60,319	$21.63	139,918	$25.15

     At January 1, 2008, total unvested compensation cost was $1.9 million related to unvested phantom units. Compensation expense of approximately $1.4 million was recognized during 2008, including $0.4 million for remeasuring the vested portion of awards to be settled in cash to their revised fair value. Grants of phantom units during the year ended December 31, 2008 had an estimated grant date fair value of $3.6 million. Unearned compensation expense of $2.3 million at December 31, 2008 will be recognized in expense over the next 1.9 years. Phantom units that vested during the year ended December 31, 2008 had a fair value of $0.7 million on their vesting date.
10. MINORITY INTEREST AND DEFERRED GAIN ON SALE
     Minority Interest - As a result of the KGS IPO, the outside ownership of KGS increased and therefore consolidated KGS’ financial position and results of operations and recognized a minority interest liability for that portion of KGS that is owned by entities not affiliated with Quicksilver.
     Deferred Gain on sale of subsidiary equity - As a result of the KGS IPO, a deferred gain of approximately $79 million was recognized in the consolidated financial statements. The proceeds received from the IPO exceeded CPFI’s carrying value, which resulted in the gain. The absence of parity between the common and subordinated units prevents the culmination of the earnings process. CPFI deferred the gain until such time that the common units have equal standing to the units held by the public. The gain will be recognized when the subordination period ends and the equality of the shares are achieved.
11. TRANSACTIONS WITH RELATED PARTIES
     Upon completion of, or in connection with, its IPO, KGS entered into a number of agreements with related parties. A description of those agreements follows:
     Omnibus Agreement — On August 10, 2007, KGS entered into an omnibus agreement (the “Omnibus Agreement”) with Quicksilver, which addresses, among other matters:
•	restrictions on Quicksilver’s ability to engage in midstream business activities in Quicksilver Counties;

•	Obligation to reimburse Quicksilver for all general and administrative expenses incurred by them on behalf of KGS; and

•	Quicksilver’s obligation to provide cross-indemnification for certain liabilities.
     Secondment Agreement — On August 10, 2007, Quicksilver and KGS’ general partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified employees of Quicksilver have been seconded to KGS’ general partner to provide operating, routine maintenance and other services with respect to the assets owned or operated by KGS. Under the Secondment Agreement, the general partner reimburses Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement is 10 years, but will extend for additional annual periods unless cancelled by either party with 180 days’ written notice.

     Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners LP (“Processing Partners”) and Cowtown Pipeline Partners LP (“Pipeline Partners”) together with Processing Partners (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of KGS. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for an initial term of 10 years, to dedicate and deliver for processing all of the natural gas produced on properties operated by Quicksilver within the Quicksilver Counties. The dedication does not oblige Quicksilver to develop the reserves subject to the Gas Gathering and Processing Agreement.
     Effective September 1, 2008, Quicksilver and KGS entered into the Sixth Amended and Restated Gas Gathering and Processing Agreement, which amended the previous agreement by specifying that Quicksilver has agreed to pay $0.4163 per MMBtu gathered and $0.5204 per MMBtu processed and a compression fee of up to $0.30 per MMBtu on the Cowtown System. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than KGS’ actual cost to perform such compression service. Quicksilver may also pay KGS a treating fee based on carbon dioxide content at the pipeline entry point. The rates above are each subject to an annual inflationary escalation.
     If KGS determines that the gathering or processing of Quicksilver’s production becomes uneconomical, KGS may cease gathering and processing Quicksilver’s production as long as the uneconomical conditions exist. If KGS is unable to provide either gathering or processing services, Quicksilver may use other providers. If KGS is unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.
     Absent written notice of termination, the Gas Gathering and Processing Agreement is automatically renewed for one year periods. In addition, if the Gas Gathering and Processing Agreement, or performance under this agreement, becomes subject to FERC jurisdiction, the agreement would be terminated unless both parties agree to continue the agreement.
     During the second quarter of 2008, KGS agreed to purchase land and a warehouse located in Hood County, Texas, from Quicksilver for a purchase price of $0.3 million and the reimbursement to Quicksilver of $0.6 million of costs. KGS also obtained additional easement rights for a total cost of $0.2 million from an affiliate of an entity that beneficially owns a small portion of KGS’ outstanding units.
     Contribution, Conveyance and Assumption Agreement — On August 10, 2007 KGS entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with its general partner, certain other affiliates of Quicksilver and the private investors. The following transactions, among others, occurred just prior to the KGS IPO pursuant to the Contribution Agreement:
•	the transfer of all of the interests of certain entities to KGS and its subsidiaries;

•	the issuance of the incentive distribution rights to the general partner and the continuation of its 2% general partner interest in KGS;

•	KGS’ issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and

•	KGS’ issuance of 816,873 common units and the right to receive $7.7 million to private investors in exchange for their contributed interests.
     Centralized cash management — As of December 31, 2008 revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS, are reflected as a receivable from or a payable to Quicksilver on the consolidated balance sheets and as a reduction of net cash provided by or used by operating activities on the consolidated statements of cash flows.
     Services to affiliates — KGS routinely conducts business with Quicksilver and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas. Fees were determined based on fees to third parties and reflect the cost of providing such services. Quicksilver has engaged us to operate midstream assets owned by it for a monthly fee of $75,000.
     Allocation of costs — The individuals supporting CPFI’s operating subsidiaries are employees of Quicksilver. CPFI’s consolidated financial statements include costs allocated to KGS by Quicksilver for centralized general and administrative services performed by Quicksilver, as well as depreciation of assets utilized by Quicksilver’s centralized general and administrative functions. Costs allocated to KGS are based on identification of Quicksilver’s resources which directly benefit KGS and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

QUICKSILVER GAS SERVICES HOLDINGS LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT
To the Members of
Quicksilver Gas Services Holdings LLC
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of Quicksilver Gas Services Holdings LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and changes in members’ capital for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quicksilver Gas Services Holdings LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared from the separate records maintained by Quicksilver Resources Inc. and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, Quicksilver Resources Inc. as a whole.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 29, 2009

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME
In thousands

	Year Ended December 31,
	2008	2007	2006
Revenues
Gathering and transportation revenue — Quicksilver	$36,061	$15,089	$6,460
Gathering and transportation revenue	5,612	1,773	53
Gas processing revenue — Quicksilver	30,127	16,564	7,342
Gas processing revenue	5,358	1,990	63
Other revenue — Quicksilver	900	525	—

Total revenues	78,058	35,941	13,918

Expenses
Operations and maintenance — Quicksilver	20,250	11,512	7,475
General and administrative — Quicksilver	6,407	3,379	937
Depreciation and accretion	14,566	8,070	2,963

Total expenses	41,223	22,961	11,375

Operating income	36,835	12,980	2,543

Other income	11	236	13
Interest expense	10,177	4,647	—

Income before income taxes	26,669	8,569	2,556

Income tax provision	253	313	135
Minority interest expense	7,160	1,304	140

Net income	$19,256	$6,952	$2,281

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS
In thousands

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$303	$1,125
Accounts receivable	2,082	882
Accounts receivable from Quicksilver	—	800
Prepaid expenses and other current assets	594	690

Total current assets	2,979	3,497

Properties, plant and equipment, net	488,120	273,948
Other assets	1,916	965

	$493,015	$278,410

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,375	$1,100
Accounts payable to Quicksilver	10,502	—
Accrued additions to property, plant and equipment	17,433	23,624
Accounts payable and other	1,930	2,700

Total current liabilities	31,240	27,424

Long-term debt	174,900	5,000
Note payable to Quicksilver	52,271	50,569
Repurchase obligations to Quicksilver	123,298	82,251
Asset retirement obligations	5,234	2,793
Deferred income tax liability	369	173
Deferred gain on sale of subsidiary equity	79,316	79,316

Commitments and contingent liabilities (Note 7)
Minority interest	29,867	30,338

Net members’ capital (deficit)	(3,480)	546

	$493,015	$278,410

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$19,256	$6,952	$2,281
Items included in net income not affecting cash:
Depreciation	14,382	7,987	2,942
Accretion of asset retirement obligation	184	83	21
Deferred income taxes	196	38	135
Equity-based compensation	1,017	130	—
Amortization of debt issuance costs	243	88	—
Non-cash interest expense	8,825	4,294	—
Minority interest expense	7,160	1,304	140
Changes in assets and liabilities:
Accounts receivable	(1,200)	(815)	(66)
Prepaid expenses and other assets	(612)	(543)	(146)
Accounts receivable from Quicksilver	4,002	(5,975)	—
Accounts payable and other	(770)	1,406	1,138

Net cash provided by operating activities	52,683	14,949	6,445

Investing activities:
Capital expenditures	(148,079)	(73,797)	(77,539)
Other	—	—	(821)

Net cash used in investing activities	(148,079)	(73,797)	(78,360)

Financing activities:
Proceeds from sale of assets to Quicksilver	—	29,508	—
Proceeds from revolving credit facility borrowings	169,900	5,000	—
Debt issuance costs	(486)	(1,041)	—
Repayment of repurchase obligation to Quicksilver	(42,085)	—	—
Repayment of subordinated note payable to Quicksilver	(829)	—	—
Net proceeds from sale of KGS units	—	112,298	—
Costs paid for sale of KGS units	—	(2,933)	—
Distributions to Quicksilver	(23,282)	(115,074)	—
Contributions by Quicksilver	—	38,045	67,421
Contributions by minority interests	—	167	7,291
Distributions to minority interests	(8,644)	(8,794)	—

Net cash provided by financing activities	94,574	57,176	74,712

Net increase (decrease) in cash	(822)	(1,672)	2,797

Cash at beginning of period	1,125	2,797	—

Cash at end of period	$303	$1,125	$2,797

Cash paid for interest	$2,341	—	—
Cash paid for income taxes	$332	—	—
Non-cash transactions:
Working capital related to capital expenditures	$31,920	$30,809	$6,608
Debt issuance costs	—	(12)	—
Cost in connection with the initial public offering	—	(275)	—
Issuance of subordinated note payable to Quicksilver	—	50,000	—
Acquisition of property, plant and equipment under repurchase obligation	$(77,108)	$(50,118)	$—
The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
In thousands

Net Members’ Capital
Balance at January 1, 2006	$48,949
Contributions	71,930
Cash distributions to Quicksilver	(4,508)
Net income	2,281

Balance at December 31, 2006	118,652
Contributions	38,045
Distribution of subordinated note payable to Quicksilver	(50,000)
Reclass Quicksilver’s equity balance to receivable from Quicksilver	1,971
Cash distributions to Quicksilver	(115,074)
Net income	6,952

Balance at December 31, 2007	546
Cash distributions to Quicksilver	(23,282)
Net income	19,256

Balance at December 31, 2008	$(3,480)

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services Holdings LLC (“KGSH”) is a Delaware limited liability corporation formed in January 2007 for the purpose of maintaining approximately 73% ownership of Quicksilver Resources Inc’s (“Quicksilver”) interest in Quicksilver Gas Services, LP (“KGS”). KGSH is owned 50% by each of two entities which are each indirectly owned by Quicksilver.
     KGSH has no discrete operations but controls KGS and therefore consolidates KGS’ financial position and results of operations and recognizes a minority interest for that portion of KGS that is owned by entities not affiliated with Quicksilver.
     Description of Business — KGS is engaged in gathering and processing natural gas and NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby it receives fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated NGLs that it gathers and processes therefore avoids direct commodity price exposure.
     KGSH’s assets consist solely of assets owned by KGS, whose assets include:
•	The Cowtown System, which includes:
—	the Cowtown Pipeline, which consists of a pipeline gathering system and gas compression facilities in the southern portion of the Fort Worth Basin and gathers natural gas produced by KGS’ customers and delivers it for processing;

—	the Cowtown Plant, in Hood County, Texas, which consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and

—	the Corvette Plant in Hood County, Texas, which was placed in service during the first quarter 2009, and consists of a natural gas processing unit that extracts NGLs from the natural gas stream and delivers KGS customers’ residue gas to unaffiliated pipelines for transport and sale downstream.
•	The Lake Arlington Dry System, located in Tarrant County, Texas, which consists of a gathering system and a gas compression facility, which KGS purchased from Quicksilver in the fourth quarter of 2008. This system is connected to affiliated pipelines for transport and sale downstream.
     As more fully described in Note 2, KGSH’ financial statements also include the operations of a gathering system in Hill County, Texas (“Hill County Dry System”) that gathers production from the Fort Worth Basin and delivers it to unaffiliated pipelines for transport and sale downstream.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying consolidated financial statements and related notes of KGSH present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ natural gas gathering and processing assets. The financial statements include historical cost-basis accounts of the assets of KGS Predecessor which were contributed to KGS through KGSH by Quicksilver and two private investors in connection with the KGS IPO.
     Use of Estimates — The preparation of the financial statements in accordance with GAAP in the United States requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Cash and Cash Equivalents — KGSH considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash or cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.
     Accounts receivable — Accounts receivable are due from Quicksilver and other independent natural gas producers. Each customer of KGSH is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although KGSH does not require collateral, appropriate credit ratings are required. Receivables are generally due within 60 days. At December 31, 2008 and 2007, KGSH recorded no allowance for uncollectible accounts receivable. During 2008, KGSH experienced no non-payment for their services.
     Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
     The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets or enhance their productivity or efficiency from their original design are capitalized over the expected remaining period of use.
     Asset Retirement Obligations — KGSH records the discounted fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the estimated cash flows.
     Repurchase Obligations to Quicksilver — On June 5, 2007, KGSH sold several pipeline and gathering assets to Quicksilver. These assets consist of:
•	a portion of the gathering lines in the Cowtown Pipeline;

•	the Lake Arlington Dry System; and

•	the Hill County Dry System.
     At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed are or were subject to repurchase by KGS from Quicksilver as follows:
Cowtown Pipeline repurchase — KGS has the option to purchase portions of the Cowtown Pipeline from Quicksilver at their original cost in or before 2011 based upon the expected timing of their commerciality.
Lake Arlington Dry System repurchase — KGS was obligated to purchase the Lake Arlington Dry System from Quicksilver at its fair market value within two years after it was completed and commercial service commenced. During the fourth quarter 2008, KGS completed the acquisition of the Lake Arlington Dry System from Quicksilver for approximately $42 million. The purchase was financed through the use of the credit agreement and resulted in the reduction of the repurchase obligation. In conjunction with the purchase of the Lake Arlington Dry System, Quicksilver assigned its gas gathering agreement to KGS. Under the terms of that agreement, Quicksilver agreed to allow KGS to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Lake Arlington area through August 2017. Quicksilver’s fee of $0.62 per Mcf gathered by KGS in the Lake Arlington Dry System is subject to annual inflationary escalation.
Hill County Dry System repurchase — KGS is obligated to purchase the Hill County Dry System from Quicksilver at its fair market value in or before 2011 based upon the system’s expected timing of commerciality.
The following table summarizes the assets subject to KGS’ repurchase rights and obligations (in millions):

		Estimate of		Construction
		Construction		Costs Recognized	Repurchase
		Costs as of		through	obligation at
	June 5, 2007	December 31,		December 31,	December
	Sales Price	2008(1)		2008	31, 2008	KGS Repurchase
Cowtown Pipeline	$22.9	$62.6		$67.0	$67.0	Optional at Cost
Lake Arlington Dry System	3.6	—	(2)	42.1	—	Repurchased at FV in 2008
Hill County Dry System	3.0	78.0		56.3	56.3	Obligatory at FV

	$29.5	$140.6		$165.4	$123.3

(1)	Estimates may change based on changes in producers’ drilling progress, material and labor costs, easement costs and other factors

(2)	Excludes any estimated costs after completion of purchase
     The assets’ conveyance was not treated as a sale for accounting purposes because KGS operates them and intends to purchase them. Accordingly, the original cost and subsequently incurred costs are recognized in both KGSH’s consolidated property, plant and equipment and its consolidated repurchase obligations to Quicksilver. Similarly, KGSH’s consolidated results of operations include the revenues and expenses for these operations. For 2008, KGSH recognized $6.0 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 5.2%.
     Impairment of Long-Lived Assets — KGSH reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for the asset to its estimated fair value if such carrying amount exceeds the fair value. At December 31, 2008, KGSH performed an analysis of its estimated future cash flows and determined that there was no impairment on its long-lived assets.
     Other Assets — Other assets as of December 31, 2008 consist of costs associated with debt issuance and pipeline license agreements net of amortization. Other assets at December 31, 2007 consisted of cost associated with debt issuance net of amortization. Debt issuance costs are amortized over the term of the associated debt. Pipeline license agreements provide KGSH the right to construct, operate and maintain certain pipelines with local municipalities. The pipeline license agreements are amortized over the term of the agreement.
     Environmental Liabilities — Liabilities for environmental loss contingencies, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated.
     Revenue Recognition — KGSH’s primary service offerings are the gathering and processing of natural gas. KGSH has contracts under which it receives revenues based on the volume of natural gas gathered and processed. KGSH recognizes revenue when all of the following criteria are met:
•	persuasive evidence of an exchange arrangement exists;

•	services have been rendered;

•	the price for its services is fixed or determinable; and

•	collectability is reasonably assured.
     Income Taxes — KGSH is subject to a margin tax that requires tax payments at a maximum effective rate of 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires KGSH to recognize currently the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Under the margin tax, taxable entities that are part of an affiliated group engaged in a unitary business must file a combined group report. As a result, KGSH is included in a combined group report with Quicksilver and are allocated their proportionate share of the tax liability.
     Segment Information — KGSH operates solely in the midstream segment in Texas where it provides natural gas gathering, transportation and processing services.
     Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable, long-term debt, the note payable to Quicksilver and repurchase obligations to Quicksilver approximate their carrying amounts.
     Equity Based Compensation — At time of issuance of phantom units, the Board of Directors of KGS determines whether they will be settled in cash or settled in KGS units. For awards payable in cash, KGSH amortizes the expense associated with the award over the vesting period. The liability for fair value is reassessed at every balance sheet date, such that the vested portion of the liability is adjusted to reflect revised fair value through compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award.
     Recently Issued Accounting Standards
•	Pronouncements Implemented

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. KGSH adopted SFAS No. 157 on January 1, 2008 with no impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, KGSH did not elect the fair value measurement option for any of its financial assets or liabilities.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP in the United States. This Statement is generally viewed as a necessary step in the ultimate convergence of global accounting rules. This Statement became effective on November 15, 2008 and was adopted by KGSH with no significant impact on our financial statements or related disclosures.
•	Pronouncements Not Yet Implemented
     SFAS No. 141(R) (revised 2007), Business Combinations, was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized as period expenses as incurred. The Statement will apply to any acquisition completed by KGSH after January 1, 2009, but otherwise had no effect on our financial statements upon adoption.
     SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of its equity. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both Quicksilver and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in Quicksilver’s ownership interest in a subsidiary that do not result in deconsolidation. KGSH adopted SFAS No. 160 on January 1, 2009 which resulted in the reclassification of the minority interest liability of $29.9 million to stockholder’s equity. Also, the adoption resulted in the reclassification of the $79.3 million deferred gain related to the KGS IPO to “paid in capital in excess of par value” within stockholders’ equity.
     In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which indicates that issuers of convertible debt instruments generally should separately account for the liability component at its fair value and may result in amounts previously reported as debt being reclassified to equity. Furthermore, interest expense in periods subsequent to issuance may increase if the amount of reported debt changes. We adopted FSP APB 14-1 on January 1, 2009 with no impact to 2009 or previously reported results.

3. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

		December 31,
	Depreciable Life	2008	2007
		(in thousands)
Gathering and transportation systems	20 years	$179,594	$106,478
Processing plants	20-25 years	157,353	117,571
Construction in progress — plant		106,563	12,636
Construction in progress — pipeline		27,994	20,046
Rights-of-way and easements	20 years	39,473	26,905
Land		1,239	952
Buildings and other	20-40 years	1,836	910

		514,052	285,498
Accumulated Depreciation		(25,932)	(11,550)

Net property, plant and equipment		$488,120	$273,948

     Construction in progress – plant reflects the construction of the Corvette Plant, a processing plant and compression facility attached to the Cowtown Pipeline, which was placed in service during the first quarter of 2009.
4. ACCOUNTS PAYABLE AND OTHER
     Accounts payable and other consists of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued operating expenses	$957	$882
Accrued property taxes	—	895
State income taxes	—	276
Equity compensation payable	116	275
Interest payable	734	147
Other	123	225

	$1,930	$2,700

5. LONG-TERM DEBT
     The following table summarizes our long-term debt payments due by period:

	Payments Due by Period
Long-Term Debt	Total	2009	2010-2012	2013-2014	Thereafter
			(in millions)
Credit Agreement	$174.9	$—	$174.9	$—	$—
Subordinated Note to Quicksilver	53.6	1.4	3.3	48.9	—

Total long-term debt	$228.5	$1.4	$178.2	$48.9	$—

     Credit Agreement — On August 10, 2007, KGS entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”). The Credit Agreement featured an accordion option that with lenders approval increases the facility up to $250 million. On October 10, 2008, the lenders approved an increase of the facility to $235 million. Also, the revised Credit Agreement permits the future expansion of the facility to $350 million, with lender approval. The facility, which matures August 10, 2012, can be extended up to two additional years with requisite lender consent.
     The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by KGS’ subsidiaries and are secured by substantially all of the assets of KGS and its subsidiaries. KGS has both LIBOR and U.S. prime rate options for revolving loans and a specified rate for swingline loans.

     The Credit Agreement contains certain covenants which can limit KGS’ borrowing capacity. All of the covenants exclude the subordinated note payable to Quicksilver and KGS’ obligations to Quicksilver and related non-cash interest. These financial covenants are summarized below:

Quarters Ended	Maximum Debt to EBITDA	Minimum EBITDA to Interest
December 31, 2008 and thereafter	4.50 to 1	2.50 to 1
     At December 31, 2008, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million. Based on our results through December 31, 2008, our total borrowing capacity is $235 million and our borrowings were $174.9 million, and the weighted average interest rate was 2.9%. The Credit Agreement contains restrictive covenants that prohibit the declaration or payment of distributions by KGS if a default then exists or would result therefrom, and otherwise limits the amount of distributions that KGS can make. In the event of default, the Credit Agreement allows for the acceleration of the loans, the termination of the credit agreement and foreclosure on collateral.
     Subordinated Note — On August 10, 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million.
     The Subordinated Note accrues interest based upon the rate applicable to borrowings under the Credit Agreement plus 1%, which is locked at the time of borrowing. The interest rate at December 31, 2008 was 4.485%. Accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. Subject to certain restrictions, quarterly installments of $275,000 are payable on the last business day of each calendar quarter. The final payment is due on February 10, 2013. However, if the maturity date of the Credit Agreement is extended, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the revised Credit Agreement maturity date. Amounts payable under the Subordinated Note may at all times, at Quicksilver’s election, be paid, in whole or in part, using KGS units. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below). Such events of default include, but are not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods and the occurrence of an event of default under the Credit Agreement.
     Amounts due under the Subordinated Note are subordinated in right of payment to all of our obligations under the Credit Agreement. KGS is precluded from making any payments under the Subordinated Note if any of the following events exist or would result as of the date of the proposed Subordinated Note payment:
•	an event of default under the revolving credit agreement;

•	the existence of a pending judicial proceeding with respect to any event of default under the revolving credit agreement; or

•	our ratio of total indebtedness (which includes the $50.0 million Subordinated Note) to EBITDA as of the end of the fiscal quarter immediately preceding the date of such payment was equal to or greater than 3.5 or would be greater than 3.5 after consideration of such payment.
     Through December 31, 2008, we have made all scheduled quarterly interest payments at the end of each quarter by adding them to the principal of the Subordinated Note in accordance with its terms. Accordingly, interest expense of $2.8 million recognized during 2008 was added to the Subordinated Note. In 2008, we made three quarterly principal payments of the Subordinated Note for a total of $0.8 million. The fourth quarter principal payment was prevented by the indebtedness limitation on EBITDA described above.
6. ASSET RETIREMENT OBLIGATIONS
     The following table provides a reconciliation of the changes in the asset retirement obligation:

	Year Ended December 31,
	2008	2007
	(in thousands)
Beginning asset retirement obligations	$2,793	$503
Additional liability incurred	2,257	2,207
Accretion expense	184	83

Ending asset retirement obligations	$5,234	$2,793

     As of December 31, 2008, no assets are legally restricted for use in settling asset retirement obligations.
7. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — In February 2009, McGuffy Energy Services, L.P. (“McGuffy”) filed a lawsuit against KGS and subsequently added Quicksilver as a party. McGuffy alleges, among other things, claims for breach of contract, fraud and negligent misrepresentation arising from a written agreement by which McGuffy was retained to provide certain engineering and construction services for KGS’ Corvette Plant. McGuffy further seeks to foreclose on a $3.2 million lien that it filed on the Corvette Plant. KGS disputes the amounts claimed by McGuffy and asserts a number of defenses to McGuffy’s claims, including that payments to McGuffy must be withheld as demanded by McGuffy’s unpaid subcontractors. In March 2009, KGS filed a lawsuit against McGuffy seeking damages and declaratory relief for the disputes between KGS and McGuffy. The McGuffy subcontractors that made demands on KGS were also named as parties. Several of the subcontractor defendants have filed counterclaims against KGS seeking to foreclose on their purported liens. Through March 31, 2009 KGS had recognized $2.0 million of the disputed amounts as a part of the Corvette Plant construction costs. KGS intends to vigorously defend this matter and does not expect its outcome to have a material adverse effect on our financial condition or results of operation.
     Casualties or Other Risks — Quicksilver maintains coverage in various insurance programs on KGS’ and KGSH’s behalf, which provides them with property damage, business interruption and other coverage’s which are customary for the nature and scope of their operations.
     Management of KGSH believes that there exists adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, Quicksilver or KGSH may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS maintains its own general partners’ liability insurance policy separate from the directors and officers policy maintained by Quicksilver.
     If KGSH were to incur a significant loss for which they were not fully insured, the loss could have a material impact on KGSH’s consolidated financial position and results of operations. In addition, the proceeds of any available insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by KGSH, or which causes KGSH to make significant expenditures not covered by insurance, could reduce its ability to meet its financial obligations.
     Regulatory Compliance — In the ordinary course of business, KGSH is subject to various laws and regulations. In the opinion of management of the general partner, compliance with current laws and regulations will not have a material adverse effect on KGSH’ financial condition or results of operations.
     Environmental Compliance — The operation of pipelines, plants and other facilities is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, KGSH must comply with laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating KGSH’s facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2008, KGSH had no liabilities recorded for environmental matters.
     Commitments — KGSH, through KGS, has entered into agreements with third parties providing for natural gas compression equipment and the construction of the Corvette plant, which was placed in service during the first quarter of 2009.

     The following table summarizes KGSH’s consolidated contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2012	2013-2014	Thereafter
			(in millions)
Construction commitments	$13.8	$13.8	$—	$—	$—

Total contractual obligations	$13.8	$13.8	$—	$—	$—

8. INCOME TAXES
     No provision for federal income taxes related to KGSH’s results of operations is included in the consolidated financial statements as such income is taxable only by KGSH’s partners and their owners.
     Temporary differences relating to KGSH’ consolidated assets and liabilities will impact the provision for the Texas margin tax and a deferred tax liability has been recorded in the amount of $0.4 million and $0.2 million as of December 31, 2008 and 2007, respectively. KGSH derives all of its revenue from operations in Texas.
     During the third quarter of 2008, KGSH paid $0.3 million related to its 2007 liability for Texas margin tax. Quicksilver does not expect to owe consolidated Texas margin tax for 2008 and, accordingly, KGSH does not expect to make a cash payment for its 2008 liability for Texas margin tax, based upon Texas filing rules. All effects of the 2008 Texas margin tax calculation are captured in deferred income taxes.
9. EQUITY PLAN
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value
Unvested phantom units — January 1, 2008	84,961	$21.36	9,833	$21.36

Vested	(28,247)	21.43	(6,089)	21.36
Issued	6,605	24.12	137,148	25.25
Cancelled	(3,000)	21.36	(974)	25.25

Unvested phantom units — December 31, 2008	60,319	$21.63	139,918	$25.15

     At January 1, 2008, total unvested compensation cost was $1.9 million related to unvested phantom units. Compensation expense of approximately $1.4 million was recognized during 2008, including $0.4 million for remeasuring the vested portion of awards to be settled in cash to their revised fair value. Grants of phantom units during the year ended December 31, 2008 had an estimated grant date fair value of $3.6 million. Unearned compensation expense of $2.3 million at December 31, 2008 will be recognized in expense over the next 1.9 years. Phantom units that vested during the year ended December 31, 2008 had a fair value of $0.7 million on their vesting date.
10. MINORITY INTEREST AND DEFERRED GAIN ON SALE
     Minority Interest — As a result of the KGS IPO, the outside ownership of KGS increased and therefore consolidated KGS’ financial position and results of operations and recognized a minority interest liability for that portion of KGS that is owned by entities not affiliated with Quicksilver.
     Deferred Gain on sale of subsidiary equity — As a result of the KGS IPO, a deferred gain of approximately $79 million was recognized in the consolidated financial statements. The proceeds received from the IPO exceeded KGSH’s carrying value, which resulted in the gain. The absence of parity between the common and subordinated units prevents the culmination of the earnings process. KGSH deferred the gain until such time that the common units have equal standing to the units held by the public. The gain will be recognized when the subordination period ends and the equality of the shares are achieved.

11. TRANSACTIONS WITH RELATED PARTIES
     Upon completion of, or in connection with, its IPO, KGS entered into a number of agreements with related parties. A description of those agreements follows:
     Omnibus Agreement — On August 10, 2007, KGS entered into an omnibus agreement (the “Omnibus Agreement”) with Quicksilver, which addresses, among other matters:
•	restrictions on Quicksilver’s ability to engage in midstream business activities in Quicksilver Counties;

•	Quicksilver’s construction of the Lake Arlington Dry System and the Hill County Dry System and the obligations to repurchase those assets from Quicksilver at their fair market value;

•	Obligation to reimburse Quicksilver for all general and administrative expenses incurred by them on behalf of KGS; and

•	Quicksilver’s obligation to provide cross-indemnification for certain liabilities.
     Secondment Agreement — On August 10, 2007, Quicksilver and KGS’ general partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified employees of Quicksilver have been seconded to KGS’ general partner to provide operating, routine maintenance and other services with respect to the assets owned or operated by KGS. Under the Secondment Agreement, the general partner reimburses Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement is 10 years, but will extend for additional annual periods unless cancelled by either party with 180 days’ written notice.
     Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners LP (“Processing Partners”) and Cowtown Pipeline Partners LP (“Pipeline Partners”) together with Processing Partners (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of KGS. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for an initial term of 10 years, to dedicate and deliver for processing all of the natural gas produced on properties operated by Quicksilver within the Quicksilver Counties. The dedication does not oblige Quicksilver to develop the reserves subject to the Gas Gathering and Processing Agreement.
     Effective September 1, 2008, Quicksilver and KGS entered into the Sixth Amended and Restated Gas Gathering and Processing Agreement, which amended the previous agreement by specifying that Quicksilver has agreed to pay $0.4163 per MMBtu gathered and $0.5204 per MMBtu processed and a compression fee of up to $0.30 per MMBtu on the Cowtown System. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than KGS’ actual cost to perform such compression service. Quicksilver may also pay KGS a treating fee based on carbon dioxide content at the pipeline entry point. The rates above are each subject to an annual inflationary escalation.
     If KGS determines that the gathering or processing of Quicksilver’s production becomes uneconomical, KGS may cease gathering and processing Quicksilver’s production as long as the uneconomical conditions exist. If KGS is unable to provide either gathering or processing services, Quicksilver may use other providers. If KGS is unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.
     Absent written notice of termination, the Gas Gathering and Processing Agreement is automatically renewed for one year periods. In addition, if the Gas Gathering and Processing Agreement, or performance under this agreement, becomes subject to FERC jurisdiction, the agreement would be terminated unless both parties agree to continue the agreement.
     During the second quarter of 2008, KGS agreed to purchase land and a warehouse located in Hood County, Texas, from Quicksilver for a purchase price of $0.3 million and the reimbursement to Quicksilver of $0.6 million of costs. KGS also obtained additional easement rights for a total cost of $0.2 million from an affiliate of an entity that beneficially owns a small portion of KGS’ outstanding units.

     Contribution, Conveyance and Assumption Agreement — On August 10, 2007 KGS entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with its general partner, certain other affiliates of Quicksilver and the private investors. The following transactions, among others, occurred just prior to the KGS IPO pursuant to the Contribution Agreement:
•	the transfer of all of the interests of certain entities to KGS and its subsidiaries;

•	the issuance of the incentive distribution rights to the general partner and the continuation of its 2% general partner interest in KGS;

•	KGS’ issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and

•	KGS’ issuance of 816,873 common units and the right to receive $7.7 million to private investors in exchange for their contributed interests.
     Centralized cash management — Prior to the IPO, revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS Predecessor, are reflected as equity activity on the consolidated balance sheets and as a reduction of net cash provided by financing activities on the consolidated statements of cash flows. Subsequent to the KGS IPO, revenues settled and expenses paid on behalf of KGS are settled in cash on a monthly basis utilizing KGS bank accounts. As of December 31, 2008 revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS, are reflected as a receivable from or a payable to Quicksilver on the consolidated balance sheets and as a reduction of net cash provided by or used by operating activities on the consolidated statements of cash flows.
     Services to affiliates — KGS routinely conducts business with Quicksilver and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas. Fees were determined based on fees to third parties and reflect the cost of providing such services. Quicksilver has engaged us to operate midstream assets owned by it for a monthly fee of $75,000.
     Allocation of costs — The individuals supporting KGS operations are employees of Quicksilver. The consolidated financial statements include costs allocated to KGS by Quicksilver for centralized general and administrative services performed by Quicksilver, as well as depreciation of assets utilized by Quicksilver’s centralized general and administrative functions. Costs allocated to KGS are based on identification of Quicksilver’s resources which directly benefit KGS and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

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

Thousands of dollars
Future cash inflows	3,523,524
Future development costs	(212,951)
Future production expense	(1,843,986)

Future net cash flows	1,466,587
Discounted at 10% per year	(874,327)

Standardized measure of discounted future net cash flows	$592,260

     The standardized measure of discounted future net cash flows discounted at ten percent from production of proved reserves was developed as follows:
1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.	In accordance with SEC guidelines, the reserve engineers’ estimates of future net revenues from our estimated proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the prices relating to a portion of our oil and gas production. Arrangements in effect at December 31, 2008 are discussed in Note 14. Such risk management arrangements are not reflected in the reserve reports. Representative market prices at the as-of date for the reserve reports as of December 31, 2008 were $44.60 ($20.12 for Wyoming), per barrel of oil, and $5.71, per MMBTU of gas.

3.	The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs. Future net cash flows assume no future income tax expense as we are essentially a non-taxable entity except for two tax paying corporations whose future income tax liabilities on a discounted basis are insignificant.
     The principal sources of changes in the Standardized Measure of the future net cash flows for the year ended December 31, 2008 is presented below:

Thousands of dollars
Beginning balance	$1,912,467
Sales, net of production expense	(317,700)
Net change in sales and transfer prices, net of production expense	(1,306,752)
Previously estimated development costs incurred during year	57,694
Changes in estimated future development costs	(98,064)
Extensions, discoveries and improved recovery, net of costs	—
Purchase of reserves in place	—
Revision of quantity estimates and timing of estimated production	153,368
Accretion of discount	191,247

Ending balance	$592,260

22. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$115,849	$139,962	$130,249	$81,321
Gains (losses) on derivative instruments	(83,387)	(353,282)	407,441	361,330
Other revenue, net	875	643	806	596

Total revenue	$33,337	$(212,677)	$538,496	$443,247

Operating income (loss) (1)	(34,455)	(282,267)	468,625	277,451

Net income (loss) (1)	(41,140)	(286,240)	454,454	251,162

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Limited Partners’ interest in loss (1)	(40,867)	(284,494)	454,454	251,162

Basic net loss per limited partner unit (2)	(0.61)	(4.39)	8.63	4.77
Diluted net loss per limited partner unit (2)	(0.61)	(4.39)	8.41	4.65

Basic units outstanding	67,020,641	64,807,563	52,635,634	52,635,634
Diluted units outstanding	67,020,641	64,807,563	54,062,291	54,019,830

(1)	Fourth quarter 2008 includes $86.4 million for total impairments and price related adjustments and depreciation expense.

(2)	Due to changes in the number of weighted average common units outstanding that may occur each quarter, the earnings per unit amounts for certain quarters may not be additive.

Exhibits

Exhibit No.		Sequential Description

**2	.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)
**2	.2	Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
**2	.3	Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
3.1		Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference).
3.2		Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference).
3.3		Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference).
4.1		Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference).
4.2		Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference).
4.3		First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).
4.4		Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference).
4.5		Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 530, 2008 and included herein by reference).
4.6		Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference).

Exhibit No.	Sequential Description

4.7	Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).
10.1	Master Gas Purchase and Sale Agreement, dated March 1, 1999, between Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company’s Form S-1, File No. 333-89229, filed November 1, 2004 and included herein by reference).
10.2	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference).]
+ 10.3	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.4	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.5	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.6	Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.7	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.8	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.10	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference).
+ 10.11	Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.12	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.13	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.14	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.15	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).

Exhibit No.	Sequential Description

+ 10.16	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.17	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.18	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.19	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.20	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.21	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.22	Description of Non-Employee Director Compensation for Quicksilver Resources Inc. (filed as Exhibit 10.11 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.23	Quicksilver Resources Inc. 2007 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2007 and included herein by reference).
+ 10.24	Description of 2007 Cash Bonus (filed as Exhibit 10.3 to the Company’s Form 10-Q filed May 9, 2007 and included herein by reference).
+ 10.25	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference).
+ 10.26	Quicksilver Resources Inc. 2009 Executive Bonus Plan (filed as Exhibit 10.10 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.27	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.28	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.29	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.30	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference).
10.31	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).
10.32	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

Exhibit No.		Sequential Description

10.33		Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference).
10.34		Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference).
10.35		Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference).
10.36		Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference).
+10	.37	2007 Equity Plan (filed as Exhibit 99.1 to Quicksilver Gas Services LP’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+10	.38	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+10	.39	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+10	.40	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference).
+10	.41	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*** 21.1		List of subsidiaries of Quicksilver Resources Inc.
*** 23.1		Consent of Deloitte & Touche LLP.
*** 23.2		Consent of Schlumberger Data and Consulting Services.
*** 23.3		Consent of LaRoche Petroleum Consultants, Ltd.
* 23.4		Consent of Schlumberger Data and Consulting Services
* 23.5		Consent of Netherland, Sewell & Associates, Inc.
* 23.6		Consent of PricewaterhouseCoopers LLP
* 23.7		Consent of Deloitte & Touche LLP.
* 23.8		Consent of Deloitte & Touche LLP.
* 23.9		Consent of Deloitte & Touche LLP.
*** 24.1		Power of Attorney
* 31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request.

***	Filed with the Company’s original Annual Report on Form 10-K filed on March 3, 2009.

+	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quicksilver Resources Inc.

	By:	/s/ Philip Cook
Philip Cook
Dated: May 29, 2009		Senior Vice President — Chief Financial Officer

Exhibit Index

Exhibit No.		Sequential Description

**2	.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)
**2	.2	Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
**2	.3	Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
3.1		Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference).
3.2		Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference).
3.3		Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference).
4.1		Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference).
4.2		Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference).
4.3		First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).
4.4		Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference).
4.5		Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 530, 2008 and included herein by reference).
4.6		Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference).

4.7		Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).

Exhibit No.	Sequential Description
10.1	Master Gas Purchase and Sale Agreement, dated March 1, 1999, between Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company’s Form S-1, File No. 333-89229, filed November 1, 2004 and included herein by reference).
10.2	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference).]
+ 10.3	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.4	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.5	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.6	Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.7	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.8	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.10	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference).
+ 10.11	Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.12	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.13	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.14	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.15	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.16	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

Exhibit No.	Sequential Description

+ 10.17	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.18	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.19	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.20	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.21	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.22	Description of Non-Employee Director Compensation for Quicksilver Resources Inc. (filed as Exhibit 10.11 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.23	Quicksilver Resources Inc. 2007 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2007 and included herein by reference).
+ 10.24	Description of 2007 Cash Bonus (filed as Exhibit 10.3 to the Company’s Form 10-Q filed May 9, 2007 and included herein by reference).
+ 10.25	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference).
+ 10.26	Quicksilver Resources Inc. 2009 Executive Bonus Plan (filed as Exhibit 10.10 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.27	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.28	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.29	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.30	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference).
10.31	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).
10.32	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

10.33	Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference).

Exhibit No.		Sequential Description

10.34		Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference).
10.35		Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference).
10.36		Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference).
+10	.37	2007 Equity Plan (filed as Exhibit 99.1 to Quicksilver Gas Services LP’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+10	.38	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+10	.39	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+10	.40	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference).
+10	.41	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*** 21.1		List of subsidiaries of Quicksilver Resources Inc.
*** 23.1		Consent of Deloitte & Touche LLP.
*** 23.2		Consent of Schlumberger Data and Consulting Services.
*** 23.3		Consent of LaRoche Petroleum Consultants, Ltd.
* 23.4		Consent of Schlumberger Data and Consulting Services
* 23.5		Consent of Netherland, Sewell & Associates, Inc.
* 23.6		Consent of PricewaterhouseCoopers LLP
* 23.7		Consent of Deloitte & Touche LLP.
* 23.8		Consent of Deloitte & Touche LLP.
* 23.9		Consent of Deloitte & Touche LLP.
*** 24.1		Power of Attorney
* 31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request.

***	Filed with the Company’s original Annual Report on Form 10-K filed on March 3, 2009.

+	Identifies management contracts and compensatory plans or arrangements.