Form 10-K/A
period 2008-12-31
QUICKSILVER RESOURCES INC
filed 2009-06-17
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 3)

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
2009 Annual Meeting of Stockholders

Explanatory Note
          This Amendment No. 3 to the Annual Report on Form 10-K (this “Amendment No. 3” or this “Report”) of Quicksilver Resources Inc. (“Quicksilver”) for the year ended December 31, 2008, originally filed on March 3, 2009 (as amended on March 9, 2009 and June 1, 2009, the “Original Form 10-K”) is being filed to correct certain footnote disclosures regarding amounts reported for Quicksilver’s guarantor and non-guarantor subsidiaries and to include disclosure of information for restricted subsidiaries that was not previously presented. Notes 14 and 21 in the Original Form 10-K have been corrected for these matters. In Note 21 Condensed Consolidating Financial Information, the Company has identified and corrected errors in the presentation of its guarantor and non-guarantor condensed consolidating financial information. Also, as previously disclosed in Note 14 Long Term Debt, the Company indicated that it was in compliance with its long term debt, other notes and loans. Subsequent to the issuance of the Original Form 10-K, the Company determined that financial information about the Company and its restricted subsidiaries should be included in the notes to the consolidated financial statements pursuant to its supplemental indentures. Accordingly, Note 14 has been restated to reference the inclusion within Notes 21 and 27 of the condensed consolidating financial information about the Company and its restricted subsidiaries. Note 27 in Item 8 of this Amendment No. 3 contains added and restated guarantor and non-guarantor unaudited interim condensed consolidating financial information. Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 has also been revised to provide information about the Company and its restricted subsidiaries. Also, Item 9A Controls and Procedures has been amended to report the material weaknesses associated with the restatement described above and the risk factors in Item 1A Risk Factors have been similarly updated. Items previously included in the Original Form 10-K not affected by the restatement have been omitted.
          Except for the adoption of accounting pronouncements more fully discussed below, this Amendment No. 3 does not alter or adjust the consolidated results of operation, financial position or cash flows in the Original 10-K. Unless otherwise noted, all of the information in this Amendment No. 3 is as of December 31, 2008 and reflects no events after that date other than the restatement and the adoption of accounting pronouncements described below. Our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2009 originally filed on May 7, 2009 will also be amended and filed.
           The consents of Schlumberger Data and Consulting Services, LaRoche Petroleum Consultants, Ltd., Netherland, Sewell & Associates Inc., PricewaterhouseCoopers LLP and Deloitte & Touche LLP and new certifications of Quicksilver’s principal chief executive officer and principal financial officer are also filed as exhibits to this Amendment No. 3 under Item 15.
          Quicksilver is also amending the Original Form 10-K to revise certain financial information to correspond to the manner in which Quicksilver presents such financial information following its adoption of the accounting pronouncements described below. All changes to consolidated financial information solely relate to the adoption of accounting pronouncements and are unrelated to the error correction discussed above.
          As previously disclosed in the Quarterly Report on Form 10-Q for the three months ended March 31, 2009, on January 1, 2009, we adopted the following accounting pronouncements (collectively the “Adopted Pronouncements”):
•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”);

•	FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”); and

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”).
          This Report revises financial information to reflect the Company’s retrospective application of the Adopted Pronouncements including:
•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8. Financial Statements and Supplementary Data; and

•	Item 15. Exhibits and Financial Statement Schedules.

INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the Year Ended December 31, 2008

PART I
ITEM 1A.	Risk Factors

PART II
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9A.	Controls and Procedures
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules
Signatures

EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-23.5
EX-23.6
EX-23.7
EX-23.8
EX-23.9
EX-31.1
EX-31.2
EX-32.1

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “Quicksilver,” “we,” “us,” and “our” refer to Quicksilver Resources Inc. and its subsidiaries.

     As further discussed in Note 21 (Restated) to our consolidated financial statements in Item 8 to this Report the Company has corrected financial information previously reported and has included information about the Company and its restricted subsidiaries, and the following risk factors have been updated to reflect risks associated therewith.

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
     The nature of our ownership interest in a publicly-traded entity subjects us to market risks associated with most ownership interests traded on a public exchange. Sales of substantial amounts of BBEP limited partner units, or a perception that such sales could occur, and various other factors, could adversely affect the market price of BBEP limited partner units. Impairment to the carrying value of BBEP limited partnership units was recognized in the forth quarter of 2008, and could occur again in the future if the market price for BBEP units declines further. In the event of impairment of our BBEP units, we reduce the carrying value of our BBEP units and recognize expense in the amount of the impairment, which could be material and could adversely affect our financial condition and results of operations and our ability to borrow under and comply with the provisions of our debt agreements.

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
 The risks associated with our debt could adversely affect our business, financial condition and results of operations and the value of our securities.
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
     We have demands on our cash resources in addition to interest expense, including operating expenses, principal payments under our debt and funding of our capital expenditures. Our level of debt, the value of our oil and gas properties and other assets, the demands on our cash resources, and the provisions of our debt agreements could have important effects on our business and on the value of our securities. For example, they could:
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
     Our ability to pay principal and interest on our debt, to otherwise comply with the provisions of our debt agreements and to refinance our debt may be affected by economic and capital markets conditions and other factors that may be beyond our control. If we are unable to service our debt and fund our other liquidity needs, we will be forced to adopt alternative strategies that may include:
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
     Members of the Darden family, together with entities controlled by them, beneficially owned approximately 30% of our common stock as of December 31, 2008. As a result, they are generally able to significantly affect the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.
 A large number of our outstanding shares and shares to be issued upon conversion of our outstanding convertible debentures or exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
     Our shares that are eligible for future sale may adversely affect the price of our common stock. There were more than 167 million shares of our common stock outstanding at December 31, 2008. Approximately 116 million of these shares are freely tradable without substantial restriction or the requirement of future registration under the Securities Act. In addition, when the conditions permitting conversion of our convertible debentures are satisfied, the holders could elect to convert such debentures. Based on the applicable conversion rate at December 31, 2008, the holders’ election to convert such debentures could result in an aggregate of 9,816,270 shares of our common stock being issued. We also had 1,103,336 options outstanding to purchase shares of our common stock at December 31, 2008 as detailed in Note 20 to the consolidated financial statements in Item 8 of this annual report.

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
 We have identified material weaknesses in our internal controls that, if not properly corrected, could result in material misstatements in our financial statements.
     We and our auditors have identified two material weaknesses in our system of internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
     The first material weakness related to the preparation of combined financial information within our condensed consolidating financial information. The condensed consolidating information previously reported contained errors that included “combining adjustments” for non-guarantor subsidiaries being reported within “consolidating eliminations” and in the amounts reported for equity earnings of wholly owned subsidiaries. These errors did not affect the amounts previously reported in our consolidated financial statements. To remedy this material weakness, we have revised our process to better structure the preparation and allow for further review of our consolidating financial information.
     The second material weakness related to the monitoring of our financial reporting requirements, particularly with respect to the form and content of our condensed consolidating financial information and the financial information about the Company and our restricted subsidiaries. To remedy this material weakness we have enhanced our process for documenting and satisfying the full extent of our financial reporting requirements.
     Although there can be no assurances, we believe these enhancements and improvements, when repeated in future periods, will remediate the material weaknesses described above. If we are not able to remedy the material weaknesses in a timely manner, we may be unable to provide our securityholders with the required financial information in a timely and reliable manner and we may incorrectly report financial information, either of which could subject us to litigation and regulatory enforcement actions.

     As further discussed in Note 2 to our consolidated financial statements included in Item 8 of this Report, our consolidated financial statements for each period presented have been adjusted for the retrospective application of the Adopted Pronouncements.
Item 6. Selected Financial Data
     The following table sets forth, as of the dates and for the periods indicated, our selected financial information which for each of the three years in the period ended December 31, 2008 and as of December 31, 2008 and 2007 is derived from the consolidated financial statements included in Item 8. The remaining data is derived from the audited financial statements from earlier periods not included in this Report. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained in this Report. The following information is not necessarily indicative of our future results.

	Years Ended December 31,
	2008(2)	2007(3)	2006	2005	2004
	(In thousands, except for per share data and ratios)

Operating Results Information
Total revenues	$800,641	$561,258	$390,362	$310,448	$179,729
Operating income (loss)	(249,697)	803,581	174,196	149,129	60,693
Income (loss) before income taxes	(585,077)	730,806	126,248	122,658	44,597
Net income (loss) attributable to Quicksilver	(378,276)	475,390	90,006	83,979	30,720
Diluted earnings (loss) per common share (1)	$(2.33)	$2.87	$0.58	$0.54	$0.21
Dividends paid per share	—	—	—	—	—
Cash provided by operating activities	$456,566	$319,104	$242,186	$140,242	$84,847
Capital expenditures	2,279,927	1,020,684	619,061	331,805	215,106
Financial Condition Information
Property, plant and equipment — net	$3,797,715	$2,142,346	$1,679,280	$1,112,002	$802,610
Total assets	4,498,208	2,773,751	1,881,052	1,241,437	886,850
Long-term debt	2,586,046	788,518	887,917	469,330	357,282
Long-term obligations excluding debt	47,715	34,473	25,058	20,891	17,967
Total equity	1,211,563	1,192,468	602,119	406,399	330,515

(1)	Per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend in June 2005 and a two-for-one stock split effected in the form of a stock dividend in January 2008

(2)	Operating loss for 2008 includes a charge of $633.5 million for impairment associated with our U.S. oil and gas properties. Net loss also includes $93.3 million for pretax income attributable to the Company’s proportionate ownership of BBEP and a pretax charge of $320.4 million for impairment of that investment

(3)	Operating income includes a gain of $628.7 million recognized from the divestiture of the Company’s Northeast Operations and a charge of $63.5 million associated with the Michigan Sales Contract (See Notes 5 and 6 to the consolidated financial statements in Item 8 of this Report)

     As further discussed in Note 2 to our consolidated financial statements included in Item 8 of this Report, our consolidated financial statements for each period presented, as well as the financial information in the following discussion, have been adjusted for the retrospective application of the Adopted Pronouncements. Supplemental information has also been provided regarding the Company’s “restricted” subsidiaries under the caption “Quicksilver Resources Inc. and its Restricted Subsidiaries” below.
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
     Our MD&A includes the following sections:
•	Overview — a general description of our business; the value drivers of our business; measurements; and opportunities, challenges and risks.

•	Financial Risk Management — information about debt financing and financial risk management.

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our financial statements.

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments.

•	Critical Accounting Estimates — a discussion of critical accounting estimates that represent choices between acceptable alternatives and/or require management judgments and assumptions.
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

	Years Ended December 31,
	2008	2007	2006
Organic reserve growth (1)	29%	59%	46%
Production volumes (Bcfe)	96.2	77.9	61.3
Cash flow from operating activities (in millions)	$456.6	$319.1	$242.2
Diluted earnings (loss) per share (2)	$(2.33)	$2.87	$0.58

(1)	Organic growth excludes reserves acquired or divested from beginning and ending reserves and from production. This ratio is calculated by subtracting adjusted beginning of the year proved reserves from adjusted end of the year proved reserves and dividing by adjusted beginning of the year proved reserves. Adjusted beginning of the year reserves are calculated by deducting sold reserves and adjusted current year production from beginning of the year reserves. Adjusted current year production excludes production from purchased reserves. Adjusted end of the year reserves are calculated by deducting purchased reserves from end of the year reserves.

(2)	Operating loss for 2008 includes a pretax charge of $633.5 million for impairment associated with our U.S. oil and gas properties. Net loss also includes $93.3 million of pretax income attributable to the Company’s proportionate ownership of BBEP and a pretax charge of $320.4 million for impairment of that investment.
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

RESULTS OF OPERATIONS
Revenue
Natural Gas, NGL and Crude Oil
     Production Revenue:

	Natural Gas			NGL			Oil and Condensate			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)
Texas	$371.1	$121.6	$63.0	$198.1	$106.7	$22.8	$30.4	$9.2	$5.0	$599.6	$237.5	$90.8
Northeast Operations	—	100.8	137.5	—	4.5	5.4	—	18.6	21.2	—	123.9	164.1
Other U.S.	0.6	0.3	0.8	0.8	0.6	0.5	14.8	10.2	9.5	16.2	11.1	10.8
Hedging	(2.2)	26.3	5.4	(8.6)	(5.2)	—	(7.1)	(0.7)	(0.5)	(17.9)	20.4	4.9

Total U.S.	369.5	249.0	206.7	190.3	106.6	28.7	38.1	37.3	35.2	597.9	392.9	270.6
Canada	182.7	126.4	106.0	0.4	0.2	0.3	—	—	—	183.1	126.6	106.3
Hedging	(0.2)	25.6	9.7	—	—	—	—	—	—	(0.2)	25.6	9.7

Total Canada	182.5	152.0	115.7	0.4	0.2	0.3	—	—	—	182.9	152.2	116.0

Total	$552.0	$401.0	$322.4	$190.7	$106.8	$29.0	$38.1	$37.3	$35.2	$780.8	$545.1	$386.6

     Average Daily Production Volumes:

	Natural Gas			NGL			Oil and Condensate			Equivalent Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(MMcfd)			(Bbld)			(Bbld)				(MMcfed)
Texas	122.8	50.1	23.9	11,425	6,395	1,579	873	349	215	196.6	90.6	34.7
Northeast Operations	—	56.1	71.7	—	331	419	—	799	930	—	62.9	79.8
Other U.S.	0.3	0.3	0.3	36	29	31	447	452	463	3.2	3.2	3.3

Total U.S.	123.1	106.5	95.9	11,461	6,755	2,029	1,320	1,600	1,608	199.8	156.7	117.8
Canada	63.0	56.8	50.0	3	13	14	—	—	—	63.0	56.9	50.0

Total	186.1	163.3	145.9	11,464	6,768	2,043	1,320	1,600	1,608	262.8	213.6	167.8

     Average Realized Prices:

	Natural Gas			NGL			Oil and Condensate			Equivalent Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(per Mcf)			(per Bbl)			(per Bbl)			(per Mcfe)
Texas	$8.26	$6.65	$7.22	$47.38	$45.70	$39.56	$95.16	$72.37	$63.62	$8.33	$7.18	$7.18
Northeast Operations	—	4.92	5.25	—	37.36	35.27	—	63.81	62.33	—	5.40	5.63
Other U.S.	7.43	4.68	6.85	70.52	52.35	46.55	89.41	61.49	56.25	13.92	9.63	9.03
Hedging — U.S.	(0.05)	0.81	0.18	(2.06)	(2.10)	—	(14.72)	(1.19)	(0.77)	(0.25)	0.45	0.11
Total U.S.	$8.20	$6.40	$5.90	$45.39	$43.22	$38.78	$78.83	$63.87	$59.99	$8.18	$6.87	$6.29
Canada	7.92	6.10	5.82	325.52	48.02	49.03	—	—	—	7.94	6.10	5.82
Hedging — Canada	(0.01)	1.23	0.53	—	—	—	—	—	—	(0.01)	1.23	0.53
Total Canada	$7.91	$7.33	$6.35	$325.52	$48.02	$49.03	$—	$—	$—	$7.93	$7.33	$6.35
Total	$8.10	$6.73	$6.05	$45.44	$43.23	$38.85	$78.83	$63.87	$59.99	$8.12	$6.99	$6.31
     The following table summarizes the changes in our natural gas, NGL and crude oil revenue:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for 2006	$322,357	$28,978	$35,205	$386,540
Volume changes	42,735	74,546	(171)	117,110
Price changes	35,897	3,263	2,279	41,439

Revenue for 2007	$400,989	$106,787	$37,313	$545,089
Volume changes	57,227	74,591	(6,463)	125,355
Price changes	93,830	9,288	7,226	110,344

Revenue for 2008	$552,046	$190,666	$38,076	$780,788

     Our natural gas revenue for 2008 increased as a result of both a $1.37 per Mcf increase in realized prices and a 22.8 MMcfd increase in volumes as compared to 2007. Natural gas production in the U.S. increased 72.7 MMcfd as a result of the impact of new wells placed into production partially offset by production declines for existing wells, primarily in the Fort Worth Basin. The November 2007 divestiture of our Northeast Operations reduced our natural gas production by 56.1 MMcfd and the Alliance Acquisition increased production by 17.0 MMcfd on an annualized basis. Additional wells on our Canadian interests increased production by 6.2 MMcfd from 2007.
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
Other Revenue
     Other revenue, consisting primarily of revenue from the processing, gathering and marketing of natural gas, was $19.9 million for 2008, an increase of $3.7 million compared with 2007. Throughput from third parties in our gathering and processing assets operated by KGS increased other revenue by $6.2 million. Partially offsetting the increase was the absence of $4.9 million of Canadian government grants for new drilling techniques we received in 2007.
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
Texas
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
Production and ad valorem taxes
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
•	the forward strip prices on December 31, 2008, which featured future price increases and more appropriately reflect expected future realized prices, were used in place of year-end prices held constant;

•	production expense was adjusted to reflect actual consolidated oil and gas production expenses; and

•	income tax considerations are excluded from the analysis although they are required for the ceiling test computation.
Management’s alternate pretax valuation related to its proved oil and gas reserves at December 31, 2008 as described above was as follows:

	United States	Canada	Total
	(In thousands)
Future revenues	$13,047,702	$2,012,958	$15,060,660
Future production costs	(4,300,591)	(550,345)	(4,850,936)
Future development costs	(1,195,503)	(112,330)	(1,307,833)

Future net pretax cash flows	7,551,608	1,350,283	8,901,891
10% discount	(4,188,201)	(721,623)	(4,909,824)

Management’s estimate of pretax discounted future cash flows relating to proved reserves	$3,363,407	$628,660	$3,992,067

General and Administrative Expense

	Years Ended December 31,
	2008		2007		2006
	(In thousands, except per unit amounts)
		Per		Per		Per
		Mcfe		Mcfe		Mcfe
General and administrative expense
Cash expense	$49,982	$0.52	$38,595	$0.49	$21,182	$0.35
Litigation resolution	9,633	0.10	—	—	—	—
Equity compensation	12,639	0.13	8,465	0.11	4,454	0.07

Total general and administrative expense	$72,254	$0.75	$47,060	$0.60	$25,636	$0.42

     We recognized a charge of $9.6 million in 2008 as a result of the settlement of litigation as discussed in Note 17 to our consolidated financial statements in Item 8 of this Report. The most significant increase in recurring general and administrative expense for 2008 was a $14.4 million increase in employee compensation and benefits, including increases of $4.2 million of non-cash expense for vesting of stock-based compensation and $1.3 million in performance-based compensation. The remaining $8.9 million increase in employee compensation is related to additional headcount which was necessary to bring our infrastructure to a level needed to accommodate growth in our operations and production. After consideration of the BreitBurn Transaction investment banking fees of $2.0 million recognized in 2007, fees for legal, accounting and other professional services increased general and administrative expense by approximately $2.8 million, which resulted from additional regulatory filing requirements, litigation costs, expenses associated with evaluation of complex business transactions and the full year effect of KGS being a publicly-traded partnership.

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
Other Components of Operating Income
     During 2007, we recognized a gain of $628.7 million as a result of our divestiture of the Northeast Operations, and we recorded a loss on the Michigan Sales Contract related to delivery of volumes in Michigan. Further information regarding these transactions is included in Item 8 of this Report.
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
Interest Expense

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Interest costs	$118,323	$77,753	$51,655
Less: Interest capitalized	(9,225)	(1,091)	(1,882)

Interest expense	$109,098	$76,662	$49,773

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
     For 2007, interest expense increased $26.9 million from 2006 primarily as a result of both higher debt balances and higher prevailing rates on the variable portion of our debt. The increases in 2007 debt balances primarily relate to the drilling and midstream expansion programs undertaken in 2007, but were partially offset by our debt reductions in November, funded by proceeds from our Northeast Operations’ divestiture.

Income Taxes

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax expense (benefit)	$(211,455)	$254,361	$36,151
Effective tax rate	36.1%	34.8%	28.6%
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
     Income tax expense for 2007 was $254.4 million which yielded the effective rate of 34.8%. The 620 basis point increase in the effective rate is principally due to taxes on the gain associated with the divestiture of our Northeast Operations at the U.S. statutory rate, which is higher than the comparable Canadian rate. Thus our taxable income was more heavily weighted toward the U.S. in 2007 compared with 2006. Also, the recognition in 2007 of tax expenses pursuant to FIN 48 and a decrease in the tax credits generated by our Canadian operations increased the effective rate, offset in part by a reduction for the effect of a future tax rate reduction in Canada. Our U.S. income tax expense of approximately 35.5% was established using the statutory U.S. federal rate of 35% plus the effects of the Texas margin tax that was enacted in May 2006. Our Canadian tax expense was established using the combined federal and provincial rate of 29% and the effects of tax rate reductions that were enacted in 2007.
Quicksilver Resources Inc. and its Restricted Subsidiaries
     The indentures under both the Company’s Senior Notes and the Company’s Senior Subordinated Notes distinguish between “restricted” subsidiaries and “unrestricted” subsidiaries. The Company’s unrestricted subsidiaries consist of:
•	Quicksilver Gas Services Holdings LLC;
•	Quicksilver Gas Services GP LLC;
•	Quicksilver Gas Services LP;
•	Quicksilver Gas Services Operating LLC;
•	Quicksilver Gas Services Operating GP LLC;
•	Cowtown Pipeline Partners L.P.; and
•	Cowtown Gas Processing Partners L.P.
     All of the Company’s other subsidiaries are restricted subsidiaries (collectively, the “Restricted Subsidiaries”). The Company and its Restricted Subsidiaries conduct all of the Company’s exploration and production activities, and the “unrestricted subsidiaries” only conduct midstream operations.
      The combined results of operations for the Company and its restricted subsidiaries are substantially similar to the Company’s consolidated results of operations, which are discussed above under “Results of Operations.” The combined financial position of the Company and its restricted subsidiaries and the Company’s consolidated financial position are materially the same except for the property, plant and equipment purchased by the unrestricted subsidiaries since the KGS IPO, the borrowings under the KGS credit facility and the equity of the unrestricted subsidiaries. The other balance sheet items are discussed below in “Financial Position.” The combined operating cash flows, financing cash flows and investing cash flows for the Company and its restricted subsidiaries are substantially similar to the Company’s consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Liquidity, Capital Resources and Financial Position.” Further information regarding the Company, its restricted subsidiaries and its unrestricted subsidiaries is included in Item 8 of this Report.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
Cash Flow Activity
     Operating Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$456,566	$319,104	$242,186

     Cash flows provided by operating activities in 2008 were $456.6 million, an increase of $137.5 million or 43% from 2007. The increase in operating cash flows results from a 23% production increase and a 16% increase in realized price per Mcfe. Payments of $46.6 million for income taxes and other uses of working capital partially offset the increase in net income.
     Cash flows provided by operating activities in 2007 were $319.1 million, an increase of $76.9 million or 32% from 2006. The cash flows increased due to a 27% production increase, an 11% realized price increase and higher cash flows provided by working capital.
     Investing Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Purchases of property, plant and equipment	$(1,286,715)	$(1,020,684)	$(619,061)
Alliance Acquisition	(993,212)	—	—
Return of investment from equity affiliates	—	9,635	1,923
Proceeds from sales of properties & equipment	1,339	741,297	5,113

Net cash used by investing activities	$(2,278,588)	$(269,752)	$(612,025)

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
Financing Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flow provided by financing activities:
Issuance of debt	$2,948,672	$817,821	$694,682
Repayments of debt	(1,096,163)	(968,557)	(350,754)
Debt issuance costs	(25,219)	(5,130)	(9,213)
Noncontrolling interest contributions	—	109,809	7,291
Noncontrolling interest distributions	(8,644)	(8,794)	—
Proceeds from exercise of stock options	1,244	21,387	19,689
Excess tax benefit on exercise of stock options	—	2,755	—
Purchase of treasury stock	(23,137)	(1,567)	(384)

Net cash provided (used) by financing activities	$1,796,753	$(32,276)	$361,311

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

     The credit facility contain covenants that are more fully described in Note 14 to the consolidated financial statements in Item 8 of this Report. At December 31, 2008, approximately $369 million was available for borrowing under our Senior Secured Credit Facility and we were in compliance with all covenants. As of January 31, 2009, we had borrowed an additional $130 million under the credit facility. Our ability to remain in compliance with the financial covenants in our credit facility may be affected by events beyond our control, including market prices for our products. Any future inability to comply with these covenants, unless waived by the requisite lenders, could adversely affect our liquidity by rendering us unable to borrow further under our credit facilities and by accelerating the maturity of our indebtedness.
     In connection with the KGS IPO, KGS entered into a five-year $150 million senior secured revolving credit facility (“KGS Credit Agreement”). In October 2008, the lenders increased the facility to $235 million. Additionally, the revised KGS Credit Agreement features an accordion option of $115 million that allows for the facility to increase to $350 million upon lender approval. KGS must maintain certain financial ratios that can limit its borrowing capacity. The KGS Credit Agreement contains covenants that are more fully described in Note 14 to the consolidated financial statements in Item 8 of this Report. At December 31, 2008, KGS’ borrowing capacity was $235 million, and KGS had $175 million in borrowings outstanding under the KGS Credit Agreement. KGS was in compliance with all covenants as of December 31, 2008. KGS’s ability to remain in compliance with the financial covenants in its credit facility may be affected by events beyond our control. Any future inability to comply with these covenants, unless waived by the requisite lenders, could adversely affect our liquidity by rendering KGS unable to borrow further under its credit facility and by accelerating the maturity of its indebtedness.
     As of December 31, 2008, 2007 and 2006, our total capitalization was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Long-term and short-term debt:
Senior secured credit facility	$827,868	$310,710	$421,123
Senior secured second lien facility	641,555	—	—
Senior notes	469,062	—	—
Senior subordinated notes	350,000	350,000	350,000
Convertible subordinated debentures	129,240	122,808	116,794
KGS credit agreement	174,900	5,000	—
Various loans	—	34	400

Total debt	2,592,625	788,552	888,317
Total equity	1,211,563	1,192,468	602,119

Total capitalization	$3,804,188	$1,981,020	$1,490,436

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

	Payments Due by Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt	$2,632,373	$6,579	$1,022,505	$628,289	$975,000
Scheduled interest obligations	485,995	71,428	202,342	134,130	78,095
Transportation contracts	399,016	8,768	100,240	93,121	196,887
Purchase obligations	13,800	13,800	—	—	—
Natural gas supply contract	8,063	8,063	—	—	—
Drilling rig contracts	71,550	45,620	25,930	—	—
Asset retirement obligations	35,193	440	189	126	34,438
Financial derivative obligations	1,865	1,865	—	—	—
Unrecognized tax benefits	9,255	—	9,255	—	—
Operating lease obligations	7,484	3,612	3,863	9	—

Total obligations	$3,664,594	$160,175	$1,364,324	$855,675	$1,284,420

•	Long-Term Debt. As of December 31, 2008, our outstanding indebtedness included $828 million outstanding under our Senior Secured Credit Facility, $655 million under our Senior Secured Second Lien Facility, $475 million of Senior Notes, $350 million of Senior Subordinated Notes, $150 million face value ($129.2 million carrying value) of convertible debentures and $175 million outstanding under the KGS credit facility (all before discount). Based upon our debt outstanding and interest rates in effect at December 31, 2008, we anticipate interest payments, including our scheduled interest obligations of $71.4 million, to be approximately $146.3 million in 2009. Although we do not expect year-over-year increased borrowings under our Senior Secured Credit Facility during 2009, should we be required to increase those borrowings and based on interest rates in effect at December 31, 2008, an additional $50 million in borrowings would result in additional annual interest payments of approximately $1.7 million. If the borrowing base under our Senior Secured Credit Facility were to be fully utilized by year-end 2009 at interest rates in effect at December 31, 2008, we estimate that interest payments would increase by approximately $12.8 million. If interest rates on our December 31, 2008 variable debt balance of $1.7 billion increase or decrease by one percentage point, our annual pretax income would decrease or increase by $1.7 million.

•	Scheduled Interest Obligations. As of December 31, 2008, we had scheduled interest payments of $39.2 million annually on our $475 million of Senior Notes due July 1, 2015, $24.9 million annually on our $350 million of Senior Subordinated Notes due March 31, 2016 and $2.8 million annually on our $150 million of contingently convertible debentures due November 1, 2024.

•	Transportation Contracts. Under contracts with various pipeline companies, we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any volume deficiencies at a specified reservation fee rate. Our production committed to the pipelines is expected to meet, or exceed, the daily volumes provided in the contracts.

•	Purchase Obligations. At December 31, 2008, we were under contract to purchase goods and services for completion of the Corvette Plant and for compressors. Total remaining cash obligations for such items were $13.8 million, including $1.2 million of goods and services recognized during 2008. The Corvette Plant was placed into service during the first quarter of 2009.

•	Natural Gas Supply Contract. During 2007, we determined we would no longer deliver a portion of our natural gas production to supply the contractual volumes under the Michigan Sales Contract. We recorded a loss of $63.5 million for the fair value of the remaining contractual volumes during 2007. At December 31, 2008, we had a remaining liability of $8.1 million covering the remaining volumes under the contract that ends March 31, 2009.

•	Drilling Rig Contracts. We lease drilling rigs from third parties for use in our development and exploration programs. The outstanding drilling rig contracts require payment of a specified day rate ranging from $20,000 to $23,200 for the entire lease term regardless of our utilization of the drilling rigs.

•	Asset Retirement Obligations. Our obligations result from the acquisition, construction or development and the normal operation of our long-lived assets.

•	Financial Derivative Obligations. We utilize financial derivatives to manage price risk associated with our production revenue. The recorded assets and liabilities associated with our derivative obligations were estimated based on published market prices of commodities for the periods covered by the contracts. These amounts do not necessarily reflect the payments that will be made to settle these obligations.

•	Unrecognized Tax Benefits. We have recorded obligations that have resulted from tax benefit claims in our tax returns that do not meet the recognition standard of more likely than not to be sustained upon examination by tax authorities. The $9.3 million balance of unrecognized tax benefits includes $8.9 million of amounts that, if recognized, would reduce our effective tax rate.

•	Operating Lease Obligations. We lease office buildings and other property under operating leases. Our operating lease obligations include $0.6 million of future lease payments to an affiliated entity, which is owned by members of the Darden family.
     Commercial Commitments. We had the following commercial commitments as of December 31, 2008:

	Amounts of Commitments by Expiration Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Purchase commitments	$3,400	$3,400	$—	$—	$—
Surety bonds	41,284	41,284	—	—	—
Standby letters of credit	3,047	3,047	—	—	—

Total	$47,731	$47,731	$—	$—	$—

•	Purchase Commitments. Purchase commitments have been made to ensure delivery of material and parts required for our drilling and completion programs and KGS infrastructure expansions.

•	Surety Bonds. Our surety bonds have been issued to fulfill contractual, legal or regulatory requirements. All of our surety bonds have an annual renewal option.

•	Standby Letters of Credit. Our letters of credit have been issued to fulfill contractual or regulatory requirements. All of these letters of credit were issued under our Senior Secured Credit Facility and have an annual renewal option.

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
     Our significant accounting policies are discussed in Item 8 of this Report. Management believes that the following accounting estimates are the most critical in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
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
     Adoption of FSP No. 39-1 — On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends GAAP to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company adopted FSP No. 39-1 on January 1, 2008 without significant impact.
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
     On January 1, 2009, the Company also adopted FSP APB 14-1, SFAS No. 160 and FSP EITF 03-6-1 as more fully discussed previously.

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

Item 8. Financial Statements and Supplementary Data
QUICKSILVER RESOURCES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 (Restated)

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
As discussed in Notes 14 and 21 to the consolidated financial statements, the accompanying 2008 financial statements have been restated.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been adjusted for the retrospective application of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB 51 (“SFAS 160”), FASB Staff Position APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), and FASB Staff Position EITF 03-6-1: Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), all of which were adopted by the Company on January 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 (June 16, 2009 as to the effects of the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting, as revised) expressed an adverse opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
March 2, 2009 (June 16, 2009 as to the effects of the restatement as discussed in Notes 14 and 21, and as to the effects of the adoption of SFAS 160, FSP APB 14-1, and FSP EITF 03-6-1, and the related disclosures in Notes 2, 4, 12, 14, 16, 18 and 21)

QUICKSILVER RESOURCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
In thousands, except for per share data

	2008	2007	2006
Revenues
Natural gas, NGL and crude oil	$780,788	$545,089	$386,540
Other	19,853	16,169	3,822

Total revenues	800,641	561,258	390,362

Operating expenses
Oil and gas production expense	135,661	136,831	95,176
Production and ad valorem taxes	16,794	16,142	15,619
Other operating costs	3,918	2,792	1,461
Depletion, depreciation and accretion	188,196	120,697	78,800
General and administrative	72,254	47,060	25,636

Total expenses	416,823	323,522	216,692
Impairment related to oil and gas properties	(633,515)	—	—
Income from equity affiliates	—	661	526
Gain on sale of oil and gas properties	—	628,709	—
Loss on natural gas sales contract	—	(63,525)	—

Operating income (loss)	(249,697)	803,581	174,196
Income from earnings of BBEP	93,298	—	—
Impairment of investment in BBEP	(320,387)	—	—
Other income — net	807	3,887	1,825
Interest expense	(109,098)	(76,662)	(49,773)

Income (loss) before income taxes	(585,077)	730,806	126,248
Income tax (expense) benefit	211,455	(254,361)	(36,151)

Net income (loss)	(373,622)	476,445	90,097
Net income attributable to noncontrolling interests	(4,654)	(1,055)	(91)

Net income (loss) attributable to Quicksilver	$(378,276)	$475,390	$90,006

Other comprehensive income (loss)
Reclassification adjustments related to settlements of derivative contracts — net of income tax	11,969	(34,648)	(9,707)
Net change in derivative fair value — net of income tax	182,472	(14,794)	83,410
Foreign currency translation adjustment	(49,403)	29,409	(1,222)

Comprehensive income (loss)	$(233,238)	$455,357	$162,487

Earnings (loss) per common share — basic	$(2.33)	$3.04	$0.58
Earnings (loss) per common share — diluted	$(2.33)	$2.87	$0.58
Basic weighted average shares outstanding	162,004	156,517	153,988
Diluted weighted average shares outstanding	162,004	168,029	166,266
The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
In thousands, except for share data

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$2,848	$28,226
Accounts receivable — net of allowance for doubtful accounts	143,315	90,244
Derivative assets at fair value	171,740	10,797
Current deferred income tax asset	—	18,946
Other current assets	75,433	42,188

Total current assets	393,336	190,401
Investments in equity affiliates	150,503	420,171
Property, plant and equipment — net
Oil and gas properties, full cost method (including unevaluated costs of $543,533 and $215,228, respectively)	3,142,608	1,764,400
Other property and equipment	655,107	377,946

Property, plant and equipment — net	3,797,715	2,142,346
Derivative assets at fair value	116,006	354
Other assets	40,648	20,479

	$4,498,208	$2,773,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,579	$34
Accounts payable	282,636	192,855
Income taxes payable	40	46,601
Accrued liabilities	66,923	54,981
Derivative liabilities at fair value	9,928	64,104
Current deferred tax liability	52,393	—

Total current liabilities	418,499	358,575
Long-term debt	2,586,046	788,518
Asset retirement obligations	34,753	23,864
Derivative liabilities at fair value	—	16,327
Other liabilities	12,962	10,609
Deferred income taxes	234,385	383,390
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, respectively; 171,742,699 and 160,633,270 shares issued, respectively	1,717	1,606
Paid in capital in excess of par value	656,958	378,622
Treasury stock of 4,572,795 and 2,616,726 shares, respectively	(35,441)	(12,304)
Accumulated other comprehensive income	185,104	40,066
Retained earnings	376,488	754,764

Quicksilver stockholders’ equity	1,184,826	1,162,754
Noncontrolling interests	26,737	29,714

Total equity	1,211,563	1,192,468

	$4,498,208	$2,773,751

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
In thousands, except for share data

	2008	2007	2006
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—	$—

Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized
Balance at beginning of year	1,606	1,578	1,547
Issuance of common stock — Alliance Acquisition	104	—	—
Issuance of common stock — restricted stock	5	6	9
Issuance of common stock — stock options	2	22	22

Balance at end of year: 171,742,699, 160,633,270 and 157,783,515 shares issued at December 31, 2008, 2007 and 2006, respectively	1,717	1,606	1,578

Paid in capital in excess of par value
Balance at beginning of year	378,622	264,078	237,874
Stock issuance — Alliance Acquisition	261,988	—	—
Stock options exercised	1,242	21,365	19,667
Stock-based compensation expense recognized	15,106	11,108	6,537
Contributions received for subsidiary common units	—	79,316	—
Tax benefit related to stock options exercised	—	2,755	—

Balance at end of year	656,958	378,622	264,078

Treasury stock, at cost
Balance at beginning of year	(12,304)	(10,737)	(10,353)
Acquisition of treasury stock	(23,137)	(1,567)	(384)

Balance at end of year: 4,572,795, 2,616,726 and 2,579,671 shares at December 31, 2008, 2007, and 2006, respectively	(35,441)	(12,304)	(10,737)

Accumulated other comprehensive income
Deferred gains (losses) on hedge derivatives
Balance at beginning of year	(4,248)	45,194	(28,509)
Reclassification adjustments related to settlements of derivative contracts	11,969	(34,648)	(9,707)
Net change in derivative fair value	182,472	(14,794)	83,410

Balance at end of year	190,193	(4,248)	45,194

Deferred foreign exchange adjustment
Balance at beginning of year	44,314	14,905	16,127
Foreign currency translation adjustment	(49,403)	29,409	(1,222)

Balance at end of year	(5,089)	44,314	14,905

Total accumulated other comprehensive income	185,104	40,066	60,099

Retained earnings
Balance at beginning of year	754,764	279,719	189,713
Adoption of FIN 48	—	(345)	—
Net income (loss)	(378,276)	475,390	90,006

Balance at end of year	376,488	754,764	279,719

Quicksilver’s stockholders’ equity	$1,184,826	$1,162,754	$594,737

Noncontrolling interest
Balance at beginning of year	29,714	7,382	—
Net income	4,654	1,055	91
Contributions by noncontrolling interests	—	29,942	7,291
Stock-based compensation expense	1,013	129	—
Distributions paid on KGS common units	(8,644)	(8,794)	—

Balance at end of year	26,737	29,714	7,382

Total Equity	$1,211,563	$1,192,468	$602,119

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS END DECEMBER 31, 2008, 2007 AND 2006
In thousands

	2008	2007	2006
Operating activities:
Net income (loss)	$(373,622)	$476,445	$90,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	188,196	120,697	78,800
Impairment related to oil and gas properties	633,515	—	—
Deferred income tax expense (benefit)	(166,440)	207,796	35,878
(Gain) loss from sale of properties	605	(627,348)	188
Non-cash (gain) loss from hedging and derivative activities	(1,139)	62,515	—
Stock-based compensation	16,128	11,243	6,546
Amortization of deferred charges	1,014	2,189	226
Non-cash interest expense	12,201	8,185	7,782
Income from equity affiliates in excess of cash distributions	(50,762)	—	—
Impairment of investment in BBEP	320,387	—	—
Provision for doubtful accounts	—	(349)	701
Divestiture expenses	—	2,015	—
Changes in assets and liabilities
Accounts receivable	(53,071)	(14,423)	(1,100)
Prepaid expenses and other assets	(5,448)	(4,805)	(5,021)
Accounts payable	7,602	18,939	15,193
Income taxes payable	(46,561)	46,012	308
Accrued and other liabilities	(26,039)	9,993	12,588

Net cash provided by operating activities	456,566	319,104	242,186

Investing activities:
Purchases of property, plant and equipment	(1,286,715)	(1,020,684)	(619,061)
Alliance Acquisition	(993,212)	—	—
Return of investment from equity affiliates	—	9,635	1,923
Proceeds from sales of properties and equipment	1,339	741,297	5,113

Net cash used in investing activities	(2,278,588)	(269,752)	(612,025)

Financing activities:
Issuance of debt	2,948,672	817,821	694,682
Repayments of debt	(1,096,163)	(968,557)	(350,754)
Debt issuance costs	(25,219)	(5,130)	(9,213)
Noncontrolling interest contributions	—	109,809	7,291
Noncontrolling interest distributions	(8,644)	(8,794)	—
Proceeds from exercise of stock options	1,244	21,387	19,689
Excess tax benefits on exercise of stock options	—	2,755	—
Purchase of treasury stock	(23,137)	(1,567)	(384)

Net cash provided by (used in) financing activities	1,796,753	(32,276)	361,311

Effect of exchange rate changes in cash	(109)	5,869	(509)

Net increase (decrease) in cash	(25,378)	22,945	(9,037)
Cash and cash equivalents at beginning of period	28,226	5,281	14,318

Cash and cash equivalents at end of period	$2,848	$28,226	$5,281

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
2. ADJUSTMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Adjustment for Retrospective Application of FSP APB 14-1, SFAS No. 160 and FSP EITF 03-6-1
     We have adjusted the financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 to reflect our adoption of FSP APB 14-1, SFAS No. 160 and FSP EITF 03-6-1.
FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion
     FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized. FSP APB 14-1 requires bifurcation of the debt and equity components of convertible debt. It also requires recognition of interest cost at an issuer’s effective interest rate instead of the stated or coupon rate. The Company adopted FSP APB 14-1 January 1, 2009, which also requires retrospective application to the terms of the Company’s instruments as they existed for all periods presented. The adoption of FSP APB 14-1 affects the accounting for the Company’s Convertible Debentures issued in 2004 and due 2024. The retrospective application of this pronouncement affects each of the years included in these consolidated financial statements and earlier periods and generally results in lower net earnings by virtue of higher interest expense.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, formerly referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated income statement. The retrospective application of this pronouncement affects years 2006 through 2008, but only affects the amounts reported on the balance sheet and the placement of amounts within the income statement. It has no effect on the net earnings (loss) or cash flows previously reported.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities
     Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company’s restricted stock grants issued as part of employees’ stock-based compensation have been identified as participating securities and have been included in the basic earnings per share calculation for the periods contained in this Report. The retrospective application of this pronouncement affects each of the years included in these consolidated financial statements and earlier periods, but only affects earnings per share and has no impact on net earnings (loss), cash flow or balance sheet amounts as previously reported.
     The following table summarizes the effect of the retrospective application of the Adopted Pronouncements on certain previously reported line items:
Summarized Consolidated Statements of Operations information:

	Year Ended December 31,
	2008(1)		2007(2)		2006(3)
		As Revised		As Revised		As Revised
	Originally	for New	Originally	for New	Originally	for New
(Amounts in $000’s, except per share data)	Reported	GAAP	Reported	GAAP	Reported	GAAP
Interest expense	$102,510	$109,098	$70,527	$76,662	$44,061	$49,773
Income (loss) before income taxes	(578,489)	(585,077)	736,941	730,806	131,960	126,248
Income tax (expense) benefit	209,149	211,455	(256,508)	(254,361)	(38,150)	(36,151)
Minority interest expense, net of tax	4,654	—	1,055	—	91	—
Net income (loss)	(373,994)	(373,622)	479,378	476,445	93,719	90,097
Net income attributable to noncontrolling interests	—	4,654	—	1,055	—	91
Net income (loss) attributable to Quicksilver	(373,994)	(378,276)	479,378	475,390	93,719	90,006
Earnings (loss) per common share — basic	$(2.31)	$(2.33)	$3.08	$3.04	$0.61	$0.58
Earnings (loss) per common share — diluted	$(2.31)	$(2.33)	$2.86	$2.87	$0.58	$0.58
Basic weighted average shares outstanding	161,622	162,004	155,475	156,517	153,413	153,988
Diluted weighted average shares outstanding	161,622	162,004	168,029	168,029	166,266	166,266

(1)	Adjustments to 2008 are an increase to interest expense of $6,588, an increase to income tax benefit of $ 2,306 and an increase in basic and diluted weighted average shares outstanding of 382.

(2)	Adjustments to 2007 are an increase to interest expense of $6,135, a decrease to income tax expense of $2,147 and an increase in basic weighted average shares outstanding of 1,042.

(3)	Adjustments to 2006 are an increase to interest expense of $5,712, a decrease to income tax expense of $1,999 and an increase in basic weighted average shares outstanding of 575.

Consolidated Balance Sheet information:

	December 31, 2008(1)		December 31, 2007(2)
		As Revised		As Revised
	Originally	for New	Originally	for New
(Amounts in $000’s, except per share data)	Reported	GAAP	Reported	GAAP
Other assets	$43,011	$40,648	$22,574	$20,479
Long-term debt	2,605,025	2,586,046	813,817	788,518
Deferred income tax liability	225,440	234,385	374,645	383,390
Deferred gain on sale of partnership interests	79,316	—	79,316	—
Minority interest in consolidated subsidiaries	29,867	—	30,338	—
Paid in capital in excess of par value	550,851	656,958	272,515	378,622
Retained earnings	392,478	376,488	766,472	754,764
Noncontrolling interests	—	26,737	—	29,714
Total equity	1,094,709	1,211,563	1,068,355	1,192,468

(1)	Adjustments in 2008 include a decrease in other assets of $2,363, a decrease in long-term debt of $18,980, an increase in paid in capital in excess of par of $26,791, a decrease in retained earnings of $15,990 and an increase in deferred income tax liability of $5,816, all as a result of adopting FSP APB 14-1. Adjustments to 2008 also include an increase in deferred income tax liability of $3,130, a decrease in deferred gain on sale of partnership interests of $79,316, a decrease in minority interest in consolidated subsidiaries of $29,867, an increase in paid in capital in excess of par of $79,316 and an increase in noncontrolling interests of $26,737, all as a result of adopting SFAS No. 160.

(2)	Adjustments in 2007 include a decrease in other assets of $2,095, a decrease in long-term debt of $25,299, an increase in paid in capital in excess of par of $26,791, a decrease in retained earnings of $11,708 and an increase in deferred income tax liability of $8,121, all as a result of adopting FSP APB 14-1. Adjustments to 2008 also include an increase in deferred income tax liability of $624, a decrease to deferred gain on the sale of partnership interests of $79,316, a decrease in minority interest in consolidated subsidiaries of $30,338, an increase in paid in capital in excess of par of $79,316 and an increase in noncontrolling interests of $29,714, all as a result of adopting SFAS No. 160.
In addition, the adjustments pursuant to application of the Adopted Pronouncements resulted in changes to our consolidated statements of cash flows and stockholders’ equity and Notes 3, 4, 12, 14, 16, 18, 21 and 26.
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
Noncontrolling Interest in Consolidated Subsidiaries
     Noncontrolling interest reflects the fractional outside ownership of the Company’s majority-owned and consolidated subsidiaries. Noncontrolling interest does not necessarily reflect the fair value of that outside ownership.
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

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(378,276)	$475,390	$90,006
Impact of assumed conversions — interest on convertible debentures, net of income taxes(1)	—	6,056	5,781

Income (loss) available to stockholders assuming conversion of convertible debentures	$(378,276)	$481,446	$95,787

Weighted average common shares — basic	162,004	156,517	153,988
Effect of dilutive securities:
Employee stock options	—	1,326	2,220
Employee stock awards	—	370	242
Contingently convertible debentures	—	9,816	9,816

Weighted average common shares — diluted(1)	162,004	168,029	166,266

Earnings (loss) per common share — basic	$(2.33)	$3.04	$0.58
Earnings (loss) per common share — diluted	$(2.33)	$2.87	$0.58

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
     Adoption of FSP No. 39-1 — On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends GAAP to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company adopted FSP No. 39-1 on January 1, 2008 without significant impact.
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
     On January 1, 2009, the Company also adopted FSP APB 14-1, SFAS No. 160 and FSP EITF 03-6-1 as more fully discussed previously.

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

$1,255,304

     Quicksilver’s preliminary purchase price allocation is presented below:

(In thousands)

Allocation of Purchase Price:
Oil and gas properties — proved	$787,918
Oil and gas properties — unproved	441,303
Midstream assets	27,350
Liabilities assumed	(496)
Asset retirement obligations	(771)

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

	For the Years Ended
	December 31,
	2008	2007
	(In thousands, except per share data)
Revenues	$875,607	$629,868

Net income (loss)	$(384,645)	$428,314

Earnings (loss) per common share — basic	$(2.29)	$2.57
Earnings (loss) per common share — diluted	$(2.29)	$2.40
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
     Upon completion of the IPO, KGS paid Quicksilver approximately $112.1 million in cash and issued Quicksilver a subordinated note with a principal amount of $50 million as a return of investment capital contributed and reimbursement for capital expenditures advanced which eliminated the Company’s investment in the KGS-predecessor. Due to a portion of the Company’s common interests in KGS being subordinated, Quicksilver initially deferred recognition of a gain of approximately $79.3 million related to its post-IPO ownership in KGS. The gain was originally expected to be recognized in earnings when the subordination period terminated, however the adoption of SFAS No. 160, as more fully described in Note 2, caused this amount to reclassified to stockholders’ equity on a retrospective basis for all periods subsequent to the KGS IPO.
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
     The Company includes the results of operations and financial position of KGS in the consolidated financial statements of Quicksilver, and recognizes the portion of KGS’ results of operations attributable to unaffiliated unitholders as net income attributable to noncontrolling interests.
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

	As of December 31,
	2008	2007
	(In thousands)
Derivative assets:
Natural gas collars	$260,901	$10,491
Natural gas fixed-price swaps	34,184	4,666

	$295,085	$15,157

Derivative liabilities:
Natural gas basis swaps	$4,365	$1,224
Natural gas fixed-price swaps(1)	4,839	—
Natural gas financial collars	—	1,625
Crude oil financial collars	—	6,517
NGL fixed—price swaps	—	11,294
Fixed-price natural gas sales contracts(1)	8,063	63,777

	$17,267	$84,437

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

8. ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accrued production receivables	$47,552	$51,429
Income tax receivable	47,928	—
Joint interest receivables	29,420	26,026
Accrued taxes receivable	12,877	9,804
Other receivables	5,624	3,089
Allowance for doubtful accounts	(86)	(104)

	$143,315	$90,244

9. OTHER CURRENT ASSETS
     Other current assets consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Spare parts and supplies	$64,185	$31,980
Prepaid production taxes	7,239	—
Prepaid drilling rentals	384	4,457
Deposits	109	2,134
Other prepaid expenses	3,516	3,617

	$75,433	$42,188

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

     Summarized estimated financial information for BBEP is as follows:

As of
September 30, 2008
(In thousands)
Current assets	$90,284
Property, plant and equipment	1,914,432

Other assets	66,583
Current liabilities	129,084
Long-term debt	708,000
Other non-current liabilities	121,005

Partners’ equity	1,127,679

For the Eleven Months
Ended
September 30, 2008
(In thousands)
Revenues	$420,321
Operating expenses	251,618

Operating income	168,703
Interest and other	27,795
Income tax expense	593
Minority interests	206

Net income	$140,109

Net income available to common unitholders	$141,660

11. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Oil and gas properties
Subject to depletion	$3,621,831	$1,811,295
Unevaluated costs	543,533	215,228
Accumulated depletion	(1,022,756)	(262,123)

Net oil and gas properties	3,142,608	1,764,400
Other plant and equipment
Pipelines and processing facilities	664,112	379,869
General properties	57,941	32,966
Accumulated depreciation	(66,946)	(34,889)

Net other property and equipment	655,107	377,946

Property, plant and equipment, net of accumulated depletion and depreciation	$3,797,715	$2,142,346

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

	December 31, 2008 Costs Incurred During					December 31, 2007 Costs Incurred During
	2008	2007	2006	Prior	Total	2007	2006	2005	Prior	Total
	(In thousands)					(In thousands)
Acquisition costs	$381,203	$54,094	$31,328	$53,998	$520,623	$71,835	$25,357	$39,810	$37,834	$174,836
Exploration costs	19,632	—	—	—	19,632	20,334	20,058	—	—	40,392
Capitalized interest	3,278	—	—	—	3,278	—	—	—	—	—

Total	$404,113	$54,094	$31,328	$53,998	$543,533	$92,169	$45,415	$39,810	$37,834	$215,228

     The following table summarizes the unevaluated property costs not subject to depletion.

	As of December 31,
	2008	2007
	(In thousands)
Fort Worth Basin	$440,092	$107,163
Canadian Horn River Basin	80,590	30,784
Canadian CBM	—	21,170
West Texas	—	50,908
Other	22,851	5,203

Total	$543,533	$215,228

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

12. OTHER ASSETS
     Other assets consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Deferred financing costs	$44,917	$19,701
Less accumulated amortization	(8,049)	(3,680)

Net deferred financing costs	36,868	16,021
Deferred compensation costs	—	1,003
Deposits	3,008	2,312
Other	772	1,143

	$40,648	$20,479

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

14. LONG-TERM DEBT (Restated)
     Except for issues arising from the failure to provide certain financial information about the Company and its restricted subsidiaries required to be disclosed under its supplemental indentures and as described in Note 21, as of December 31, 2008, the Company was in compliance with all covenants associated with its long-term debt, other notes and loans. On June 15, 2009, the Company completed receipt of acknowledgements from its lenders for the senior secured credit facility wherein they agreed to waive any defaults associated with the provision of financial information about the Company and its restricted subsidiaries. The Company believes that the provision of the financial information about the Company and its restricted subsidiaries herein satisfies the reporting requirements for all previous periods and requires no further waivers from lenders, and accordingly has made no change to the anticipated maturities of the outstanding debt, as previously reported. Notes 21 and 27 have also been restated to reflect inclusion of this financial information.
     Long-term debt consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Senior secured credit facility	$827,868	$310,710
Senior secured second lien facility, net of unamortized discount of $13,050	641,555	—
Senior notes due 2015, net of unamortized discount of $5,938	469,062	—
Senior subordinated notes due 2016	350,000	350,000
Convertible debentures, net of unamortized discount of $20,760 and $27,192	129,240	122,808
KGS Credit Agreement	174,900	5,000
Other loans	—	34

Total debt	2,592,625	788,552
Less current maturities	(6,579)	(34)

Long-term debt	$2,586,046	$788,518

     Maturities are as follows

			Senior Secured		Senior
	Total	Senior Secured	Second Lien	Senior Notes	Subordinated	Convertible	KGS
	Indebtedness	Credit Facility	Facility	due in 2015	Notes	Debentures	Credit Facility
	(In thousands)
2009	$6,579	$—	$6,579	$—	$—	$—	$—
2010	6,579	—	6,579	—	—	—	—
2011	6,579	—	6,579	—	—	—	—
2012	1,009,347	827,868	6,579	—	—	—	174,900
2013	628,289	—	628,289	—	—	—	—
Thereafter	975,000	—	—	475,000	350,000	150,000	—

	$2,632,373	$827,868	$654,605	$475,000	$350,000	$150,000	$174,900

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
Senior Secured Second Lien Facility
     On August 8, 2008, the Company entered into a $700 million five-year senior secured second lien facility (“Senior Secured Second Lien Facility”) pursuant to the Alliance Acquisition. Net proceeds were $674.5 million after discount and issuance costs. The Senior Secured Second Lien Facility features LIBOR or ABR rate options with minimum floors plus a spread. On the last day of each quarter, the Company must make a principal payments of $1.6 million which will be adjusted should the Company make unscheduled loan repayments. In connection with the Senior Secured Second Lien Facility, Quicksilver entered into collateral agreements pursuant to which Quicksilver’s obligations under the Senior Secured Second Lien Facility, its Senior Notes due 2015 and its domestic subsidiaries’ guaranty obligations with respect to the Senior Secured Second Lien Facility and the Senior Notes have been secured equally and ratably by a second lien on substantially all of the assets of Quicksilver and such domestic subsidiaries and the equity of certain domestic subsidiaries.
Senior Notes
     On June 27, 2008, the Company issued $475 million of Senior Notes due 2015 (“Senior Notes”), which are secured, senior obligations of the Company. Interest of 8.25% is payable semiannually on February 1 and August 1. Net proceeds of $457 million after discount and issuance costs were used to pay down balances then outstanding under the senior secured credit facility.
Senior Subordinated Notes
     On March 16, 2006, the Company issued the senior subordinated notes due 2016 (“Senior Subordinated Notes”), which are unsecured, senior subordinated obligations of the Company and bear interest at an annual rate of 7.125% payable semiannually on April 1 and October 1.

Convertible Debentures
     The convertible debentures due November 1, 2024 are contingently convertible into shares of Quicksilver’s common stock. The debentures bear interest at an annual rate of 1.875% payable semi-annually on May 1 and November 1. The Company recognizes interest expense at a rate of 6.75%, which represents the rate at the time that the convertible debentures were issued. The Company recognized an aggregate discount of $42.7 million upon issuance of the convertible debentures, which will be amortized through October 2011. Additionally, holders of the debentures can require the Company to repurchase all or a portion of their debentures on November 1, 2011, 2014 or 2019 at a price equal to the principal amount thereof plus accrued and unpaid interest. The debentures are convertible into Quicksilver common stock at a rate of 65.4418 shares for each $1,000 debenture, subject to adjustment. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights unless the closing price of Quicksilver’s stock price is at least $18.34 (120% of the conversion price per share) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Upon conversion, the Company has the option to deliver any combination of Quicksilver common stock and cash. Should all debentures be converted to Quicksilver common stock, an additional 9,816,270 shares would become outstanding; however, as of January 1, 2009, the debentures were not convertible.
The following summarizes information related to the convertible debentures after giving effect to the adoption of FSP APB 14-1:

	As of December 31,
	2008	2007
	(In thousands)
Carrying value of equity component	$42,675	$42,675

Principal amount of liability component	$150,000	$150,000
Unamortized discount	(20,760)	(27,192)
Net carrying value	$129,240	$122,808

	For the years ended December 31,
	2008	2007	2006
	(In thousands)
Interest cost on contractual coupon rate	$2,813	$2,813	$2,813
Interest cost on amortization of discount(1)	6,432	6,013	5,622

(1)	Interest rate on the liability component is 6.75% for each of the three years in the period ended December 31, 2008.
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

Summary of All Outstanding Debt
     The following table summarizes significant aspects of our long-term debt.

	Priority of Right to Collateralized Assets(6)					Recourse only to
	Highest priority				Lowest priority	KGS assets
		Equal priority		Equal priority
	Senior Secured	Senior Secured		Senior	Convertible	KGS Credit
	Credit Facility	Second Lien Facility	Senior Notes	Subordinated Notes	Debentures	Agreement

Maturity date	February 9, 2012	August 8, 2013	June 27, 2015	March 16, 2016	November 1, 2024	August 10, 2012

Interest rate at December 31, 2008 (1)	3.44%	7.75%	8.25%	7.125%	1.875%	2.90%

Base interest rate options (5)	LIBOR, ABR or specified	LIBOR or ABR	N/A	N/A	N/A	LIBOR, ABR or specified

Financial covenants for 2009 (3)	- Minimum current ratio of 1.0

- Minimum EBITDA to interest expense ratio of 2.5

- Minimum reserve PV 10 plus 50% of BBEP investment fair value to total debt of 1.5

- Minimum reserve PV 10 plus 50% of BBEP investment fair value to secured debt of 2.0	- Minimum current ratio of 1.0

- Minimum EBITDA to interest expense ratio of 2.25

- Minimum reserve PV 10 plus 50% of BBEP investment fair value to total debt of 1.5

		- Minimum reserve PV 10 plus 50% of BBEP investment fair value to secured debt of 2.0	N/A	N/A	N/A	- Maximum debt to EBITDA ratio of 4.5 - Minimum EBITDA to interest expense ratio of 2.5

Financial covenants beyond 2009 (3) (4)	- Minimum current ratio of 1.0

- Minimum EBITDA to interest expense ratio of 2.5

- Minimum reserve PV 10 plus 50% of BBEP investment fair value to total debt of 1.5

- Reserve PV 10 plus 50% of BBEP investment fair value to secured debt of 2.25 beginning December 31, 2010	- Minimum current ratio of 1.0

- Minimum EBITDA to interest expense ratio of 2.25

- Minimum reserve PV 10 plus 50% of BBEP investment fair value to total debt of 1.5

		- Reserve PV 10 plus 50% of BBEP investment fair value to secured debt of 2.25 beginning December 31, 2010	N/A	N/A	N/A	- Maximum debt to EBITDA ratio of 4.5 - Minimum EBITDA to interest expense ratio of 2.5

Significant restrictive covenants (3)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	N/A	- Incurrence of debt - Incurrence of liens - Equity purchases - Asset sales - Limitations on derivatives

Estimated fair value (2)	$827.9 million	$455.0 million	$349.1 million	$187.2 million	$93.8 million	$174.9 million

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

(4)	Represents the most restrictive that each covenant becomes during its period outstanding

(5)	Interest rate options include a base rate plus a spread. For the Senior Secured Second Lien Facility the LIBOR rate has a floor of 3.25% and the ABR has a floor of 4.25%

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

	As of December 31,
	2008	2007
	(In thousands)
Beginning asset retirement obligations	$24,510	$25,206
Additional liability incurred	8,231	5,239
Change in estimates	4,288	2,385
Accretion expense	1,483	1,509
Sale of properties	—	(11,564)
Asset retirement costs incurred	(359)	(180)
Loss on settlement of liability	119	4
Currency translation adjustment	(3,079)	1,911

Ending asset retirement obligations	35,193	24,510
Less current portion	(440)	(646)

Long—term asset retirement obligation	$34,753	$23,864

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

     The Company’s current and deferred tax positions have been significantly impacted by the November 2007 divestiture of the Northeast Operations and the resulting gain, the impairment of U.S. oil and gas properties in 2008 and the impairment of its investment in BBEP in 2008. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Current
Deferred tax asset
Deferred tax benefit on derivative contract loss	$—	$17,258
Deferred tax benefit on cash flow hedge losses	—	1,688

Total current deferred tax assets	$—	$18,946

Deferred tax liabilities
Deferred tax liability on cash flow hedge gains	$52,393	$—

Non—current
Deferred tax assets
Deferred tax benefit on BBEP impairment	$112,135	$—
Deferred tax benefit on derivative contract loss	—	4,973
Deferred tax benefit on deferred compensation expense	4,236	1,506
Deferred tax benefit on cash flow hedge losses	—	617
Net operating loss carry forwards	176,957	—
Other	969	2,336

Total deferred tax assets	294,297	9,432

Deferred tax liabilities
Property, plant and equipment	470,925	375,427
Deferred tax liability on cash flow hedge gains	40,461	—
Deferred tax liability on convertible debenture interest	17,296	16,814
Other	—	581

Total deferred tax liabilities	528,682	392,822

Net deferred tax liabilities	$234,385	$383,390

     The components of income tax expense for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Current state income tax expense (benefit)	$(4)	$1,143	$11
Current U.S. federal income tax expense	(45,210)	45,394	—
Current Canadian income tax expense	199	28	262

Total current income tax expense (benefit)	(45,015)	46,565	273

Deferred state income tax expense	1,939	2,538	1,600
Deferred U.S. federal income tax expense (benefit)	(190,938)	194,129	25,502
Deferred Canadian income tax expense	22,559	11,129	8,776

Total deferred income tax expense (benefit)	(166,440)	207,796	35,878

Total income tax expense (benefit)	$(211,455)	$254,361	$36,151

     The following table reconciles the statutory federal income tax rate to the effective tax rate for 2008, 2007 and 2006:

	2008	2007	2006
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
Permanent differences	(0.33%)	0.01%	0.16%
State income taxes net of federal deduction	(0.22%)	0.33%	0.83%
FIN 48 recognition	(0.09%)	1.18%	0.00%
Foreign income taxes	1.38%	(1.71)%	(6.57%)
Other	0.40%	0.00%	(0.79%)

Effective income tax rate	36.14%	34.81%	28.63%

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

	As of December 31,
	2008	2007
	(In thousands)
Beginning unrecognized tax benefits	$9,997	$345
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	834	1,396
Amount of decreases in unrecognized tax benefits related to settlements with taxing authorities	(1,301)	(1,100)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current year	—	9,356
Reductions resulting from the lapse of applicable statutes of limitations	(275)	—

Unrecognized tax benefits	$9,255	$9,997

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
17. COMMITMENTS AND CONTINGENCIES
Contractual Obligations.
     Information regarding our contractual and scheduled interest obligations, at December 31, 2008, is set forth in the following table.

	Transportation	Drilling Rig	Operating	Purchase
	Contracts(1)	Contracts(2)	Leases(3)	Obligations(4)
	(In thousands)
2009	$8,768	$45,620	$3,612	$13,800
2010	21,087	19,689	2,122	—
2011	33,406	6,241	1,263	—
2012	45,747	—	478	—
2013	47,473	—	9	—
Thereafter	242,535	—	—	—

Total	$399,016	$71,550	$7,484	$13,800

(1)	Under contracts with various pipeline companies, the Company is obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. The production committed to the pipelines is expected to meet, or exceed, the daily volumes required under the contracts.

(2)	The Company leases drilling rigs from third parties for use in our development and exploration programs. The outstanding drilling rig contracts require payment of a specified day rate ranging from $20,000 to $23,200 for the entire lease term regardless of our utilization of the drilling rigs.

(3)	The Company leases office buildings and other property under operating leases. Our operating lease obligations include $0.6 million of future lease payments to a company that is owned by members of the Darden family. Rent expense for operating leases with terms exceeding one month was $5.0 million in 2008, $5.2 million in 2007 and $3.5 million in 2006.

(4)	At December 31, 2008, KGS was under contract to purchase goods and services for completion of the Corvette Plant and for compressors. Total remaining cash obligations for these goods and services were $13.8 million, including $1.2 million recognized during 2008. KGS placed the Corvette Plant into service during the first quarter of 2009.
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

18. NONCONTROLLING INTERESTS
     As a result of the KGS IPO, the outside ownership of KGS increased, however the Company continues to own 100% of KGS’ general partner and, therefore, continues to consolidate KGS into the Company’s financial statements. However, by virtue of the elevated outside ownership, the carrying value of the Company’s noncontrolling interests is much larger than years prior to KGS’ IPO.
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
     The following table shows common share and treasury share activity since January 1, 2006:

	Common	Treasury
	Shares Issued	Shares Held
Opening balance at January 1, 2006	154,729,151	2,571,069
Stock options exercised	2,212,190	—
Restricted stock activity	842,174	8,602

Balance at December 31, 2006	157,783,515	2,579,671
Stock options exercised	2,257,840	—
Restricted stock activity	591,915	37,055

Balance at December 31, 2007	160,633,270	2,616,726
Stock issuance	10,400,468	—
Stock repurchase	—	1,885,600
Stock options exercised	249,732	—
Restricted stock activity	459,229	70,469

Balance at December 31, 2008	171,742,699	4,572,795

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

Stock Options Under All Plans
     The following summarizes the values from and assumptions for the Black-Scholes option pricing model:

	2008	2007	2006
Wtd avg grant date fair value	$13.67	N/A	$12.50
Wtd avg grant date	Jan 2, 2008	N/A	Jan 3, 2006
Wtd avg risk-free interest rate	3.41%	N/A	4.35%
Expected life (in years)	6.0	N/A	10.0
Wtd avg volatility	40.2%	N/A	37.3%
Expected dividends	—	N/A	—
     The following table summarizes the Company’s stock option activity for 2008:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(In thousands)
Outstanding at January 1, 2008	1,021,912	$7.48
Granted	373,382	30.95
Exercised	(249,732)	4.98
Cancelled	(42,226)	28.20

Outstanding at December 31, 2008	1,103,336	$14.20	3.7	$39

Exercisable at December 31, 2008	572,710	$7.29	1.6	$26

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

KGS Restricted Phantom Units
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
	Units	Wtd average grant date fair value	Units	Wtd average grant date fair value
Outstanding at January 1, 2008	84,961	$21.36	9,833	$21.36
Granted	6,605	24.12	137,148	25.25
Vested	(28,247)	21.43	(6,089)	21.36
Cancelled	(3,000)	21.36	(974)	25.25

Outstanding at December 31, 2008	60,319	$21.63	139,918	$25.15

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
21. ANNUAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Restated)
     The following information reflects corrections to amounts previously reported. The previously reported information contained errors, most notably that certain combining adjustments for non-guarantor subsidiaries were reported as consolidating adjustments and certain earnings of consolidated non-guarantors were not appropriately reflected in their guarantor owners’ consolidated financial information. The following table illustrates the effects of the errors and the adoption of new accounting pronouncements as discussed in Note 2, on previously reported annual condensed consolidating financial information. These errors had no effect on the consolidated amounts previously reported.

	December 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
ASSETS											(In	thousands)
Current assets	$423,487	$424,862	$424,862	$163	$163	$163	$426,297	$104,997	$104,997	$(456,611)	$(136,686)	$(136,686)
Property and equipment	2,756,915	2,756,915	2,756,915	1,774	1,774	1,774	1,039,026	1,039,026	1,039,026	—	—	—
Investment in subsidiaries (equity method)	596,149	434,390	513,706	170,150	—	79,316	—	—	—	(615,796)	(283,887)	(442,519)
Other assets	209,837	208,462	206,099	123,298	123,298	123,298	2,826	2,826	2,826	(176,944)	(175,569)	(175,569)

Total assets	$3,986,388	$3,824,629	$3,901,582	$295,385	$125,235	$204,551	$1,468,149	$1,146,849	$1,146,849	$(1,249,351)	$(596,142)	$(754,774)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$518,836	$357,077	$357,077	$122,677	$122,677	$122,677	$233,597	$75,431	$75,431	$(456,611)	$(136,686)	$(136,686)
Long-term liabilities	2,372,843	2,372,843	2,359,679	—	—	—	682,281	680,906	684,036	(176,944)	(175,569)	(175,569)
Deferred gain	—	—	—	—	—	—	29,867	79,316	—	—	—	—
Minority interest	—	—	—	—	—	—	79,316	29,867	—	—	—	—
Stockholders’ equity – Quicksilver	1,094,709	1,094,709	1,184,826	172,708	2,558	81,874	443,088	281,329	360,645	(615,796)	(283,887)	(442,519)
Noncontrolling interests	—	—	—	—	—	—	—	—	26,737	—	—	—

Total liabilities and stockholders’ equity	$3,986,388	$3,824,629	$3,901,582	$295,385	$125,235	$204,551	$1,468,149	$1,146,849	$1,146,849	$(1,249,351)	$(596,142)	$(754,774)

	December 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$213,288	$214,388	$214,388	$596	$596	$596	$243,086	$59,854	$59,854	$(266,569)	$(84,437)	$(84,437)
Property and equipment	1,294,573	1,294,573	1,294,573	1,858	1,858	1,858	845,915	845,915	845,915	—	—	—
Investment in subsidiaries (equity method)	819,119	657,007	736,323	160,825	1,171	80,487	—	—	—	(559,773)	(238,007)	(396,639)
Other assets	72,426	71,326	69,231	82,251	82,251	82,251	2,171	2,171	2,171	(133,920)	(132,820)	(132,820)

Total assets	$2,399,406	$2,237,294	$2,314,515	$245,530	$85,876	$165,192	$1,091,172	$907,940	$907,940	$(960,262)	$(455,264)	$(613,896)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$470,690	$308,578	$308,578	$77,529	$77,529	$77,529	$76,925	$56,905	$56,905	$(266,569)	$(84,437)	$(84,437)
Long-term liabilities	860,361	860,361	843,183	—	—	—	512,821	511,721	512,345	(133,920)	(132,820)	(132,820)
Deferred gain	—	—	—	—	—	—	79,316	79,316	—	—	—	—
Minority interest	—	—	—	—	—	—	30,338	30,338	—	—	—	—
Stockholders’ equity – Quicksilver	1,068,355	1,068,355	1,162,754	168,001	8,347	87,663	391,772	229,660	308,976	(559,773)	(238,007)	(396,639)
Noncontrolling interests	—	—	—	—	—	—	—	—	29,714	—	—	—

Total liabilities and stockholders’ equity	$2,399,406	$2,237,294	$2,314,515	$245,530	$85,876	$165,192	$1,091,172	$907,940	$907,940	$(960,262)	$(455,264)	$(613,896)

	For the Year Ended December 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$600,906	$600,906	$600,906	$514	$514	$514	$261,616	$265,184	$265,184	$(62,395)	$(65,963)	$(65,963)
Operating expenses	976,984	976,984	976,984	11,157	11,157	11,157	124,592	128,160	128,160	(62,395)	(65,963)	(65,963)
Equity in net earnings of subsidiaries	81,948	74,331	74,331	21,762	21,762	21,762	—	—	—	(103,710)	(96,093)	(96,093)

Operating income (loss)	(294,130)	(301,747)	(301,747)	11,119	11,119	11,119	137,024	137,024	137,024	(103,710)	(96,093)	(96,093)
Income from earnings of BBEP	93,298	93,298	93,298	—	—	—	—	—	—	—	—	—
Impairment of investment in BBEP	(320,387)	(320,387)	(320,387)	—	—	—	—	—	—	—	—	—
Interest expense and other	(83,069)	(83,069)	(89,657)	6,023	6,023	6,023	(29,311)	(29,311)	(24,657)	—	—	—
Income tax (expense) benefit	230,294	237,911	240,217	1,617	(6,000)	(6,000)	(22,762)	(22,762)	(22,762)	—	—	—

Net income (loss)	(373,994)	(373,994)	(378,276)	18,759	11,142	11,142	84,951	84,951	89,605	(103,710)	(96,093)	(96,093)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(4,654)	—	—	—

Net income (loss) attributable to Quicksilver	$(373,994)	$(373,994)	$(378,276)	$18,759	$11,142	$11,142	$84,951	$84,951	$84,951	$(103,710)	$(96,093)	$(96,093)

	For the Year Ended December 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)

Revenues	$367,894	$367,894	$367,894	$—	$—	$—	$223,281	$223,095	$223,095	$(29,917)	$(29,731)	$(29,731)
Operating expenses	241,174	241,174	241,174	601	601	601	111,664	111,478	111,478	(29,917)	(29,731)	(29,731)
Income from equity affiliates	14	14	14	—	—	—	647	647	647	—	—	—
Gain on sale of properties	628,709	628,709	628,709	—	—	—	—	—	—	—	—	—
Loss on natural gas supply contracts	(63,525)	(63,525)	(63,525)	—	—	—	—	—	—	—	—	—
Equity in net earnings of subsidiaries	76,060	73,468	73,468	7,407	7,407	7,407	—	—	—	(83,467)	(80,875)	(80,875)

Operating income	767,978	765,386	765,386	6,806	6,806	6,806	112,264	112,264	112,264	(83,467)	(80,875)	(80,875)
Interest expense and other	(50,077)	(50,077)	(56,212)	2,418	2,418	2,609	(20,036)	(20,036)	(19,172)	—	—	—
Income tax expense	(238,523)	(235,931)	(233,784)	(636)	(3,228)	(3,228)	(17,349)	(17,349)	(17,349)	—	—	—

Net income	479,378	479,378	475,390	8,588	5,996	6,187	74,879	74,879	75,743	(83,467)	(80,875)	(80,875)
Net income attributable to noncontrolling interests	—	—	—	—	—	(191)	—	—	(864)	—	—	—

Net income attributable to Quicksilver	$479,378	$479,378	$475,390	$8,588	$5,996	$5,996	$74,879	$74,879	$74,879	$(83,467)	$(80,875)	$(80,875)

	For the Year Ended December 31, 2006
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$233,757	$233,757	$233,757	$3,046	$3,046	$3,046	$157,491	$167,244	$167,244	$(3,932)	$(13,685)	$(13,685)
Operating expenses	148,613	148,613	148,613	2,635	2,635	2,635	69,376	79,129	79,129	(3,932)	(13,685)	(13,685)
Income from equity affiliates	17	17	17	—	—	—	509	509	509	—	—	—
Equity in net earnings of subsidiaries	58,543	57,992	57,992	—	1,574	1,574	—	—	—	(58,543)	(59,566)	(59,566)

Operating income	143,704	143,153	143,153	411	1,985	1,985	88,624	88,624	88,624	(58,543)	(59,566)	(59,566)
Interest expense and other	(29,766)	(29,766)	(35,478)	—	—	91	(12,561)	(12,561)	(12,561)	—	—	—
Income tax expense	(20,219)	(19,668)	(17,669)	(144)	(695)	(695)	(17,787)	(17,787)	(17,787)	—	—	—

Net income	93,719	93,719	90,006	267	1,290	1,381	58,276	58,276	58,276	(58,543)	(59,566)	(59,566)
Net income attributable to noncontrolling interests	—	—	—	—	—	(91)	—	—	—	—	—	—

Net income attributable to Quicksilver	$93,719	$93,719	$90,006	$267	$1,290	$1,290	$58,276	$58,276	$58,276	$(58,543)	$(59,566)	$(59,566)

	For the Year Ended December 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Cash flow provided by operations	$211,519	$290,160	$290,160	$9,684	$—	$—	$235,363	$189,688	$189,688	$—	$(23,282)	$(23,282)
Cash flow provided by (used for) investing activities	(1,875,307)	(1,952,156)	(1,952,156)	50,596	—	—	(370,311)	(283,518)	(283,518)	(83,566)	(42,914)	(42,914)
Cash flow provided by financing activities	1,638,387	1,637,556	1,637,556	(60,280)	—	—	135,080	93,001	93,001	83,566	66,196	66,196
Effect of exchange rates on cash	68	(893)	(893)	—	—	—	(177)	784	784	—	—	—

Net decrease in cash & equivalents	(25,333)	(25,333)	(25,333)	—	—	—	(45)	(45)	(45)	—	—	—
Cash and equivalents at beginning of period	27,010	27,012	27,012	—	—	—	1,216	1,214	1,214	—	—	—

Cash and equivalents at end of period	$1,677	$1,679	$1,679	$—	$—	$—	$1,171	$1,169	$1,169	$—	$—	$—

	For the Year Ended December 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Cash flow provided by (used for) operations	$146,348	$190,777	$190,777	$(354)	$(596)	$(596)	$173,110	$131,884	$131,884	$—	$(2,961)	$(2,961)
Cash flow used for investing activities	(18,471)	(355)	(355)	47,047	(267)	(267)	(283,940)	(225,433)	(225,433)	(14,388)	(43,697)	(43,697)
Cash flow provided by (used for) financing activities	(101,541)	(163,939)	(163,939)	(46,693)	863	863	101,570	84,142	84,142	14,388	46,658	46,658
Effect of exchange rates on cash	591	446	446	—	—	—	5,278	5,423	5,423	—	—	—

Net increase (decrease) in cash & equivalents	26,927	26,929	26,929	—	—	—	(3,982)	(3,984)	(3,984)	—	—	—
Cash and equivalents at beginning of period	83	83	83	—	—	—	5,198	5,198	5,198	—	—	—

Cash and equivalents at end of period	$27,010	$27,012	$27,012	$—	$—	$—	$1,216	$1,214	$1,214	$—	$—	$—

	For the Year Ended December 31, 2006
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Cash flow provided by (used for) operations	$207,097	$152,793	$152,793	$(45,073)	$(434)	$(434)	$80,162	$89,827	$89,827	$—	$—	$—
Cash flow used for investing activities	(523,750)	(469,451)	(469,451)	(81,534)	—	—	(257,016)	(210,429)	(210,429)	250,275	67,855	67,855
Cash flow provided by financing activities	307,746	307,746	307,746	126,607	434	434	177,233	120,986	120,986	(250,275)	(67,855)	(67,855)
Effect of exchange rates on cash	—	5	5	—	—	—	(509)	(514)	(514)	—	—	—

Net decrease in cash & equivalents	(8,907)	(8,907)	(8,907)	—	—	—	(130)	(130)	(130)	—	—	—
Cash and equivalents at beginning of period	8,990	8,990	8,990	—	—	—	5,328	5,328	5,328	—	—	—

Cash and equivalents at end of period	$83	$83	$83	$—	$—	$—	$5,198	$5,198	$5,198	$—	$—	$—

     The following tables provide information about the entities that guarantee Quicksilver’s Senior Notes and Quicksilver’s Senior Subordinated Notes. The guarantees are full and unconditional and joint and several. Under SEC rules, the Company is required to present financial information segregated between its guarantor and non-guarantor subsidiaries. The indentures under both the Company’s Senior Notes and the Company’s Senior Subordinated Notes distinguish between “restricted” subsidiaries and “unrestricted” subsidiaries and further specify supplemental information that is not required under GAAP. Prior to August 2007, there was no unrestricted subsidiary that required provision of supplemental information in that none had both $10 million or more of net assets and assets that exceeded its liabilities by more than 5% of the amount by which the consolidated assets of the Company and its subsidiaries exceeded consolidated liabilities of the Company and its subsidiaries. The following table illustrates the Company’s subsidiaries and their status pursuant to the Senior Notes and the Senior Subordinated Notes:

Guarantor Subsidiaries -	Non-Guarantor Subsidiaries
Restricted	Restricted	Unrestricted
Cowtown Pipeline Funding, Inc.	Quicksilver Resources Canada, Inc.	Quicksilver Gas Services Holdings LLC
Cowtown Pipeline Management, Inc.	Mercury Michigan, Inc.(1)	Quicksilver Gas Services GP LLC
Cowtown Pipeline L.P.	Terra Energy Ltd.(1)	Quicksilver Gas Services LP
Cowtown Gas Processing L.P.	GTG Pipeline Corporation(1)	Quicksilver Gas Services Operating LLC (2)
	Terra Pipeline Company(1)	Quicksilver Gas Services Operating GP LLC (2)
	Beaver Creek Pipeline, LLC(1)	Cowtown Pipeline Partners L.P. (2)
	Quicksilver Resources Horn River Inc.	Cowtown Gas Processing Partners L.P. (2)
Cowtown Drilling Inc.

(1)	Prior to the sale of the Northeast Operations in November 2007, these entities were restricted guarantor subsidiaries. After the sale, they have been reclassified to restricted non-guarantor subsidiaries for all periods presented.

(2)	Each entity is a wholly owned subsidiary of and consolidated into Quicksilver Gas Services LP.
     Quicksilver owns 100% of each of the restricted subsidiaries. Quicksilver and the restricted subsidiaries conduct all of the Company’s exploration and production activities, and the unrestricted subsidiaries only conduct midstream operations. Neither the restricted non-guarantor subsidiaries nor the unrestricted non-guarantor subsidiaries guarantee the obligations under the Senior Notes and the Senior Subordinated Notes. However, the restricted non-guarantor subsidiaries, like the restricted guarantor subsidiaries, are limited in their activity by the covenants in the indenture for such matters as:
•	incurring additional indebtedness;
•	paying dividends;
•	making investments; and
•	making restricted payments.
     Subject to restrictions set forth in the indentures, the Company may in the future designate one or more additional subsidiaries as unrestricted.
     The following tables present financial information about the Company and its restricted subsidiaries for the annual periods covered by the consolidated financial statements, and Note 27, as supplemented, contains comparable information on an interim basis.

	December 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$424,862	$163	$102,384	$(123,071)	$404,338	$2,613	$(13,615)	$393,336
Property and equipment	2,756,915	1,774	550,906	—	3,309,595	488,120	—	3,797,715
Investment in subsidiaries (equity method)	513,706	79,316	—	(363,203)	229,819	—	(79,316)	150,503
Other assets	206,099	123,298	910	—	330,307	1,916	(175,569)	156,654

Total assets	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$357,077	$122,677	$44,907	$(123,071)	$401,590	$30,524	$(13,615)	$418,499
Long-term liabilities	2,359,679	—	327,964	—	2,687,643	356,072	(175,569)	2,868,146
Stockholders’ equity-Quicksilver	1,184,826	81,874	281,329	(363,203)	1,184,826	79,316	(79,316)	1,184,826
Noncontrolling interests	—	—	—	—	—	26,737	—	26,737

Total liabilities and stockholders’ equity	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

	December 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$214,388	$596	$57,952	$(77,923)	$195,013	$1,902	$(6,514)	$190,401
Property and equipment	1,294,573	1,858	571,967	—	1,868,398	273,948	—	2,142,346
Investment in subsidiaries (equity method)	736,323	80,487	—	(316,152)	500,658	—	(80,487)	420,171
Other assets	69,231	82,251	1,205	—	152,687	966	(132,820)	20,833

Total assets	$2,314,515	$165,192	$631,124	$(394,075)	$2,716,756	$276,816	$(219,821)	$2,773,751

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$308,578	$77,529	$31,075	$(77,923)	$339,259	$25,830	$(6,514)	$358,575
Long-term liabilities	843,183	—	371,560	—	1,214,743	140,785	(132,820)	1,222,708
Stockholders’ equity-Quicksilver	1,162,754	87,663	228,489	(316,152)	1,162,754	80,487	(80,487)	1,162,754
Noncontrolling interests	—	—	—	—	—	29,714	—	29,714

Total liabilities and stockholders’ equity	$2,314,515	$165,192	$631,124	$(394,075)	$2,716,756	$276,816	$(219,821)	$2,773,751

	For the Year Ended December 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$600,906	$514	$187,126	$(426)	$788,120	$78,058	$(65,537)	$800,641
Operating expenses	976,984	11,157	86,937	(426)	1,074,652	41,223	(65,537)	1,050,338
Equity in net earnings of subsidiaries	74,331	21,762	—	(74,331)	21,762	—	(21,762)	—

Operating income (loss)	(301,747)	11,119	100,189	(74,331)	(264,770)	36,835	(21,762)	(249,697)
Income from earnings of BBEP	93,298	—	—	—	93,298	—	—	93,298
Impairment of investment in BBEP	(320,387)	—	—	—	(320,387)	—	—	(320,387)
Interest expense and other	(89,657)	6,023	(14,491)	—	(98,125)	(10,166)	—	(108,291)
Income tax (expense) benefit	240,217	(6,000)	(22,509)	—	211,708	(253)	—	211,455

Net income (loss)	(378,276)	11,142	63,189	(74,331)	(378,276)	26,416	(21,762)	(373,622)
Net income attributable to noncontrolling interests	—	—	—	—	—	(4,654)	—	(4,654)

Net income (loss) attributable to Quicksilver	$(378,276)	$11,142	$63,189	$(74,331)	$(378,276)	$21,762	$(21,762)	$(378,276)

	For the Year Ended December 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$367,894	$—	$187,154	$(160)	$554,888	$35,941	$(29,571)	$561,258
Operating expenses	241,174	601	88,517	(160)	330,132	22,961	(29,571)	323,522
Income from equity affiliates	14	—	647	—	661	—	—	661
Gain on sale of properties	628,709	—	—	—	628,709	—	—	628,709
Loss on natural gas supply contracts	(63,525)	—	—	—	(63,525)	—	—	(63,525)
Equity in net earnings of subsidiaries	73,468	7,407	—	(73,468)	7,407	—	(7,407)	—

Operating income	765,386	6,806	99,284	(73,468)	798,008	12,980	(7,407)	803,581
Interest expense and other	(56,212)	2,609	(14,776)	—	(68,379)	(4,396)	—	(72,775)
Income tax expense	(233,784)	(3,228)	(17,036)	—	(254,048)	(313)	—	(254,361)

Net income	475,390	6,187	67,472	(73,468)	475,581	8,271	(7,407)	476,445
Net income attributable to noncontrolling interests	—	(191)	—	—	(191)	(864)	—	(1,055)

Net income attributable to Quicksilver	$475,390	$5,996	$67,472	$(73,468)	$475,390	$7,407	$(7,407)	$475,390

	For the Year Ended December 31, 2006
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$233,757	$3,046	$156,372	$(3,932)	$389,243	$10,872	$(9,753)	$390,362
Operating expenses	148,613	2,635	69,921	(3,932)	217,237	9,208	(9,753)	216,692
Income from equity affiliates	17	—	509	—	526	—	—	526
Equity in net earnings of subsidiaries	57,992	1,574	—	(57,992)	1,574	—	(1,574)	—

Operating income	143,153	1,985	86,960	(57,992)	174,106	1,664	(1,574)	174,196
Interest expense and other	(35,478)	91	(12,574)	—	(47,961)	13	—	(47,948)
Income tax expense	(17,669)	(695)	(17,684)	—	(36,048)	(103)	—	(36,151)

Net income	90,006	1,381	56,702	(57,992)	90,097	1,574	(1,574)	90,097
Net income attributable to noncontrolling interests	—	(91)	—	—	(91)	—	—	(91)

Net income attributable to Quicksilver	$90,006	$1,290	$56,702	$(57,992)	$90,006	$1,574	$(1,574)	$90,006

	For the Year Ended December 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by operations	$290,160	$—	$137,005	$—	$427,165	$52,683	$(23,282)	$456,566
Purchases of property, plant and equipment	(1,995,791)	—	(136,057)	—	(2,131,848)	(148,079)	—	(2,279,927)
Proceeds from sale of equipment to subsidiaries	42,914	—	—	—	42,914	—	(42,914)	—
Proceeds from sales of properties and equipment	721	—	618	—	1,339	—	—	1,339

Cash flow provided by (used for) investing activities	(1,952,156)	—	(135,439)	—	(2,087,595)	(148,079)	(42,914)	(2,278,588)

Issuance of debt	2,570,611	—	208,161	—	2,778,772	169,900	—	2,948,672
Repayments of debt	(886,429)	—	(209,734)	—	(1,096,163)	—	—	(1,096,163)
Debt issuance costs	(24,733)	—	—	—	(24,733)	(486)	—	(25,219)
Repayments to parent	—	—	—	—	—	(42,914)	42,914	—
Distributions to parent	—	—	—	—	—	(23,282)	23,282	—
Distributions to noncontrolling interests	—	—	—	—	—	(8,644)	—	(8,644)
Proceeds from exercise of stock options	1,244	—	—	—	1,244	—	—	1,244
Purchase of treasury stock	(23,137)	—	—	—	(23,137)	—	—	(23,137)

Cash flow provided by (used for) financing activities	1,637,556	—	(1,573)	—	1,635,983	94,574	66,196	1,796,753
Effect of exchange rates on cash	(893)	—	784	—	(109)	—	—	(109)

Net increase (decrease) in cash & equivalents	(25,333)	—	777	—	(24,556)	(822)	—	(25,378)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$1,679	$—	$866	$—	$2,545	$303	$—	$2,848

	For the Year Ended December 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by (used for) operations	$190,777	$(596)	$116,935	$—	$307,116	$14,949	$(2,961)	$319,104
Purchases of property, plant and equipment	(824,321)	(267)	(151,807)	—	(976,395)	(73,797)	29,508	(1,020,684)
Investment in subsidiaries and affiliates	(38,908)	—	—	—	(38,908)	—	38,908	—
Return of investment from subsidiaries and affiliates	121,577	—	171	—	121,748	—	(112,113)	9,635
Proceeds from sales of properties and equipment	741,297	—	—	—	741,297	—	—	741,297

Cash flow provided by (used for) investing activities	(355)	(267)	(151,636)	—	(152,258)	(73,797)	(43,697)	(269,752)

Issuance of debt	594,500	—	218,321	—	812,821	5,000	—	817,821
Repayments of debt	(777,866)	—	(190,691)	—	(968,557)	—	—	(968,557)
Debt issuance costs	(3,148)	—	(664)	—	(3,812)	(1,318)	—	(5,130)
Proceeds from sale of KGS units, net	—	—	—	—	—	109,642	—	109,642
Contributions from parent	—	863	—	—	863	67,553	(68,416)	—
Contributions from noncontrolling interests	—	—	—	—	—	167	—	167
Distributions to parent	—	—	—	—	—	(115,074)	115,074	—
Distributions to noncontrolling interests	—	—	—	—	—	(8,794)	—	(8,794)
Proceeds from exercise of stock options	21,387	—	—	—	21,387	—	—	21,387
Excess tax benefits on exercise of stock operations	2,755	—	—	—	2,755	—	—	2,755
Purchase of treasury stock	(1,567)	—	—	—	(1,567)	—	—	(1,567)

Cash flow provided by (used for) financing activities	(163,939)	863	26,966	—	(136,110)	57,176	46,658	(32,276)
Effect of exchange rates on cash	446	—	5,423	—	5,869	—	—	5,869

Net increase (decrease) in cash & equivalents	26,929	—	(2,312)	—	24,617	(1,672)	—	22,945
Cash and equivalents at beginning of period	83	—	2,401	—	2,484	2,797	—	5,281

Cash and equivalents at end of period	$27,012	$—	$89	$—	$27,101	$1,125	$—	$28,226

	For the Year Ended December 31, 2006
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by (used for) operations	$152,793	$(434)	$83,382	$—	$235,741	$6,445	$—	$242,186
Purchases of property, plant and equipment	(403,074)	—	(137,627)	—	(540,701)	(78,360)	—	(619,061)
Investment in subsidiaries and affiliates	(67,855)	—	—	—	(67,855)	—	67,855	—
Return of investment from subsidiaries and affiliates	143	—	1,780	—	1,923	—	—	1,923
Proceeds from sales of properties and equipment	1,335	—	3,778	—	5,113	—	—	5,113

Cash flow used for investing activities	(469,451)	—	(132,069)	—	(601,520)	(78,360)	67,855	(612,025)

Issuance of debt	638,500	—	56,182	—	694,682	—	—	694,682
Repayments of debt	(340,846)	—	(9,908)	—	(350,754)	—	—	(350,754)
Debt issuance costs	(9,213)	—	—	—	(9,213)	—	—	(9,213)
Contributions from parent	—	434	—	—	434	67,421	(67,855)	—
Contributions from noncontrolling interests	—	—	—	—	—	7,291	—	7,291
Proceeds from exercise of stock options	19,689	—	—	—	19,689	—	—	19,689
Purchase of treasury stock	(384)	—	—	—	(384)	—	—	(384)

Cash flow provided by financing activities	307,746	434	46,274	—	354,454	74,712	(67,855)	361,311
Effect of exchange rates on cash	5	—	(514)	—	(509)	—	—	(509)

Net increase (decrease) in cash & equivalents	(8,907)	—	(2,927)	—	(11,834)	2,797	—	(9,037)
Cash and equivalents at beginning of period	8,990	—	5,328	—	14,318	—	—	14,318

Cash and equivalents at end of period	$83	$—	$2,401	$—	$2,484	$2,797	$—	$5,281

22. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest	$83,400	$69,038	$37,627
Income taxes	49,433	—	3
     Other significant non-cash transactions are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Working capital related to capital expenditures	$230,624	$159,819	$118,359
Issuance of common stock as consideration for the Alliance Acquisition	262,092	—	—
Noncash interest in BBEP earnings	—	429,618	—
Tax benefit recognized on employee stock option exercises	—	2,755	—
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

	Exploration & Production		Processing &			Quicksilver
	United States	Canada	Gathering	Corporate	Elimination	Consolidated
			(In thousands)
2008
Revenues	$600,292	$187,740	$78,572	$—	$(65,963)	$800,641
Depletion, depreciation and accretion	127,010	44,948	15,134	1,104	—	188,196
Impairment related to oil and gas properties	624,315	—	9,200	—	—	633,515
Operating income (loss)	(321,756)	104,131	34,879	(66,951)	—	(249,697)
Property, plant and equipment — net	2,723,103	550,413	519,447	4,752	—	3,797,715
Property and equipment costs incurred	2,179,815	138,360	265,222	1,638	—	2,585,035
2007
Revenues	$396,768	$158,121	$35,941	$—	$(29,572)	$561,258
Depletion, depreciation and accretion	72,132	39,445	8,146	974	—	120,697
Operating income	750,703	85,155	12,380	(44,657)	—	803,581
Property, plant and equipment — net	1,290,728	571,496	275,807	4,315	—	2,142,346
Property and equipment costs incurred	758,601	115,073	168,523	2,017	—	1,044,214
2006
Revenues	$272,377	$116,726	$13,907	$—	$(12,648)	$390,362
Depletion, depreciation and accretion	45,810	29,225	2,998	767	—	78,800
Operating income	133,521	63,906	3,173	(26,404)	—	174,196
Property, plant and equipment — net	1,126,351	417,199	132,457	3,273	—	1,679,280
Property and equipment costs incurred	439,986	118,028	85,848	1,865	—	645,727
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

     The changes in proved reserves for the three years ended December 31, 2008 were as follows:

	Natural Gas (MMcf)			NGL (MBbl)			Crude Oil (MBbl)
				United			United
	United States	Canada	Total	States	Canada	Total	States	Canada	Total
December 31, 2005	716,043	304,910	1,020,953	9,623	—	9,623	5,915	—	5,915
Revisions	(80,484)	(32,938)	(113,422)	4,593	7	4,600	667	—	667
Extensions and discoveries	332,811	55,006	387,817	34,510	14	34,524	320	—	320
Sales in place	—	(405)	(405)	—	—	—	—	—	—
Production	(35,028)	(18,238)	(53,266)	(741)	(5)	(746)	(587)	—	(587)

December 31, 2006(1)	933,342	308,335	1,241,677	47,985	16	48,001	6,315	—	6,315
Revisions	(30,494)	17,761	(12,733)	1,112	(1)	1,111	633	—	633
Extensions and discoveries	302,098	24,463	326,561	46,571	—	46,571	658	—	658
Sales in place(2)	(503,651)	(1,446)	(505,097)	(3,147)	—	(3,147)	(3,947)	—	(3,947)
Production	(38,887)	(20,732)	(59,619)	(2,466)	(5)	(2,471)	(584)	—	(584)

December 31, 2007(1)	662,408	328,381	990,789	90,055	10	90,065	3,075	—	3,075
Revisions	(171,009)	4,923	(166,086)	(25,596)	—	(25,596)	(106)	—	(106)
Extensions and discoveries	560,205	22,363	582,568	31,662	—	31,662	428	—	428
Purchases in place	299,952	—	299,952	—	—	—	—		—
Sales in place	—	(27)	(27)	—	—	—	—	—	—
Production	(45,059)	(23,069)	(68,128)	(4,194)	(2)	(4,196)	(483)	—	(483)

December 31, 2008(1)	1,306,497	332,571	1,639,068	91,927	8	91,935	2,914	—	2,914

Proved developed reserves December 31, 2006	626,582	217,759	844,341	18,771	16	18,787	5,236	—	5,236
December 31, 2007	379,917	260,029	639,946	50,738	10	50,748	2,763	—	2,763
December 31, 2008	756,191	278,668	1,034,859	56,181	8	56,189	2,509	—	2,509

(1)	Although the Company did not acquire its initial 32% limited partnership interest in BBEP until 2007, had the Company owned 32% of BBEP at December 31, 2006, proportionate ownership of BBEP would have included 1,341 MMcf of natural gas and 9,613 MBbl of crude oil, all within the United States but none of which is included in the above table. At December 31, 2007, the Company’s 32% ownership of BBEP represented proved oil and gas reserves of 160,880 MMcf of natural gas and 18,505 MBbl of crude oil, all within the United States but none of which is included in the above table. At December 31, 2008, the Company’s 41% ownership of BBEP represented proved oil and gas reserves of 189,176 MMcf of natural gas and 10,509 MBbl of crude oil, all within the United States but none of which is included in the above table.

(2)	Sales of reserves in place during 2007 relate principally to the BreitBurn Transaction, which is more fully described in Note 5
     The carrying value of oil and gas assets as of December 31, 2008, 2007 and 2006 were as follows:

	United States	Canada	Consolidated
	(In thousands)
2008
Proved properties	$3,068,326	$553,505	$3,621,831
Unevaluated properties	462,943	80,590	543,533
Accumulated DD&A	(902,281)	(120,475)	(1,022,756)

Net capitalized costs(1)	$2,628,988	$513,620	$3,142,608

2007
Proved properties	$1,231,109	$580,186	$1,811,295
Unevaluated properties	163,274	51,954	215,228
Accumulated DD&A	(157,122)	(105,001)	(262,123)

Net capitalized costs(1)	$1,237,261	$527,139	$1,764,400

2006
Proved properties	$1,163,353	$397,106	$1,560,459
Unevaluated properties	157,220	34,445	191,665
Accumulated DD&A	(250,547)	(57,518)	(308,065)

Net capitalized costs(1)	$1,070,026	$374,033	$1,444,059

(1)	Although the Company did not acquire its initial 32% limited partnership interest in BBEP until 2007, had the Company owned 32% of BBEP at December 31, 2006, proportionate ownership of BBEP would have included $59.3 million of capitalized oil and gas costs, all within the United States but none of which is included in the above table. At December 31, 2007, the Company’s 32% ownership of BBEP represented $593.8 million of capitalized oil and gas costs, all within the United States but none of which is included in the above table. At December 31, 2008, the Company’s 41% ownership of BBEP represented $743.8 million of capitalized oil and gas costs, all within the United States but none of which is included in the above table.

     Capital expenditures for exploration and development activities during each of the three years ended December 31, 2008, were as follows:

	United States	Canada	Consolidated
	(In thousands)
2008
Proved acreage	$787,172	$—	$787,172
Unproved acreage	484,770	54,048	538,818
Development costs	836,032	68,629	904,661
Exploration costs	30,161	10,280	40,441

Total (1)	$2,138,135	$132,957	$2,271,092

2007
Proved acreage	$—	$—	$—
Unproved acreage	17,031	31,448	48,479
Development costs	648,632	67,608	716,240
Exploration costs	75,862	11,953	87,815

Total (1)	$741,525	$111,009	$852,534

2006
Proved acreage	$—	$—	$—
Unproved acreage	32,048	1,574	33,622
Development costs	121,104	82,378	203,482
Exploration costs	280,438	27,197	307,635

Total (1)	$433,590	$111,149	$544,739

(1)	Although the Company did not acquire its initial 32% limited partnership interest in BBEP until 2007, had the Company owned 32% of BBEP at December 31, 2006, proportionate ownership of BBEP would have included $12.2 million of capitalized expenditures for exploration and development, all within the United States but none of which is included in the above table. At December 31, 2007, the Company’s 32% ownership of BBEP represented $551.0 million of costs incurred for exploration and development, all within the United States but none of which is included in the above table. At December 31, 2008, the Company’s 41% ownership of BBEP represented $49.6 million of costs incurred for exploration and development, all within the United States but none of which is included in the above table.
     Results of operations from producing activities for the three years ended December 31, 2008, are set forth below:

	United States	Canada	Consolidated
	(In thousands)
2008
Natural gas, NGL and crude oil sales	$597,889	$182,899	$780,788
Oil & gas production expense	113,793	38,662	152,455
Depletion & amortization expense	120,845	40,337	161,182
Impairment related to oil and gas properties	624,315	—	624,315

	(261,064)	103,900	(157,164)
Income tax expense (benefit)	(91,372)	30,131	(61,241)

Results from producing activities(1)	$(169,692)	$73,769	$(95,923)

2007
Natural gas, NGL and crude oil sales	$392,841	$152,248	$545,089
Oil & gas production expense	119,452	33,521	152,973
Depletion & amortization expense	65,701	35,330	101,031

	207,688	83,397	291,085
Income tax expense	72,691	24,185	96,876

Results from producing activities(1)	$134,997	$59,212	$194,209

2006
Natural gas, NGL and crude oil sales	$270,535	$116,005	$386,540
Oil & gas production expense	87,199	23,596	110,795
Depletion & amortization expense	40,760	26,094	66,854

	142,576	66,315	208,891
Income tax expense	49,902	19,231	69,133

Results from producing activities(1)	$92,674	$47,084	$139,758

(1)	Although the Company did not acquire its initial 32% limited partnership interest in BBEP until 2007, had the Company owned 32% of BBEP at December 31, 2006, proportionate ownership of BBEP would have included $25.0 million of producing activity results, all within the United States but none of which is included in the above table. For 2007, the Company’s 32% ownership of BBEP represented a loss of $7.8 million for producing activity results including realized and unrealized hedging gains and losses, all within the United States but none of which is included in the above table. At December 31, 2008, the Company’s 41% ownership of BBEP represented income of $214.1 million for producing activity results including realized and unrealized hedging gains and losses, all within the United States but none of which is included in the above table.
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

	At December 31,
	2008	2007	2006
Natural gas — Henry Hub-Spot	$5.71	$6.80	$5.64
Natural gas — AECO	5.44	6.35	5.39
NGL — Mont Belvieu, Texas	21.65	57.35	40.10
NGL — Kalkaska, Michigan(1)	N/A	N/A	37.73
Crude oil — WTI Cushing	44.60	95.98	60.85

(1)	All Michigan NGL reserves were sold in 2007 pursuant to the BreitBurn Transaction, which is more fully described in Note 5
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

     The standardized measure of discounted cash flows related to proved oil and gas reserves at December 31, 2008, 2007 and 2006 were as follows:

	United States	Canada	Total
	(In thousands)
December 31, 2008
Future revenues	$8,783,936	$1,764,268	$10,548,204
Future production costs	(4,162,737)	(551,395)	(4,714,132)
Future development costs	(1,140,466)	(113,800)	(1,254,266)
Future income taxes	(504,753)	(215,212)	(719,965)

Future net cash flows	2,975,980	883,861	3,859,841
10% discount	(1,623,862)	(441,717)	(2,065,579)

Standardized measure of discounted future cash flows relating to proved reserves(1)	$1,352,118	$442,144	$1,794,262

December 31, 2007
Future revenues	$9,566,791	$2,037,478	$11,604,269
Future production costs	(3,286,618)	(675,890)	(3,962,508)
Future development costs	(651,802)	(156,289)	(808,091)
Future income taxes	(1,772,021)	(228,883)	(2,000,904)

Future net cash flows	3,856,350	976,416	4,832,766
10% discount	(2,168,150)	(495,413)	(2,663,563)

Standardized measure of discounted future cash flows relating to proved reserves(1)	$1,688,200	$481,003	$2,169,203

December 31, 2006
Future revenues	$7,388,886	$1,629,456	$9,018,342
Future production costs	(2,715,746)	(550,148)	(3,265,894)
Future development costs	(464,997)	(148,850)	(613,847)
Future income taxes	(1,268,907)	(197,885)	(1,466,792)

Future net cash flows	2,939,236	732,573	3,671,809
10% discount	(1,813,746)	(372,238)	(2,185,984)

Standardized measure of discounted future cash flows relating to proved reserves(1)	$1,125,490	$360,335	$1,485,825

(1)	Although the Company did not acquire its initial 32% limited partnership interest in BBEP until 2007, had the Company owned 32% of BBEP at December 31, 2006, proportionate ownership of BBEP would have included $100.0 million of discounted future cash flows, all within the United States but none of which is included in the above table. For 2007, the Company’s 32% ownership of BBEP represented $609.2 million of discounted future cash flows, all within the United States, but none of which is included in the above table. At December 31, 2008, the Company’s 41% ownership of BBEP represented $240.2 million of discounted future cash flows related to its proved oil and gas reserves, all within the United States but none of which is included in the above table.
     The primary changes in the standardized measure of discounted future net cash flows for the three years ended December 31, 2008, were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Sales of oil and gas net of production costs	$(628,333)	$(392,116)	$(275,745)
Net changes in price and production cost	(2,368,940)	1,048,432	(1,236,793)
Extensions and discoveries	1,630,418	1,045,296	661,033
Development costs incurred	373,124	170,686	78,063
Changes in estimated future development costs	(413,097)	(234,649)	42,015
Purchase and sale of reserves, net	722,662	(1,008,566)	(1,977)
Revision of estimates	(618,527)	(8,090)	(94,080)
Accretion of discount	324,064	196,275	260,340
Net change in income taxes	509,854	(293,374)	302,342
Timing and other differences	93,834	159,484	(73,505)

Net increase (decrease)	$(374,941)	$683,378	$(338,307)

26. SELECTED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008(1)
Operating revenues	$157,617	$197,900	$236,263	$208,861
Operating income	70,723	107,103	119,990	(547,513)
Net income (loss)	41,642	52,323	(2,629)	(464,958)
Net income (loss) attributable to Quicksilver	41,134	51,335	(3,754)	(466,991)
Basic net earnings (loss) per share	$0.26	$0.32	$(0.02)	$(2.79)
Diluted net earnings (loss) per share	0.25	0.31	(0.02)	(2.79)
2007(2)
Operating revenues	$116,580	$136,398	$159,199	$149,081
Operating income	48,560	62,078	63,574	629,472
Net income	21,944	30,871	28,170	395,460
Net income attributable to Quicksilver	21,881	30,743	27,713	395,053
Basic net earnings per share	$0.14	$0.20	$0.18	$2.51
Diluted net earnings per share	0.14	0.19	0.17	2.35

(1)	Operating loss for the fourth quarter of 2008 includes a charge of $633.5 million for the impairment related to the Company’s U.S. oil and gas properties. Net loss for the fourth quarter of 2008 also includes $93.3 million for pretax income attributable to the Company’s proportionate ownership of BBEP and a pretax charge of $320.4 million for impairment of the related investment, respectively.

(2)	Operating income and net income for the fourth quarter of 2007 includes a gain of $628.6 million recognized from the divestiture of the Company’s Northeast Operations and a charge of $63.5 million for the remaining contract period of the Michigan Sales Contract.
27. INTERIM CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)
     The following information reflects corrections to the interim information previously presented. The previously reported information contained errors, most notably that certain combining adjustments for non-guarantor subsidiaries were reported as consolidating adjustments and certain earnings of consolidated non-guarantors were not appropriately reflected in their guarantor owners’ financial condition and results of operation. These errors had no effect on the consolidated amounts previously reported.

	September 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$312,186	$313,286	$313,286	$—	$—	$—	$336,875	$86,853	$86,853	$(394,000)	$(145,078)	$(145,078)
Property and equipment	3,177,418	3,177,418	3,177,418	10,977	10,977	10,977	1,041,897	1,041,897	1,041,897	—	—	—
Investment in subsidiaries (equity method)	741,170	582,708	662,024	166,853	—	79,316	—	—	—	(613,151)	(287,836)	(446,468)
Other assets	152,040	150,940	148,648	151,864	151,864	151,864	5,080	5,080	5,080	(204,869)	(203,769)	(203,769)

Total assets	$4,382,814	$4,224,352	$4,301,376	$329,694	$162,841	$242,157	$1,383,852	$1,133,830	$1,133,830	$(1,212,020)	$(636,683)	$(795,315)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$413,613	$255,151	$255,151	$152,390	$152,390	$152,390	$161,161	$70,701	$70,701	$(394,000)	$(145,078)	$(145,078)
Long-term liabilities	2,468,412	2,468,412	2,454,219	—	—	—	678,746	677,646	679,681	(204,869)	(203,769)	(203,769)
Deferred gain	—	—	—	—	—	—	79,316	79,316	—	—	—	—
Minority interest	—	—	—	—	—	—	28,782	28,782	—	—	—	—
Stockholders’ equity-Quicksilver	1,500,789	1,500,789	1,592,006	177,304	10,451	89,767	435,847	277,385	356,701	(613,151)	(287,836)	(446,468)
Noncontrolling interests	—	—	—	—	—	—	—	—	26,747	—	—	—

Total liabilities and stockholders’ equity	$4,382,814	$4,224,352	$4,301,376	$329,694	$162,841	$242,157	$1,383,852	$1,133,830	$1,133,830	$(1,212,020)	$(636,683)	$(795,315)

	June 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$416,922	$418,022	$418,022	$—	$—	$—	$301,450	$79,661	$79,661	$(443,750)	$(223,061)	$(223,061)
Property and equipment	1,699,550	1,699,550	1,699,550	10,981	10,981	10,981	992,115	992,115	992,115	—	—	—
Investment in subsidiaries (equity method)	744,722	585,309	664,625	167,796	—	79,316	—	—	—	(516,731)	(189,522)	(348,154)
Other assets	90,642	89,542	87,317	131,911	131,911	131,911	2,198	2,198	2,198	(184,519)	(183,419)	(183,419)

Total assets	$2,951,836	$2,792,423	$2,869,514	$310,688	$142,892	$222,208	$1,295,763	$1,073,974	$1,073,974	$(1,145,000)	$(596,002)	$(754,634)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$608,806	$449,393	$449,393	$133,800	$133,800	$133,800	$250,439	$189,163	$189,163	$(443,750)	$(223,061)	$(223,061)
Long-term liabilities	1,419,402	1,419,402	1,404,197	—	—	—	597,067	595,967	597,396	(184,519)	(183,419)	(183,419)
Deferred gain	—	—	—	—	—	—	79,316	79,316	—	—	—	—
Minority interest	—	—	—	—	—	—	29,098	29,098	—	—	—	—
Stockholders’ equity-Quicksilver	923,628	923,628	1,015,924	176,888	9,092	88,408	339,843	180,430	259,746	(516,731)	(189,522)	(348,154)
Noncontrolling interests	—	—	—	—	—	—	—	—	27,669	—	—	—

Total liabilities and stockholders’ equity	$2,951,836	$2,792,423	$2,869,514	$310,688	$142,892	$222,208	$1,295,763	$1,073,974	$1,073,974	$(1,145,000)	$(596,002)	$(754,634)

	March 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$311,609	$312,709	$312,709	$—	$—	$—	$270,544	$62,152	$62,152	$(345,146)	$(137,854)	$(137,854)
Property and equipment	1,481,585	1,481,585	1,481,585	10,953	10,953	10,953	938,226	938,226	938,226	—	—	—
Investment in subsidiaries (equity method)	790,711	630,357	709,673	168,747	—	79,316	—	—	—	(542,727)	(213,626)	(372,258)
Other assets	75,301	74,201	72,042	110,743	110,743	110,743	2,329	2,329	2,329	(162,934)	(161,834)	(161,834)

Total assets	$2,659,206	$2,498,852	$2,576,009	$290,443	$121,696	$201,012	$1,211,099	$1,002,707	$1,002,707	$(1,050,807)	$(513,314)	$(671,946)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$503,880	$343,526	$343,526	$113,585	$113,585	$113,585	$138,451	$91,513	$91,513	$(345,146)	$(137,854)	$(137,854)
Long-term liabilities	1,129,052	1,129,052	1,112,852	—	—	—	598,051	596,951	597,848	(162,934)	(161,834)	(161,834)
Deferred gain	—	—	—	—	—	—	79,316	79,316	—	—	—	—
Minority interest	—	—	—	—	—	—	29,412	29,412	—	—	—	—
Stockholders’ equity-Quicksilver	1,026,274	1,026,274	1,119,631	176,858	8,111	87,427	365,869	205,515	284,831	(542,727)	(213,626)	(372,258)
Noncontrolling interests	—	—	—	—	—	—	—	—	28,515	—	—	—

Total liabilities and stockholders’ equity	$2,659,206	$2,498,852	$2,576,009	$290,443	$121,696	$201,012	$1,211,099	$1,002,707	$1,002,707	$(1,050,807)	$(513,314)	$(671,946)

	September 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$4,589	$5,414	$5,414	$596	$596	$596	$503,821	$338,438	$338,438	$(354,251)	$(189,693)	$(189,693)
Property and equipment	1,544,145	1,544,145	1,544,145	1,879	1,879	1,879	841,827	841,827	841,827	—	—	—
Investment in subsidiaries (equity method)	622,217	461,049	542,662	157,527	—	81,613	8,058	4,543	4,543	(780,641)	(458,431)	(621,657)
Other assets	70,727	69,902	67,869	64,457	64,457	64,457	2,109	2,109	2,109	(115,084)	(114,259)	(114,259)

Total assets	$2,241,678	$2,080,510	$2,160,090	$224,459	$66,932	$148,545	$1,355,815	$1,186,917	$1,186,917	$(1,249,976)	$(762,383)	$(925,609)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$366,089	$204,921	$204,921	$60,909	$60,909	$60,909	$160,684	$157,294	$157,294	$(354,251)	$(189,693)	$(189,693)
Long-term liabilities	1,200,193	1,200,193	1,182,054	—	—	—	549,245	466,807	466,974	(115,084)	(114,259)	(114,259)
Deferred gain	—	—	—	—	—	—	—	81,613	—	—	—	—
Minority interest	—	—	—	—	—	—	28,795	28,795	—	—	—	—
Stockholders’ equity-Quicksilver	675,396	675,396	773,115	163,550	6,023	87,636	617,091	452,408	534,021	(780,641)	(458,431)	(621,657)
Noncontrolling interests	—	—	—	—	—	—	—	—	28,628	—	—	—

Total liabilities and stockholders’ equity	$2,241,678	$2,080,510	$2,160,090	$224,459	$66,932	$148,545	$1,355,815	$1,186,917	$1,186,917	$(1,249,976)	$(762,383)	$(925,609)

	June 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$158,611	$158,611	$158,611	$46	$46	$46	$355,686	$355,686	$355,686	$(385,950)	$(385,950)	$(385,950)
Property and equipment	1,343,598	1,343,598	1,343,598	1,900	1,901	1,901	753,557	753,556	753,556	—	—	—
Investment in subsidiaries (equity method)	600,553	600,553	600,553	170,296	174,371	174,371	8,020	4,503	4,503	(771,536)	(772,094)	(772,094)
Other assets	21,481	21,481	19,508	38,279	38,279	38,279	1,353	1,353	1,353	(38,279)	(38,279)	(38,279)

Total assets	$2,124,243	$2,124,243	$2,122,270	$210,521	$214,597	$214,597	$1,118,616	$1,115,098	$1,115,098	$(1,195,765)	$(1,196,323)	$(1,196,323)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$394,332	$394,332	$394,332	$35,969	$35,969	$35,969	$143,450	$143,450	$143,450	$(385,950)	$(385,950)	$(385,950)
Long-term liabilities	1,100,455	1,100,455	1,081,369	(120)	(120)	32	370,410	370,410	370,410	(38,279)	(38,279)	(38,279)
Minority interest	—	—	—	7,892	7,892	—	—	—	—	—	—	—
Stockholders’ equity-Quicksilver	629,456	629,456	646,569	166,780	170,856	170,856	604,756	601,238	601,238	(771,536)	(772,094)	(772,094)
Noncontrolling interests	—	—	—	—	—	7,740	—	—	—	—	—	—

Total liabilities and stockholders’ equity	$2,124,243	$2,124,243	$2,122,270	$210,521	$214,597	$214,597	$1,118,616	$1,115,098	$1,115,098	$(1,195,765)	$(1,196,323)	$(1,196,323)

	March 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
ASSETS
Current assets	$134,809	$134,809	$134,809	$2,297	$2,297	$2,297	$319,115	$319,115	$319,115	$(338,675)	$(338,675)	$(338,675)
Property and equipment	1,163,917	1,163,917	1,163,917	950	950	950	678,778	678,778	678,778	—	—	—
Investment in subsidiaries (equity method)	537,680	537,680	537,680	149,248	150,529	150,529	7,955	4,438	4,438	(687,487)	(685,251)	(685,251)
Other assets	21,598	21,598	19,683	—	—	—	2,248	2,248	2,248	—	—	—

Total assets	$1,858,004	$1,858,004	$1,856,089	$152,495	$153,776	$153,776	$1,008,096	$1,004,579	$1,004,579	$(1,026,162)	$(1,023,926)	$(1,023,926)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$368,360	$368,360	$368,360	$17	$17	$17	$139,032	$139,032	$139,032	$(338,675)	$(338,675)	$(338,675)
Long-term liabilities	929,656	929,656	909,640	(50)	(50)	1	326,411	326,411	326,411	—	—	—
Minority interest	—	—	—	7,694	7,694	—	—	—	—	—	—	—
Stockholders’ equity-Quicksilver	559,988	559,988	578,089	144,834	146,115	146,115	542,653	539,136	539,136	(687,487)	(685,251)	(685,251)
Noncontrolling interests	—	—	—	—	—	7,643	—	—	—	—	—	—

Total liabilities and stockholders’ equity	$1,858,004	$1,858,004	$1,856,089	$152,495	$153,776	$153,776	$1,008,096	$1,004,579	$1,004,579	$(1,026,162)	$(1,023,926)	$(1,023,926)

	For the Three Months Ended September 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$171,634	$171,639	$171,639	$—	$—	$—	$81,037	$80,571	$80,571	$(16,409)	$(15,947)	$(15,947)
Operating expenses	100,636	100,488	100,488	376	376	376	31,669	31,356	31,356	(16,409)	(15,947)	(15,947)
Equity in net earnings of subsidiaries	31,846	29,851	29,851	5,263	5,263	5,263	—	—	—	(37,109)	(35,114)	(35,114)

Operating income	102,844	101,002	101,002	4,887	4,887	4,887	49,368	49,215	49,215	(37,109)	(35,114)	(35,114)
Income from earnings of BBEP	(89,814)	(89,814)	(89,814)	—	—	—	—	—	—	—	—	—
Interest expense and other	(30,287)	(30,287)	(31,948)	1,736	1,736	1,736	(9,014)	(9,014)	(7,889)	—	—	—
Income tax (expense) benefit	14,582	16,424	17,006	(476)	(2,318)	(2,318)	(9,392)	(9,392)	(9,392)	—	—	—

Net income (loss)	(2,675)	(2,675)	(3,754)	6,147	4,305	4,305	30,962	30,809	31,934	(37,109)	(35,114)	(35,114)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(1,125)	—	—	—

Net income (loss) attributable to Quicksilver	$(2,675)	$(2,675)	$(3,754)	$6,147	$4,305	$4,305	$30,962	$30,809	$30,809	$(37,109)	$(35,114)	$(35,114)

	For the Three Months Ended June 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$148,991	$148,984	$148,984	$—	$—	$—	$63,515	$63,708	$63,708	$(14,491)	$(14,792)	$(14,792)
Operating expenses	72,681	72,827	72,827	514	514	514	32,094	32,248	32,248	(14,491)	(14,792)	(14,792)
Equity in net earnings of subsidiaries	20,018	18,555	18,555	4,619	4,618	4,618	—	—	—	(24,637)	(23,173)	(23,173)

Operating income	96,328	94,712	94,712	4,105	4,104	4,104	31,421	31,460	31,460	(24,637)	(23,173)	(23,173)
Income from earnings of BBEP	(10,269)	(10,269)	(10,269)	—	—	—	—	—	—	—	—	—
Interest expense and other	(9,972)	(9,972)	(11,604)	1,494	1,494	1,494	(7,518)	(7,404)	(6,416)	—	—	—
Income tax expense	(23,691)	(22,075)	(21,504)	(343)	(1,959)	(1,959)	(4,522)	(4,522)	(4,522)	—	—	—

Net income	52,396	52,396	51,335	5,256	3,639	3,639	19,381	19,534	20,522	(24,637)	(23,173)	(23,173)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(988)	—	—	—

Net income attributable to Quicksilver	$52,396	$52,396	$51,335	$5,256	$3,639	$3,639	$19,381	$19,534	$19,534	$(24,637)	$(23,173)	$(23,173)

	For the Three Months Ended March 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$116,887	$116,889	$116,889	$—	$—	$—	$53,261	$53,653	$53,653	$(12,645)	$(12,925)	$(12,925)
Operating expenses	66,957	66,959	66,959	499	499	499	32,083	32,361	32,361	(12,645)	(12,925)	(12,925)
Equity in net earnings of subsidiaries	11,895	11,063	11,063	2,376	2,376	2,376	—	—	—	(14,271)	(13,439)	(13,439)

Operating income	61,825	60,993	60,993	1,877	1,877	1,877	21,178	21,292	21,292	(14,271)	(13,439)	(13,439)
Income from earnings of BBEP	6,219	6,219	6,219	—	—	—	—	—	—	—	—	—
Interest expense and other	(5,446)	(5,446)	(7,049)	1,433	1,433	1,433	(6,727)	(6,841)	(6,333)	—	—	—
Income tax expense	(20,422)	(19,590)	(19,029)	(327)	(1,159)	(1,159)	(3,163)	(3,163)	(3,163)	—	—	—

Net income	42,176	42,176	41,134	2,983	2,151	2,151	11,288	11,288	11,796	(14,271)	(13,439)	(13,439)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(508)	—	—	—

Net income attributable to Quicksilver	$42,176	$42,176	$41,134	$2,983	$2,151	$2,151	$11,288	$11,288	$11,288	$(14,271)	$(13,439)	$(13,439)

	For the Three Months Ended September 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Revenues	$104,237	$104,237	$104,237	$—	$—	$—	$63,307	$63,237	$63,237	$(8,345)	$(8,275)	$(8,275)
Operating expenses	73,375	73,375	73,375	(784)	(784)	(784)	31,664	31,594	31,594	(8,345)	(8,275)	(8,275)
Equity in net earnings of subsidiaries	18,848	18,201	18,201	552	1,848	1,848	289	289	289	(19,404)	(20,053)	(20,053)

Operating income	49,710	49,063	49,063	1,336	2,632	2,632	31,932	31,932	31,932	(19,404)	(20,053)	(20,053)
Interest expense and other	(15,109)	(15,109)	(16,657)	999	999	999	(6,652)	(6,652)	(6,195)	—	—	—
Income tax expense	(5,882)	(5,235)	(4,693)	(624)	(1,271)	(1,271)	(7,587)	(7,587)	(7,587)	—	—	—

Net income	28,719	28,719	27,713	1,711	2,360	2,360	17,693	17,693	18,150	(19,404)	(20,053)	(20,053)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(457)	—	—	—

Net income attributable to Quicksilver	$28,719	$28,719	$27,713	$1,711	$2,360	$2,360	$17,693	$17,693	$17,693	$(19,404)	$(20,053)	$(20,053)

	For the Three Months Ended June 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Revenues	$88,948	$88,948	$88,948	$—	$—	$—	$53,961	$54,047	$54,047	$(6,408)	$(6,494)	$(6,494)
Operating expenses	54,687	54,687	54,687	680	680	680	25,746	25,832	25,832	(6,408)	(6,494)	(6,494)
Equity in net earnings of subsidiaries	19,453	18,743	18,743	2,794	2,031	2,031	266	266	266	(22,231)	(20,758)	(20,758)

Operating income	53,714	53,004	53,004	2,114	1,351	1,351	28,481	28,481	28,481	(22,231)	(20,758)	(20,758)
Interest expense and other	(13,706)	(13,706)	(15,226)	84	84	212	(3,955)	(3,955)	(3,955)	—	—	—
Income tax (expense) benefit	(8,277)	(7,567)	(7,035)	208	(502)	(502)	(4,701)	(4,701)	(4,701)	—	—	—

Net income	31,731	31,731	30,743	2,406	933	1,061	19,825	19,825	19,825	(22,231)	(20,758)	(20,758)
Net income attributable to noncontrolling interests	—	—	—	—	—	(128)	—	—	—	—	—	—

Net income attributable to Quicksilver	$31,731	$31,731	$30,743	$2,406	$933	$933	$19,825	$19,825	$19,825	$(22,231)	$(20,758)	$(20,758)

	For the Three Months Ended March 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Revenues	$70,868	$70,868	$70,868	$—	$—	$—	$50,190	$50,104	$50,104	$(4,478)	$(4,392)	$(4,392)
Operating expenses	46,461	46,461	46,461	459	459	459	25,693	25,607	25,607	(4,478)	(4,392)	(4,392)
Equity in net earnings of subsidiaries	14,742	14,480	14,480	1,281	748	748	109	109	109	(16,017)	(15,222)	(15,222)

Operating income	39,149	38,887	38,887	822	289	289	24,606	24,606	24,606	(16,017)	(15,222)	(15,222)
Interest expense and other	(11,120)	(11,120)	(12,613)	(63)	(63)	—	(3,231)	(3,231)	(3,231)	—	—	—
Income tax expense	(5,178)	(4,916)	(4,393)	183	(79)	(79)	(6,300)	(6,300)	(6,300)	—	—	—

Net income	22,851	22,851	21,881	942	147	210	15,075	15,075	15,075	(16,017)	(15,222)	(15,222)
Net income attributable to noncontrolling interests	—	—	—	—	—	(63)	—	—	—	—	—	—

Net income attributable to Quicksilver	$22,851	$22,851	$21,881	$942	$147	$147	$15,075	$15,075	$15,075	$(16,017)	$(15,222)	$(15,222)

	For the Nine Months Ended September 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$437,512	$437,512	$437,512	$—	$—	$—	$197,813	$197,932	$197,932	$(43,545)	$(43,664)	$(43,664)
Operating expenses	240,274	240,274	240,274	1,389	1,389	1,389	95,846	95,965	95,965	(43,545)	(43,664)	(43,664)
Equity in net earnings of subsidiaries	63,759	59,469	59,469	12,258	12,258	12,258	—	—	—	(76,017)	(71,727)	(71,727)

Operating income	260,997	256,707	256,707	10,869	10,869	10,869	101,967	101,967	101,967	(76,017)	(71,727)	(71,727)
Income from earnings of BBEP	(93,864)	(93,864)	(93,864)	—	—	—	—	—	—	—	—	—
Interest expense and other	(45,705)	(45,705)	(50,601)	4,663	4,663	4,663	(23,259)	(23,259)	(20,638)	—	—	—
Income tax expense	(29,531)	(25,241)	(23,527)	(1,146)	(5,436)	(5,436)	(17,077)	(17,077)	(17,077)	—	—	—

Net income	91,897	91,897	88,715	14,386	10,096	10,096	61,631	61,631	64,252	(76,017)	(71,727)	(71,727)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2,621)	—	—	—

Net income attributable to Quicksilver	$91,897	$91,897	$88,715	$14,386	$10,096	$10,096	$61,631	$61,631	$61,631	$(76,017)	$(71,727)	$(71,727)

	For the Six Months Ended June 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
	(In thousands)
Revenues	$265,878	$265,873	$265,873	$—	$—	$—	$116,776	$117,361	$117,361	$(27,136)	$(27,717)	$(27,717)
Operating expenses	139,638	139,786	139,786	1,013	1,013	1,013	64,177	64,609	64,609	(27,136)	(27,717)	(27,717)
Equity in net earnings of subsidiaries	31,913	29,618	29,618	6,995	6,994	6,994	—	—	—	(38,908)	(36,612)	(36,612)

Operating income	158,153	155,705	155,705	5,982	5,981	5,981	52,599	52,752	52,752	(38,908)	(36,612)	(36,612)
Income from earnings of BBEP	(4,050)	(4,050)	(4,050)	—	—	—	—	—	—	—	—	—
Interest expense and other	(15,418)	(15,418)	(18,653)	2,927	2,927	2,927	(14,245)	(14,245)	(12,749)	—	—	—
Income tax expense	(44,113)	(41,665)	(40,533)	(670)	(3,118)	(3,118)	(7,685)	(7,685)	(7,685)	—	—	—

Net income	94,572	94,572	92,469	8,239	5,790	5,790	30,669	30,822	32,318	(38,908)	(36,612)	(36,612)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(1,496)	—	—	—

Net income attributable to Quicksilver	$94,572	$94,572	$92,469	$8,239	$5,790	$5,790	$30,669	$30,822	$30,822	$(38,908)	$(36,612)	$(36,612)

	For the Nine Months Ended September 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Revenues	$264,053	$264,053	$264,053	$—	$—	$—	$167,355	$167,285	$167,285	$(19,231)	$(19,161)	$(19,161)
Operating expenses	174,523	174,523	174,523	355	355	355	83,103	83,033	83,033	(19,231)	(19,161)	(19,161)
Equity in net earnings of subsidiaries	53,043	51,424	51,424	4,627	4,627	4,627	664	664	664	(57,652)	(56,033)	(56,033)

Operating income	142,573	140,954	140,954	4,272	4,272	4,272	84,916	84,916	84,916	(57,652)	(56,033)	(56,033)
Interest expense and other	(39,935)	(39,935)	(44,496)	1,020	1,020	1,211	(13,735)	(13,735)	(13,278)	—	—	—
Income tax expense	(19,337)	(17,718)	(16,121)	(233)	(1,852)	(1,852)	(18,588)	(18,588)	(18,588)	—	—	—

Net income	83,301	83,301	80,337	5,059	3,440	3,631	52,593	52,593	53,050	(57,652)	(56,033)	(56,033)
Net income attributable to noncontrolling interests	—	—	—	—	—	(191)	—	—	(457)	—	—	—

Net income attributable to Quicksilver	$83,301	$83,301	$80,337	$5,059	$3,440	$3,440	$52,593	$52,593	$52,593	$(57,652)	$(56,033)	$(56,033)

	For the Six Months Ended June 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Revenues	$159,816	$159,816	$159,816	$—	$—	$—	$104,151	$104,151	$104,151	$(10,886)	$(10,886)	$(10,886)
Operating expenses	101,148	101,148	101,148	1,139	1,139	1,139	51,439	51,439	51,439	(10,886)	(10,886)	(10,886)
Equity in net earnings of subsidiaries	34,195	33,223	33,223	4,075	2,779	2,779	375	375	375	(38,248)	(35,980)	(35,980)

Operating income	92,863	91,891	91,891	2,936	1,640	1,640	53,087	53,087	53,087	(38,248)	(35,980)	(35,980)
Interest expense and other	(24,826)	(24,826)	(27,839)	21	21	212	(7,186)	(7,186)	(7,186)	—	—	—
Income tax expense	(13,455)	(12,483)	(11,428)	391	(581)	(581)	(11,001)	(11,001)	(11,001)	—	—	—

Net income	54,582	54,582	52,624	3,348	1,080	1,271	34,900	34,900	34,900	(38,248)	(35,980)	(35,980)
Net income attributable to noncontrolling interests	—	—	—	—	—	(191)	—	—	—	—	—	—

Net income attributable to Quicksilver	$54,582	$54,582	$52,624	$3,348	$1,080	$1,080	$34,900	$34,900	$34,900	$(38,248)	$(35,980)	$(35,980)

	For the Nine Months Ended September 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by operations	$53,455	$138,736	$138,736	$9,688	$2,483	$2,483	$210,977	$149,981	$149,981	$—	$(17,080)	$(17,080)
Cash flow used for investing activities	(1,627,306)	(1,711,759)	(1,711,759)	72,342	(2,483)	(2,483)	(289,446)	(228,453)	(228,453)	(99,110)	(825)	(825)
Cash flow provided by financing activities	1,560,117	1,559,289	1,559,289	(82,030)	—	—	80,051	80,054	80,054	99,110	17,905	17,905
Effect of exchange rates on cash	(155)	(155)	(155)	—	—	—	(2,454)	(2,454)	(2,454)	—	—	—

Net decrease in cash & equivalents	(13,889)	(13,889)	(13,889)	—	—	—	(872)	(872)	(872)	—	—	—
Cash and equivalents at beginning of period	27,010	27,012	27,012	—	—	—	1,216	1,214	1,214	—	—	—

Cash and equivalents at end of period	$13,121	$13,123	$13,123	$—	$—	$—	$344	$342	$342	$—	$—	$—

	For the Six Months Ended June 30, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by (used for) operations	$(79,043)	$(14,468)	$(14,468)	$9,443	$2,282	$2,282	$206,211	$159,669	$159,669	$—	$(10,872)	$(10,872)
Cash flow used for investing activities	(404,699)	(468,721)	(468,721)	48,163	(2,282)	(2,282)	(204,511)	(157,973)	(157,973)	(68,479)	(550)	(550)
Cash flow provided by (used for) financing activities	457,023	456,470	456,470	(57,606)	—	—	(1,325)	(1,321)	(1,321)	68,479	11,422	11,422
Effect of exchange rates on cash	(70)	(70)	(70)	—	—	—	517	517	517	—	—	—

Net increase (decrease) in cash & equivalents	(26,789)	(26,789)	(26,789)	—	—	—	892	892	892	—	—	—
Cash and equivalents at beginning of period	27,010	27,012	27,012	—	—	—	1,216	1,214	1,214	—	—	—

Cash and equivalents at end of period	$221	$223	$223	$—	$—	$—	$2,108	$2,106	$2,106	$—	$—	$—

	For the Three Months Ended March 31, 2008
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by (used for) operations	$(45,590)	$(10,412)	$(10,412)	$9,093	$1,888	$1,888	$79,781	$57,111	$57,111	$—	$(5,303)	$(5,303)
Cash flow used for investing activities	(231,747)	(266,647)	(266,647)	23,270	(1,888)	(1,888)	(132,502)	(109,833)	(109,833)	(37,667)	(278)	(278)
Cash flow provided by financing activities	252,122	251,844	251,844	(32,363)	—	—	52,160	52,161	52,161	37,667	5,581	5,581
Effect of exchange rates on cash	(58)	(58)	(58)	—	—	—	(416)	(416)	(416)	—	—	—

Net decrease in cash & equivalents	(25,273)	(25,273)	(25,273)	—	—	—	(977)	(977)	(977)	—	—	—
Cash and equivalents at beginning of period	27,010	27,012	27,012	—	—	—	1,216	1,214	1,214	—	—	—

Cash and equivalents at end of period	$1,737	$1,739	$1,739	$—	$—	$—	$239	$237	$237	$—	$—	$—

	For the Nine Months Ended September 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by operations	$116,890	$153,652	$153,652	$(496)	$280	$280	$145,305	$107,767	$107,767	$—	$—	$—
Cash flow used for investing activities	(562,188)	(537,828)	(537,828)	29,092	(280)	(280)	(191,881)	(137,213)	(137,213)	5,097	(44,559)	(44,559)
Cash flow provided by financing activities	446,035	384,915	384,915	(28,596)	—	—	56,978	39,846	39,846	(5,097)	44,559	44,559
Effect of exchange rates on cash	588	588	588	—	—	—	2,582	2,582	2,582	—	—	—

Net increase in cash & equivalents	1,325	1,327	1,327	—	—	—	12,984	12,982	12,982	—	—	—
Cash and equivalents at beginning of period	83	83	83	—	—	—	5,198	5,198	5,198	—	—	—

Cash and equivalents at end of period	$1,408	$1,410	$1,410	$—	$—	$—	$18,182	$18,180	$18,180	$—	$—	$—

	For the Six Months Ended June 30, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by operations	$77,788	$80,928	$80,928	$(735)	$280	$280	$77,495	$73,340	$73,340	$—	$—	$—
Cash flow used for investing activities	(370,426)	(373,564)	(373,564)	(45,333)	(280)	(280)	(117,535)	(107,511)	(107,511)	90,956	39,017	39,017
Cash flow provided by financing activities	292,304	292,304	292,304	46,068	—	—	36,467	30,596	30,596	(90,956)	(39,017)	(39,017)
Effect of exchange rates on cash	390	390	390	—	—	—	1,494	1,494	1,494	—	—	—

Net increase (decrease) in cash & equivalents	56	58	58	—	—	—	(2,079)	(2,081)	(2,081)	—	—	—
Cash and equivalents at beginning of period	83	83	83	—	—	—	5,198	5,198	5,198	—	—	—

Cash and equivalents at end of period	$139	$141	$141	$—	$—	$—	$3,119	$3,117	$3,117	$—	$—	$—

	For the Three Months Ended March 31, 2007
	Quicksilver Resources Inc.			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for	As Previously	As	As Revised for
	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP	Reported	Restated	New GAAP
						(In thousands)
Cash flow provided by operations	$42,754	$40,820	$40,820	$(231)	$276	$276	$30,483	$31,910	$31,910	$—	$—	$—
Cash flow used for investing activities	(166,157)	(164,222)	(164,222)	(24,282)	(276)	(276)	(67,639)	(67,181)	(67,181)	48,354	21,955	21,955
Cash flow provided by financing activities	123,755	123,756	123,756	24,513	—	—	37,010	35,123	35,123	(48,354)	(21,955)	(21,955)
Effect of exchange rates on cash	—	—	—	—	—	—	231	231	231	—	—	—

Net increase in cash & equivalents	352	354	354	—	—	—	85	83	83	—	—	—
Cash and equivalents at beginning of period	83	83	83	—	—	—	5,198	5,198	5,198	—	—	—

Cash and equivalents at end of period	$435	$437	$437	$—	$—	$—	$5,283	$5,281	$5,281	$—	$—	$—

     See Note 21, as restated, for more information about the Company’s “restricted” and “unrestricted” subsidiaries. The following tables present restated information for the Company and include the financial information about the Company and its restricted subsidiaries for each of the interim periods covered by the consolidated financial statements.

	September 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$313,286	$—	$74,908	$(140,037)	$248,157	$11,945	$(5,041)	$255,061
Property and equipment	3,177,418	10,977	604,015	—	3,792,410	437,882	—	4,230,292
Investment in subsidiaries (equity method)	662,024	79,316	—	(367,152)	374,188	—	(79,316)	294,872
Other assets	148,648	151,864	3,996	—	304,508	1,084	(203,769)	101,823

Total assets	$4,301,376	$242,157	$682,919	$(507,189)	$4,719,263	$450,911	$(288,126)	$4,882,048

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$255,151	$152,390	$37,648	$(140,037)	$305,152	$33,053	$(5,041)	$333,164
Long-term liabilities	2,454,219	—	367,886	—	2,822,105	311,795	(203,769)	2,930,131
Stockholders’ equity-Quicksilver	1,592,006	89,767	277,385	(367,152)	1,592,006	79,316	(79,316)	1,592,006
Noncontrolling interests	—	—	—	—	—	26,747	—	26,747

Total liabilities and stockholders’ equity	$4,301,376	$242,157	$682,919	$(507,189)	$4,719,263	$450,911	$(288,126)	$4,882,048

	June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$418,022	$—	$72,999	$(214,816)	$276,205	$6,662	$(8,245)	$274,622
Property and equipment	1,699,550	10,981	619,482	—	2,330,013	372,633	—	2,702,646
Investment in subsidiaries (equity method)	664,625	79,316	—	(268,838)	475,103	—	(79,316)	395,787
Other assets	87,317	131,911	1,058	—	220,286	1,140	(183,419)	38,007

Total assets	$2,869,514	$222,208	$693,539	$(483,654)	$3,301,607	$380,435	$(270,980)	$3,411,062

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$449,393	$133,800	$157,737	$(214,816)	$526,114	$31,426	$(8,245)	$549,295
Long-term liabilities	1,404,197	—	355,372	—	1,759,569	242,024	(183,419)	1,818,174
Stockholders’ equity-Quicksilver	1,015,924	88,408	180,430	(268,838)	1,015,924	79,316	(79,316)	1,015,924
Noncontrolling interests	—	—	—	—	—	27,669	—	27,669

Total liabilities and stockholders’ equity	$2,869,514	$222,208	$693,539	$(483,654)	$3,301,607	$380,435	$(270,980)	$3,411,062

	March 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$312,709	$—	$58,394	$(134,891)	$236,212	$3,758	$(2,963)	$237,007
Property and equipment	1,481,585	10,953	616,407	—	2,108,945	321,819	—	2,430,764
Investment in subsidiaries (equity method)	709,673	79,316	—	(292,942)	496,047	—	(79,316)	416,731
Other assets	72,042	110,743	1,131	—	183,916	1,198	(161,834)	23,280

Total assets	$2,576,009	$201,012	$675,932	$(427,833)	$3,025,120	$326,775	$(244,113)	$3,107,782

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$343,526	$113,585	$68,899	$(134,891)	$391,119	$22,614	$(2,963)	$410,770
Long-term liabilities	1,112,852	—	401,518	—	1,514,370	196,330	(161,834)	1,548,866
Stockholders’ equity-Quicksilver	1,119,631	87,427	205,515	(292,942)	1,119,631	79,316	(79,316)	1,119,631
Noncontrolling interests	—	—	—	—	—	28,515	—	28,515

Total liabilities and stockholders’ equity	$2,576,009	$201,012	$675,932	$(427,833)	$3,025,120	$326,775	$(244,113)	$3,107,782

	September 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$5,414	$596	$327,192	$(177,745)	$155,457	$11,246	$(11,948)	$154,755
Property and equipment	1,544,145	1,879	614,002	—	2,160,026	227,825	—	2,387,851
Investment in subsidiaries (equity method)	542,662	81,613	4,543	(540,044)	88,774	—	(81,613)	7,161
Other assets	67,869	64,457	1,150	—	133,476	959	(114,259)	20,176

Total assets	$2,160,090	$148,545	$946,887	$(717,789)	$2,537,733	$240,030	$(207,820)	$2,569,943

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$204,921	$60,909	$143,808	$(177,745)	$231,893	$13,486	$(11,948)	$233,431
Long-term liabilities	1,182,054	—	350,671	—	1,532,725	116,303	(114,259)	1,534,769
Stockholders’ equity-Quicksilver	773,115	87,636	452,408	(540,044)	773,115	81,613	(81,613)	773,115
Noncontrolling interests	—	—	—	—	—	28,628	—	28,628

Total liabilities and stockholders’ equity	$2,160,090	$148,545	$946,887	$(717,789)	$2,537,733	$240,030	$(207,820)	$2,569,943

	June 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$158,611	$46	$312,428	$(356,263)	$114,822	$43,258	$(29,687)	$128,393
Property and equipment	1,343,598	1,901	560,268	—	1,905,767	193,288	—	2,099,055
Investment in subsidiaries (equity method)	600,553	174,371	4,503	(591,074)	188,353	—	(181,020)	7,333
Other assets	19,508	38,279	1,353	—	59,140	—	(38,279)	20,861

Total assets	$2,122,270	$214,597	$878,552	$(947,337)	$2,268,082	$236,546	$(248,986)	$2,255,642

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$394,332	$35,969	$127,846	$(356,263)	$201,884	$15,604	$(29,687)	$187,801
Long-term liabilities	1,081,369	32	330,488	—	1,411,889	39,922	(38,279)	1,413,532
Stockholders’ equity-Quicksilver	646,569	170,856	420,218	(591,074)	646,569	181,020	(181,020)	646,569
Noncontrolling interests	—	7,740	—	—	7,740	—	—	7,740

Total liabilities and stockholders’ equity	$2,122,270	$214,597	$878,552	$(947,337)	$2,268,082	$236,546	$(248,986)	$2,255,642

	March 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$134,809	$2,297	$308,677	$(333,205)	$112,578	$10,438	$(5,470)	$117,546
Property and equipment	1,163,917	950	520,561	—	1,685,428	158,217	—	1,843,645
Investment in subsidiaries (equity method)	537,680	150,529	4,438	(527,264)	165,383	—	(157,987)	7,396
Other assets	19,683	—	1,427	—	21,110	821	—	21,931

Total assets	$1,856,089	$153,776	$835,103	$(860,469)	$1,984,499	$169,476	$(163,457)	$1,990,518

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$368,360	$17	$129,203	$(333,205)	$164,375	$9,829	$(5,470)	$168,734
Long-term liabilities	909,640	1	324,751	—	1,234,392	1,660	—	1,236,052
Stockholders’ equity-Quicksilver	578,089	146,115	381,149	(527,264)	578,089	157,987	(157,987)	578,089
Noncontrolling interests	—	7,643	—	—	7,643	—	—	7,643

Total liabilities and stockholders’ equity	$1,856,089	$153,776	$835,103	$(860,469)	$1,984,499	$169,476	$(163,457)	$1,990,518

	For the Three Months Ended September 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$171,639	$—	$61,267	$—	$232,906	$19,304	$(15,947)	$236,263
Operating expenses	100,488	376	21,245	—	122,109	10,111	(15,947)	116,273
Equity in net earnings of subsidiaries	29,851	5,263	—	(29,851)	5,263	—	(5,263)	—

Operating income	101,002	4,887	40,022	(29,851)	116,060	9,193	(5,263)	119,990
Income from earnings of BBEP	(89,814)	—	—	—	(89,814)	—	—	(89,814)
Interest expense and other	(31,948)	1,736	(5,190)	—	(35,402)	(2,699)	—	(38,101)
Income tax (expense) benefit	17,006	(2,318)	(9,286)	—	5,402	(106)	—	5,296

Net income (loss)	(3,754)	4,305	25,546	(29,851)	(3,754)	6,388	(5,263)	(2,629)
Net income attributable to noncontrolling interests	—	—	—	—	—	(1,125)	—	(1,125)

Net income (loss) attributable to Quicksilver	$(3,754)	$4,305	$25,546	$(29,851)	$(3,754)	$5,263	$(5,263)	$(3,754)

	For the Three Months Ended June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$148,984	$—	$45,503	$—	$194,487	$18,205	$(14,792)	$197,900
Operating expenses	72,827	514	22,107	—	95,448	10,141	(14,792)	90,797
Equity in net earnings of subsidiaries	18,555	4,618	—	(18,555)	4,618	—	(4,618)	—

Operating income	94,712	4,104	23,396	(18,555)	103,657	8,064	(4,618)	107,103
Income from earnings of BBEP	(10,269)	—	—	—	(10,269)	—	—	(10,269)
Interest expense and other	(11,604)	1,494	(3,996)	—	(14,106)	(2,420)	—	(16,526)
Income tax expense	(21,504)	(1,959)	(4,484)	—	(27,947)	(38)	—	(27,985)

Net income	51,335	3,639	14,916	(18,555)	51,335	5,606	(4,618)	52,323
Net income attributable to noncontrolling interests	—	—	—	—	—	(988)	—	(988)

Net income attributable to Quicksilver	$51,335	$3,639	$14,916	$(18,555)	$51,335	$4,618	$(4,618)	$51,335

	For the Three Months Ended March 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$116,889	$—	$38,468	$—	$155,357	$15,185	$(12,925)	$157,617
Operating expenses	66,959	499	22,438	—	89,896	9,923	(12,925)	86,894
Equity in net earnings of subsidiaries	11,063	2,376	—	(11,063)	2,376	—	(2,376)	—

Operating income	60,993	1,877	16,030	(11,063)	67,837	5,262	(2,376)	70,723
Income from earnings of BBEP	6,219	—	—	—	6,219	—	—	6,219
Interest expense and other	(7,049)	1,433	(3,920)	—	(9,536)	(2,413)	—	(11,949)
Income tax expense	(19,029)	(1,159)	(3,198)	—	(23,386)	35	—	(23,351)

Net income	41,134	2,151	8,912	(11,063)	41,134	2,884	(2,376)	41,642
Net income attributable to noncontrolling interests	—	—	—	—	—	(508)	—	(508)

Net income attributable to Quicksilver	$41,134	$2,151	$8,912	$(11,063)	$41,134	$2,376	$(2,376)	$41,134

	For the Three Months Ended September 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$104,237	$—	$52,955	$(239)	$156,953	$10,282	$(8,036)	$159,199
Operating expenses	73,375	(784)	25,117	(239)	97,469	6,477	(8,036)	95,910
Equity in net earnings of subsidiaries	18,201	1,848	289	(18,205)	2,133	—	(1,848)	285

Operating income (loss)	49,063	2,632	28,127	(18,205)	61,617	3,805	(1,848)	63,574
Interest expense and other	(16,657)	999	(4,787)	—	(20,445)	(1,408)	—	(21,853)
Income tax expense	(4,693)	(1,271)	(7,495)	—	(13,459)	(92)	—	(13,551)

Net income	27,713	2,360	15,845	(18,205)	27,713	2,305	(1,848)	28,170
Net income attributable to noncontrolling interests	—	—	—	—	—	(457)	—	(457)

Net income attributable to Quicksilver	$27,713	$2,360	$15,845	$(18,205)	$27,713	$1,848	$(1,848)	$27,713

	For the Three Months Ended June 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$88,948	$—	$46,930	$(209)	$135,669	$7,117	$(6,285)	$136,501
Operating expenses	54,687	680	21,094	(209)	76,252	4,738	(6,285)	74,705
Equity in net earnings of subsidiaries	18,743	2,031	266	(18,727)	2,313	—	(2,031)	282

Operating income	53,004	1,351	26,102	(18,727)	61,730	2,379	(2,031)	62,078
Interest expense and other	(15,226)	212	(3,663)	—	(18,677)	(292)	—	(18,969)
Income tax expense	(7,035)	(502)	(4,645)	—	(12,182)	(56)	—	(12,238)

Net income	30,743	1,061	17,794	(18,727)	30,871	2,031	(2,031)	30,871
Net income attributable to noncontrolling interests	—	(128)	—	—	(128)	—	—	(128)

Net income attributable to Quicksilver	$30,743	$933	$17,794	$(18,727)	$30,743	$2,031	$(2,031)	$30,743

	For the Three Months Ended March 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$70,868	$—	$44,732	$(228)	$115,372	$5,372	$(4,164)	$116,580
Operating expenses	46,461	459	21,099	(228)	67,791	4,508	(4,164)	68,135
Equity in net earnings of subsidiaries	14,480	748	109	(14,474)	863	—	(748)	115

Operating income	38,887	289	23,742	(14,474)	48,444	864	(748)	48,560
Interest expense and other	(12,613)	—	(3,156)	—	(15,769)	(75)	—	(15,844)
Income tax (expense) benefit	(4,393)	(79)	(6,259)	—	(10,731)	(41)	—	(10,772)

Net income	21,881	210	14,327	(14,474)	21,944	748	(748)	21,944
Net income attributable to noncontrolling interests	—	(63)	—	—	(63)	—	—	(63)

Net income attributable to Quicksilver	$21,881	$147	$14,327	$(14,474)	$21,881	$748	$(748)	$21,881

	For the Nine Months Ended September 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$437,512	$—	$145,238	$—	$582,750	$52,694	$(43,664)	$591,780
Operating expenses	240,274	1,389	65,790	—	307,453	30,175	(43,664)	293,964
Equity in net earnings of subsidiaries	59,469	12,258	—	(59,469)	12,258	—	(12,258)	—

Operating income	256,707	10,869	79,448	(59,469)	287,555	22,519	(12,258)	297,816
Income from earnings of BBEP	(93,864)	—	—	—	(93,864)	—	—	(93,864)
Interest expense and other	(50,601)	4,663	(13,107)	—	(59,045)	(7,531)	—	(66,576)
Income tax expense	(23,527)	(5,436)	(16,968)	—	(45,931)	(109)	—	(46,040)

Net income	88,715	10,096	49,373	(59,469)	88,715	14,879	(12,258)	91,336
Net income attributable to noncontrolling interests	—	—	—	—	—	(2,621)	—	(2,621)

Net income attributable to Quicksilver	$88,715	$10,096	$49,373	$(59,469)	$88,715	$12,258	$(12,258)	$88,715

	For the Six Months Ended June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$265,873	$—	$83,971	$—	$349,844	$33,390	$(27,717)	$355,517
Operating expenses	139,786	1,013	44,545	—	185,344	20,064	(27,717)	177,691
Equity in net earnings of subsidiaries	29,618	6,994	—	(29,618)	6,994	—	(6,994)	—

Operating income	155,705	5,981	39,426	(29,618)	171,494	13,326	(6,994)	177,826
Income from earnings of BBEP	(4,050)	—	—	—	(4,050)	—	—	(4,050)
Interest expense and other	(18,653)	2,927	(7,916)	—	(23,642)	(4,833)	—	(28,475)
Income tax expense	(40,533)	(3,118)	(7,682)	—	(51,333)	(3)	—	(51,336)

Net income	92,469	5,790	23,828	(29,618)	92,469	8,490	(6,994)	93,965
Net income attributable to noncontrolling interests	—	—	—	—	—	(1,496)	—	(1,496)

Net income attributable to Quicksilver	$92,469	$5,790	$23,828	$(29,618)	$92,469	$6,994	$(6,994)	$92,469

	For the Nine Months Ended September 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$264,053	$—	$144,514	$(676)	$407,891	$22,771	$(18,485)	$412,177
Operating expenses	174,523	355	67,310	(676)	241,512	15,723	(18,485)	238,750
Equity in net earnings of subsidiaries	51,424	4,627	664	(51,406)	5,309	—	(4,627)	682

Operating income	140,954	4,272	77,868	(51,406)	171,688	7,048	(4,627)	174,109
Interest expense and other	(44,496)	1,211	(11,503)	—	(54,788)	(1,775)	—	(56,563)
Income tax expense	(16,121)	(1,852)	(18,399)	—	(36,372)	(189)	—	(36,561)

Net income	80,337	3,631	47,966	(51,406)	80,528	5,084	(4,627)	80,985
Net income attributable to noncontrolling interests	—	(191)	—	—	(191)	(457)	—	(648)

Net income attributable to Quicksilver	$80,337	$3,440	$47,966	$(51,406)	$80,337	$4,627	$(4,627)	$80,337

	For the Six Months Ended June 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$159,816	$—	$91,662	$(437)	$251,041	$12,489	$(10,449)	$253,081
Operating expenses	101,148	1,139	42,193	(437)	144,043	9,246	(10,449)	142,840
Equity in net earnings of subsidiaries	33,223	2,779	375	(33,201)	3,176	—	(2,779)	397

Operating income	91,891	1,640	49,844	(33,201)	110,174	3,243	(2,779)	110,638
Interest expense and other	(27,839)	212	(6,819)	—	(34,446)	(367)	—	(34,813)
Income tax (expense) benefit	(11,428)	(581)	(10,904)	—	(22,913)	(97)	—	(23,010)

Net income	52,624	1,271	32,121	(33,201)	52,815	2,779	(2,779)	52,815
Net income attributable to noncontrolling interests	—	(191)	—	—	(191)	—	—	(191)

Net income attributable to Quicksilver	$52,624	$1,080	$32,121	$(33,201)	$52,624	$2,779	$(2,779)	$52,624

	For the Nine Months Ended September 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by operations	$138,736	$2,483	$113,616	$—	$254,835	$36,365	$(17,080)	$274,120
Purchases of property, plant and equipment	(1,744,219)	(2,483)	(116,871)	—	(1,863,573)	(112,200)	—	(1,975,773)
Return of investment from BBEP and equity affiliates	31,435	—	—	—	31,435	—	—	31,435
Proceeds from sale of equipment to subsidiaries	825	—	—	—	825	—	(825)	—
Proceeds from sales of properties and equipment	200	—	618	—	818	—	—	818

Cash flow provided by (used for) investing activities	(1,711,759)	(2,483)	(116,253)	—	(1,830,495)	(112,200)	(825)	(1,943,520)
Issuance of debt	2,169,611	—	203,208	—	2,372,819	99,300	—	2,472,119
Repayments of debt	(583,782)	—	(198,206)	—	(781,988)	—	—	(781,988)
Debt issuance costs	(24,545)	—	—	—	(24,545)	—	—	(24,545)
Repayments to parent	—	—	—	—	—	(825)	825	—
Distributions to parent	—	—	—	—	—	(17,080)	17,080	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,343)	—	(6,343)
Proceeds from exercise of stock options	1,240	—	—	—	1,240	—	—	1,240
Purchase of treasury stock	(3,235)	—	—	—	(3,235)	—	—	(3,235)

Cash flow provided by (used for) financing activities	1,559,289	—	5,002	—	1,564,291	75,052	17,905	1,657,248
Effect of exchange rates on cash	(155)	—	(2,454)	—	(2,609)	—	—	(2,609)

Net increase (decrease) in cash & equivalents	(13,889)	—	(89)	—	(13,978)	(783)	—	(14,761)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$13,123	$—	$—	$—	$13,123	$342	$—	$13,465

	For the Six Months Ended June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by operations	$(14,468)	$2,282	$135,589	$—	$123,403	$24,080	$(10,872)	$136,611
Purchases of property, plant and equipment	(489,605)	(2,282)	(99,137)	—	(591,024)	(59,434)	—	(650,458)
Return of investment from BBEP and equity affiliates	20,334	—	—	—	20,334	—	—	20,334
Proceeds from sale of equipment to subsidiaries	550	—	—	—	550	—	(550)	—
Proceeds from sales of properties and equipment	—	—	598	—	598	—	—	598

Cash flow provided by (used for) investing activities	(468,721)	(2,282)	(98,539)	—	(569,542)	(59,434)	(550)	(629,526)
Issuance of debt	876,611	—	103,377	—	979,988	50,300	—	1,030,288
Repayments of debt	(408,032)	—	(139,534)	—	(547,566)	—	—	(547,566)
Debt issuance costs	(10,837)	—	—	—	(10,837)	—	—	(10,837)
Repayments to parent	—	—	—	—	—	(550)	550	—
Distributions to parent	—	—	—	—	—	(10,872)	10,872	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,042)	—	(4,042)
Proceeds from exercise of stock options	1,082	—	—	—	1,082	—	—	1,082
Purchase of treasury stock	(2,354)	—	—	—	(2,354)	—	—	(2,354)

Cash flow provided by (used for) financing activities	456,470	—	(36,157)	—	420,313	34,836	11,422	466,571
Effect of exchange rates on cash	(70)	—	517	—	447	—	—	447

Net increase (decrease) in cash & equivalents	(26,789)	—	1,410	—	(25,379)	(518)	—	(25,897)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$223	$—	$1,499	$—	$1,722	$607	$—	$2,329

	For the Three Months Ended March 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by operations	$(10,412)	$1,888	$44,265	$—	$35,741	$12,846	$(5,303)	$43,284
Purchases of property, plant and equipment	(220,215)	(1,888)	(77,152)	—	(299,255)	(32,681)	—	(331,936)
Advances to BBEP	(50,150)	—	—	—	(50,150)	—	—	(50,150)
Return of investment from BBEP and equity affiliates	3,440	—	—	—	3,440	—	—	3,440
Proceeds from sale of equipment to subsidiaries	278	—	—	—	278	—	(278)	—
Proceeds from sales of properties and equipment	—	—	—	—	—	—	—	—

Cash flow provided by (used for) investing activities	(266,647)	(1,888)	(77,152)	—	(345,687)	(32,681)	(278)	(378,646)
Issuance of debt	253,000	—	51,241	—	304,241	26,500	—	330,741
Repayments of debt	(34)	—	(18,027)	—	(18,061)	—	—	(18,061)
Repayments to parent	—	—	—	—	—	(278)	278	—
Distributions to parent	—	—	—	—	—	(5,303)	5,303	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,972)	—	(1,972)
Proceeds from exercise of stock options	858	—	—	—	858	—	—	858
Purchase of treasury stock	(1,980)	—	—	—	(1,980)	—	—	(1,980)

Cash flow provided by (used for) financing activities	251,844	—	33,214	—	285,058	18,947	5,581	309,586
Effect of exchange rates on cash	(58)	—	(416)	—	(474)	—	—	(474)

Net increase (decrease) in cash & equivalents	(25,273)	—	(89)	—	(25,362)	(888)	—	(26,250)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$1,739	$—	$—	$—	$1,739	$237	$—	$1,976

	For the Nine Months Ended September 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by (used for) operations	$153,652	$280	$93,846	$—	$247,778	$13,921	$—	$261,699
Purchases of property, plant and equipment	(612,074)	(280)	(82,178)	—	(694,532)	(55,184)	29,508	(720,208)
Investment in subsidiaries and affiliates	(38,045)	—	—	—	(38,045)	—	38,045	—
Return of investment from subsidiaries and affiliates	112,125	—	149	—	112,274	—	(112,112)	162
Proceeds from sales of properties and equipment	166	—	—	—	166	—	—	166

Cash flow provided by (used for) investing activities	(537,828)	(280)	(82,029)	—	(620,137)	(55,184)	(44,559)	(719,880)
Issuance of debt	497,500	—	42,530	—	540,030	—	—	540,030
Repayments of debt	(123,773)	—	(58,584)	—	(182,357)	—	—	(182,357)
Debt issuance costs	(2,857)	—	(664)	—	(3,521)	(992)	—	(4,513)
Proceeds from sale of KGS units, net	—	—	—	—	—	109,642	—	109,642
Contributions from parent	—	—	—	—	—	67,553	(67,553)	—
Contributions from noncontrolling interests	—	—	—	—	—	167	—	167
Distributions to parent	—	—	—	—	—	(112,112)	112,112	—
Distributions to noncontrolling interests	—	—	—	—	—	(7,694)	—	(7,694)
Proceeds from exercise of stock options	15,570	—	—	—	15,570	—	—	15,570
Purchase of treasury stock	(1,525)	—	—	—	(1,525)	—	—	(1,525)

Cash flow provided by (used for) financing activities	384,915	—	(16,718)	—	368,197	56,564	44,559	469,320
Effect of exchange rates on cash	588	—	2,582	—	3,170	—	—	3,170

Net increase (decrease) in cash & equivalents	1,327	—	(2,319)	—	(992)	15,301	—	14,309
Cash and equivalents at beginning of period	83	—	2,401	—	2,484	2,797	—	5,281

Cash and equivalents at end of period	$1,410	$—	$82	$—	$1,492	$18,098	$—	$19,590

	For the Six Months Ended June 30, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by (used for) operations	$80,928	$280	$67,282	$—	$148,490	$6,058	$—	$154,548
Purchases of property, plant and equipment	(334,712)	(280)	(62,635)	—	(397,627)	(45,040)	—	(442,667)
Investment in subsidiaries and affiliates	(39,017)	—	—	—	(39,017)	—	39,017	—
Return of investment from subsidiaries and affiliates	3	—	164	—	167	—	—	167
Proceeds from sales of properties and equipment	162	—	—	—	162	—	—	162

Cash flow provided by (used for) investing activities	(373,564)	(280)	(62,471)	—	(436,315)	(45,040)	39,017	(442,338)
Issuance of debt	283,000	—	29,157	—	312,157	—	—	312,157
Repayments of debt	(180)	—	(37,081)	—	(37,261)	—	—	(37,261)
Debt issuance costs	(1,882)	—	(664)	—	(2,546)	—	—	(2,546)
Contributions from parent	—	—	—	—	—	39,017	(39,017)	—
Contributions from noncontrolling interests	—	—	—	—	—	167	—	167
Proceeds from exercise of stock options	12,187	—	—	—	12,187	—	—	12,187
Purchase of treasury stock	(821)	—	—	—	(821)	—	—	(821)

Cash flow provided by (used for) financing activities	292,304	—	(8,588)	—	283,716	39,184	(39,017)	283,883
Effect of exchange rates on cash	390	—	1,494	—	1,884	—	—	1,884

Net increase (decrease) in cash & equivalents	58	—	(2,283)	—	(2,225)	202	—	(2,023)
Cash and equivalents at beginning of period	83	—	2,401	—	2,484	2,797	—	5,281

Cash and equivalents at end of period	$141	$—	$118	$—	$259	$2,999	$—	$3,258

	For the Three Months Ended March 31, 2007
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flow provided by (used for) operations	$40,820	$276	$30,151	$—	$71,247	$1,759	$—	$73,006
Purchases of property, plant and equipment	(142,252)	(276)	(43,696)	—	(186,224)	(23,702)	—	(209,926)
Investment in subsidiaries and affiliates	(21,955)	—	—	—	(21,955)	—	21,955	—
Return of investment from subsidiaries and affiliates	(15)	—	217	—	202	—	—	202

Cash flow provided by (used for) investing activities	(164,222)	(276)	(43,479)	—	(207,977)	(23,702)	21,955	(209,724)
Issuance of debt	123,000	—	20,446	—	143,446	—	—	143,446
Repayments of debt	(87)	—	(6,781)	—	(6,868)	—	—	(6,868)
Debt issuance costs	(1,639)	—	(664)	—	(2,303)	—	—	(2,303)
Contributions from parent	—	—	—	—	—	21,955	(21,955)	—
Contributions from noncontrolling interests	—	—	—	—	—	167	—	167
Proceeds from exercise of stock options	2,976	—	—	—	2,976	—	—	2,976
Purchase of treasury stock	(494)	—	—	—	(494)	—	—	(494)

Cash flow provided by (used for) financing activities	123,756	—	13,001	—	136,757	22,122	(21,955)	136,924
Effect of exchange rates on cash	—	—	231	—	231	—	—	231

Net increase (decrease) in cash & equivalents	354	—	(96)	—	258	179	—	437
Cash and equivalents at beginning of period	83	—	2,401	—	2,484	2,797	—	5,281

Cash and equivalents at end of period	$437	$—	$2,305	$—	$2,742	$2,976	$—	$5,718

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
     In connection with the preparation of this Annual Report on Form 10-K, as amended, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weaknesses discussed below.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008. In light of the material weaknesses described below, we revised our review of the preparation of condensed consolidating financial information and expanded our review of our financial reporting requirements and have concluded that the financial statements in this Annual Report on Form 10-K, as amended, present fairly, in all material respects, our consolidated financial position, results of operation and cash flows in conformity with generally accepted accounting principles.
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
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2008, we did not maintain an effective control environment over financial reporting due to material weaknesses relating to:
•	preparation and review of combined financial information within our condensed consolidating financial information. The condensed consolidating information previously reported contained errors that resulted from inadequate review of the combined financial information. These errors did not affect the amounts previously reported in our consolidated financial statements.
•	monitoring the Company’s financial reporting requirements. The review associated with the completeness of the required information failed to highlight omitted information related to the Company and its restricted subsidiaries.
Changes in Internal Control Over Financial Reporting
     In response to the identification of these material weaknesses, management has revised its process to better structure the preparation and allow for further review of its consolidating financial information. Further, management has enhanced its process for documenting and satisfying the full extent of the Company’s financial reporting requirements. Management believes that these enhancements and improvements, when repeated in future periods, remediate the material weaknesses described above.
     Other than the identification and remediation of the material weaknesses described above, there has been no change in our internal control over financial reporting during 2008, including the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment: 1) preparation and review of combined financial information within the condensed consolidating financial information, and 2) monitoring the Company’s financial reporting requirements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 2, 2009 (June 16, 2009 as to the effects of the restatement as discussed in Notes 14 and 21, and as to the effects of the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB 51 (“SFAS 160”), FASB Staff Position APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), and FASB Staff Position EITF 03-6-1: Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), and the related disclosures in Notes 2, 4, 12, 14, 16, 18, and 21) which expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the restatement of the 2008 consolidated financial statements, and the adoption of SFAS 160, FSP APB 14-1, and FSP EITF 03-6-1.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
March 2, 2009 (June 16, 2009 as to the effects of the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting)

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
Financial Statement Schedules
The following Consolidated Financial Statements and related footnotes are filed as part of this report:

i.)	Audited financial statements and related footnotes of Quicksilver Resources Canada Inc. (“QRCI”) for the years ended December 31, 2008, 2007 and 2006. (1)

ii.)	Consolidated audited financial statements and related footnotes of Cowtown Pipeline Funding, Inc. for the years ended December 31, 2008, 2007 and 2006. (1)

iii.)	Consolidated audited financial statements and related footnotes of Quicksilver Gas Services Holdings LLC for the years ended December 31, 2008, 2007 and 2006. (1)

iv.)	Consolidated audited financial statements and related footnotes of Quicksilver’s equity method investment in BreitBurn Energy Partners L.P. (“BBEP”). (2)

(1)	The audited financial statements of QRCI, Cowtown Pipeline Funding, Inc. and Quicksilver Gas Services Holdings LLC are being filed in accordance with SEC Rule 3-16 of Regulation S-X.

(2)	The audited financial statements and related footnotes of Quicksilver’s equity method investment in BreitBurn Energy Partners L.P. are being filed in accordance with SEC Rule 3-09 of Regulation S-X.

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
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been adjusted for the retrospective application of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB 51 (“SFAS 160”), which was adopted by the Company on January 1, 2009.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 29, 2009 (June 16, 2009 as to the effects of the adoption of SFAS 160 and the related disclosures in Notes 2, 8, and 10)

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF INCOME
In thousands

	Year Ended December 31,
	2008	2007	2006
Revenues
Gathering and transportation revenue — Quicksilver	$36,061	$15,089	$6,460
Gathering and transportation revenue	6,118	1,773	53
Gas processing revenue — Quicksilver	30,127	16,564	7,342
Gas processing revenue	5,366	1,990	63
Other revenue — Quicksilver	900	525	—

Total revenues	78,572	35,941	13,918

Expenses
Operations and maintenance — Quicksilver	21,638	12,037	7,567
General and administrative — Quicksilver	6,407	3,379	1,278
Depreciation and accretion	15,134	8,146	2,999

Total expenses	43,179	23,562	11,844

Impairment Expense	9,200	—	—

Operating income	26,193	12,379	2,074

Other income	11	236	12
Interest expense	4,154	2,022	—

Income before income taxes	22,050	10,593	2,086

Income tax provision	7,861	3,591	730

Net income	14,189	7,002	1,356

Net income attributable to noncontrolling interests	(4,716)	(1,092)	(99)

Net income attributable to Cowtown Pipeline Funding, Inc.	$9,473	$5,910	$1,257

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED BALANCE SHEETS
In thousands

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$303	$1,125
Accounts receivable	2,245	882
Accounts receivable from Quicksilver	—	3,494
Prepaid expenses and other current assets	594	690

Total current assets	3,142	6,191

Properties, plant and equipment, net	489,893	284,885
Deferred tax asset	—	5,979
Other assets	1,916	965

	$494,951	$298,020

LIABILITIES AND EQUITY
Current liabilities
Current maturities of debt	$1,375	$1,100
Accounts payable to Quicksilver	12,173	9,079
Accrued additions to property, plant and equipment	17,433	23,624
Accounts payable and other	1,930	2,425
Current tax payable	10,844	10,844

Total current liabilities	43,755	47,072

Long-term debt	174,900	5,000
Note payable to Quicksilver	52,271	50,569
Asset retirement obligations	5,234	2,793
Deferred income tax liability	1,882	—

Commitments and contingent liabilities (Note 7)

Common stock	1	1
Additional paid in capital	171,150	153,561
Retained earnings	17,656	8,183

Cowtown Pipeline Funding Inc. equity	188,807	161,745
Noncontrolling interests	28,102	30,841

Total equity	216,909	192,586

	$494,951	$298,020

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$14,189	$7,002	$1,356
Items included in net income not affecting cash:
Depreciation	14,950	8,063	2,978
Impairment of midstream assets	9,200	—	—
Accretion of asset retirement obligation	184	83	21
Deferred income taxes	7,861	3,591	730
Equity-based compensation	1,017	130	—
Amortization of debt issuance costs	243	88	—
Non-cash interest expense	2,802	1,669	—
Changes in assets and liabilities:
Accounts receivable	(1,363)	(815)	(66)
Prepaid expenses and other assets	(612)	(543)	(146)
Accounts receivable from Quicksilver	4,707	(6,046)	—
Accounts payable and other	(495)	1,131	1,138

Net cash provided by operating activities	52,683	14,353	6,011

Investing activities:
Capital expenditures	(148,079)	(74,064)	(77,539)
Other	—	—	(821)

Net cash used in investing activities	(148,079)	(74,064)	(78,360)

Financing activities:
Proceeds from revolving credit facility borrowings	169,900	5,000	—
Debt issuance costs	(486)	(1,041)	—
Repayment of subordinated note payable to Quicksilver	(829)	—	—
Net proceeds from issuance of equity units	—	112,298	—
Issuance costs of equity units paid	—	(2,933)	—
Distribution to Quicksilver	(65,367)	(115,074)	—
Contributions by Quicksilver	—	68,416	67,855
Contributions by noncontrolling interests	—	167	7,291
Distributions to noncontrolling interests	(8,644)	(8,794)	—

Net cash provided by financing activities	94,574	58,039	75,146

Net increase (decrease) in cash	(822)	(1,672)	2,797

Cash at beginning of period	1,125	2,797	—

Cash at end of period	$303	$1,125	$2,797

Cash paid for interest	$2,341	—	—
Cash paid for income taxes	$332	—	—
Non-cash transactions:
Working capital related to capital expenditures	$31,920	$30,809	$6,608
Debt issuance costs	—	(12)	—
Cost in connection with the initial public offering	—	(275)	—
Issuance of subordinated note payable to Quicksilver	—	50,000	—
The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
In thousands

	Cowtown Pipeline Funding Inc. Equity
		Retained	Additional Paid	Noncontrolling
	Common Stock	Earnings	In Capital	Interests	Total Equity
Balance at January 1, 2006	$1	$1,016	$48,595	$496	$50,108
Contributions	—	—	71,685	7,970	79,655
Cash distributions to Quicksilver	—	—	(4,508)	—	(4,508)
Net income	—	1,257	—	99	1,356

Balance at December 31, 2006	1	2,273	115,772	8,565	126,611
Contributions	—	—	200,473	29,848	230,321
Reclass Quicksilver’s equity balance to receivable from Quicksilver	—	—	1,971	—	1,971
Distribution of subordinated note payable to Quicksilver	—	—	(50,000)	—	(50,000)
Cash distributions to Quicksilver	—	—	(114,655)	—	(114,655)
Cash distributions to noncontrolling interests	—	—	—	(8,794)	(8,794)
Equity-based compensation expense	—	—	—	130	130
Net income	—	5,910	—	1,092	7,002

Balance at December 31, 2007	1	8,183	153,561	30,841	192,586
Contributions	—	—	82,956	172	83,128
Cash distributions to Quicksilver	—	—	(65,367)	—	(65,367)
Cash distributions to noncontrolling interests	—	—	—	(8,644)	(8,644)
Equity-based compensation expense	—	—	—	1,017	1,017
Net income	—	9,473	—	4,716	14,189

Balance at December 31, 2008	$1	$17,656	$171,150	$28,102	$216,909

The accompanying notes are an integral part of these consolidated financial statements.

COWTOWN PIPELINE FUNDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Description of Business — Cowtown Pipeline Funding, Inc. (“CPFI”) is a Delaware corporation that holds approximately 73% ownership of Quicksilver Resources Inc.’s (“Quicksilver”) interest in Quicksilver Gas Services LP (“KGS”).
     CPFI also owns 99% of both Cowtown Pipeline L.P. (CPLP) and Cowtown Gas Processing L.P. (CGPLP), consolidating both entities. CPLP and CGPLP, in addition to owning the majority of KGS, are engaged in performing gathering and processing services for unaffiliated companies in the Delaware Basin in West Texas. Operations in West Texas accounted for less than 1% of CPFI consolidated revenues for all periods presented and are also immaterial to CPFI’s assets and cash flows. CPFI has no discrete operations but controls KGS and therefore the financials are consolidated and recognizes a noncontrolling interest.
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
2. ADJUSTMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Adjustment for Retrospective Application of SFAS No. 160
We have adjusted the financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 to reflect our adoption of SFAS No. 160.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, formerly referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated income statement. The retrospective application of this pronouncement affects years 2006 through 2008, but only affects the amounts reported on the balance sheet and the placement of amounts within the income statement. It has no effect on the net earnings (loss) or cash flows previously reported.
The following tables summarize the effect of retrospective adoption of SFAS No. 160:

	Statement of Income information for the years ended December 31,
	2008		2007		2006
	Originally	As	Originally	As	Originally	As
(amounts in 000’s)	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Income before income taxes	$22,050	$22,050	$10,593	$10,593	$2,086	$2,086
Income tax provision	7,861	7,861	3,591	3,591	730	730
Minority interest	4,716	—	1,092	—	99	—
Net income	9,473	14,189	5,910	7,002	1,257	1,356
Net income attributable to noncontrolling interests	—	(4,716)	—	(1,092)	—	(99)
Net income attributable to Cowtown Pipeline Funding, Inc.	—	9,473	—	5,910	—	1,257

	Balance Sheet information as of December 31,
	2008		2007
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Minority interest liability	$31,287	$—	$31,487	$—
Total liabilities	386,763	278,042	216,237	105,434
Cowtown Pipeline Funding, Inc. equity	109,491	188,807	82,429	161,745
Noncontrolling interests	—	28,102	—	30,841
Total equity	109,491	216,909	82,429	192,586

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

	As of December 31,
	2008	2007
	(In thousands)
Non-current
Deferred tax assets
Deferred tax benefit (liability) on partnership income	$—	$5,979

Total deferred tax assets	$—	$5,979

Deferred tax liabilities
Deferred tax liabilities on partnership income	$1,882	$—

Total deferred tax liabilities	$1,882	$—

The components of income tax expense for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
		(In thousands)
Current state income tax expense	$—	$371	$—
Current U.S. federal income tax expense	—	10,273	—

Total current income tax expense	—	10,644	—

Deferred state income tax expense (benefit)	221	(265)	—
Deferred U.S. federal income tax expense (benefit)	7,640	(6,788)	730

Total deferred income tax expense (benefit)	7,861	(7,053)	730

Total income tax expense	$7,861	$3,591	$730

The following table reconciles the statutory federal income tax rate to the effective tax rate for 2008, 2007 and 2006:

	2008	2007	2006
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes net of federal deduction	0.65%	(1.10)%	0.00%

Effective income tax rate	35.65%	33.90%	35.00%

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
10. NONCONTROLLING INTERESTS
     CPFI owns a 99% limited partnership interest in CPLP and CGPLP and consolidates these entities into its financial statements. Cowtown Pipeline Management Inc. (“CPMI”) owns a 1% general partner interest of both CPLP and CGPLP, as a result, the carrying value of CPMI’s ownership is reflected as a component of noncontrolling interests.
     As a result of the KGS IPO, the outside ownership of KGS increased and therefore consolidated KGS’ financial position and results of operations and recognized noncontrolling interests’ equity for that portion of KGS that is owned by entities not affiliated with Quicksilver.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been adjusted for the retrospective application of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51 (“SFAS 160”), which was adopted by the Company on January 1, 2009.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 29, 2009 (June 16, 2009 as to the effects of the adoption of SFAS 160 and the related disclosures in Notes 2 and 10)

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME
In thousands

	Year Ended December 31,
	2008	2007	2006
Revenues
Gathering and transportation revenue — Quicksilver	$36,061	$15,089	$6,460
Gathering and transportation revenue	5,612	1,773	53
Gas processing revenue — Quicksilver	30,127	16,564	7,342
Gas processing revenue	5,358	1,990	63
Other revenue — Quicksilver	900	525	—

Total revenues	78,058	35,941	13,918

Expenses
Operations and maintenance — Quicksilver	20,250	11,512	7,475
General and administrative — Quicksilver	6,407	3,379	937
Depreciation and accretion	14,566	8,070	2,963

Total expenses	41,223	22,961	11,375

Operating income	36,835	12,980	2,543

Other income	11	236	13
Interest expense	10,177	4,647	—

Income before income taxes	26,669	8,569	2,556

Income tax provision	253	313	135

Net income	26,416	8,256	2,421

Net income attributable to noncontrolling interests	(7,160)	(1,304)	(140)

Net income attributable to Quicksilver Gas Services Holdings LLC	$19,256	$6,952	$2,281

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS
In thousands

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$303	$1,125
Accounts receivable	2,082	882
Accounts receivable from Quicksilver	—	800
Prepaid expenses and other current assets	594	690

Total current assets	2,979	3,497

Properties, plant and equipment, net	488,120	273,948
Other assets	1,916	965

	$493,015	$278,410

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,375	$1,100
Accounts payable to Quicksilver	10,502	—
Accrued additions to property, plant and equipment	17,433	23,624
Accounts payable and other	1,930	2,700

Total current liabilities	31,240	27,424

Long-term debt	174,900	5,000
Note payable to Quicksilver	52,271	50,569
Repurchase obligations to Quicksilver	123,298	82,251
Asset retirement obligations	5,234	2,793
Deferred income tax liability	369	173

Commitments and contingent liabilities (Note 7)
Net members’ capital (deficit)	75,836	79,862
Noncontrolling interests	29,867	30,338

Total equity	105,703	110,200

	$493,015	$278,410

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$26,416	$8,256	$2,421
Items included in net income not affecting cash:
Depreciation	14,382	7,987	2,942
Accretion of asset retirement obligation	184	83	21
Deferred income taxes	196	38	135
Equity-based compensation	1,017	130	—
Amortization of debt issuance costs	243	88	—
Non-cash interest expense	8,825	4,294	—
Changes in assets and liabilities:
Accounts receivable	(1,200)	(815)	(66)
Prepaid expenses and other assets	(612)	(543)	(146)
Accounts receivable from Quicksilver	4,002	(5,975)	—
Accounts payable and other	(770)	1,406	1,138

Net cash provided by operating activities	52,683	14,949	6,445

Investing activities:
Capital expenditures	(148,079)	(73,797)	(77,539)
Other	—	—	(821)

Net cash used in investing activities	(148,079)	(73,797)	(78,360)

Financing activities:
Proceeds from sale of assets to Quicksilver	—	29,508	—
Proceeds from revolving credit facility borrowings	169,900	5,000	—
Debt issuance costs	(486)	(1,041)	—
Repayment of repurchase obligation to Quicksilver	(42,085)	—	—
Repayment of subordinated note payable to Quicksilver	(829)	—	—
Net proceeds from sale of KGS units	—	112,298	—
Costs paid for sale of KGS units	—	(2,933)	—
Distributions to Quicksilver	(23,282)	(115,074)	—
Contributions by Quicksilver	—	38,045	67,421
Contributions by noncontrolling interests	—	167	7,291
Distributions to noncontrolling interests	(8,644)	(8,794)	—

Net cash provided by financing activities	94,574	57,176	74,712

Net increase (decrease) in cash	(822)	(1,672)	2,797

Cash at beginning of period	1,125	2,797	—

Cash at end of period	$303	$1,125	$2,797

Cash paid for interest	$2,341	—	—
Cash paid for income taxes	$332	—	—
Non-cash transactions:
Working capital related to capital expenditures	$31,920	$30,809	$6,608
Debt issuance costs	—	(12)	—
Cost in connection with the initial public offering	—	(275)	—
Issuance of subordinated note payable to Quicksilver	—	50,000	—
Acquisition of property, plant and equipment under repurchase obligation	$(77,108)	$(50,118)	$—
The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
In thousands

	Net Members’	Noncontrolling
	Capital	Interests	Total
Balance at January 1, 2006	$48,949	$—	$48,949
Contributions	71,930	7,291	79,221
Cash distributions to Quicksilver	(4,508)	—	(4,508)
Net income	2,281	140	2,421

Balance at December 31, 2006	118,652	7,431	126,083
Contributions	117,361	30,397	147,758
Distribution of subordinated note payable to Quicksilver	(50,000)	—	(50,000)
Reclass Quicksilver’s equity balance to receivable from Quicksilver	1,971	—	1,971
Cash distributions to Quicksilver	(115,074)	—	(115,074)
Cash distributions to noncontrolling interests	—	(8,794)	(8,794)
Equity-based compensation expense	—	—	—
Net income	6,952	1,304	8,256

Balance at December 31, 2007	79,862	30,338	110,200
Cash distributions to Quicksilver	(23,282)	—	(23,282)
Cash distributions to noncontrolling interests	—	(8,648)	(8,648)
Equity-based compensation expense	—	1,017	1,017
Net income	19,256	7,160	26,416

Balance at December 31, 2008	$75,836	$29,867	$105,703

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES HOLDINGS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services Holdings LLC (“KGSH”) is a Delaware limited liability corporation formed in January 2007 for the purpose of maintaining approximately 73% ownership of Quicksilver Resources Inc.’s (“Quicksilver”) interest in Quicksilver Gas Services, LP (“KGS”). KGSH is owned 50% by each of two entities which are each indirectly owned by Quicksilver.
     KGSH has no discrete operations but controls KGS and therefore consolidates KGS’ financial position and results of operations and recognizes a noncontrolling interest for that portion of KGS that is owned by entities not affiliated with Quicksilver.
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
2. ADJUSTMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Adjustment for Retrospective Application of SFAS No. 160
We have adjusted the financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 to reflect our adoption of SFAS No. 160.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, formerly referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated income statement. The retrospective application of this pronouncement affects years 2006 through 2008, but only affects the amounts reported on the balance sheet and the placement of amounts within the income statement. It has no effect on the net earnings (loss) or cash flows previously reported.
The following tables summarize the effect of retrospective adoption of SFAS No. 160:

	Statement of Income information for the years ended December 31,
	2008		2007		2006
	Originally	As	Originally	As	Originally	As
(amounts in 000’s)	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Income before income taxes	$26,669	$26,669	$8,569	$8,569	$2,556	$2,556
Income tax provision	253	253	313	313	135	135
Minority interest	7,160	—	1,304	—	140	—
Net income	19,256	26,416	6,952	8,256	2,281	2,421
Net income attributable to noncontrolling interests	—	(7,160)	—	(1,304)	—	(140)
Net income attributable to Quicksilver Gas Services Holdings LLC	—	19,256	—	6,952	—	2,281

	Balance Sheet information as of December 31,
	2008		2007
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Minority interest liability	$29,867	$—	$30,338	$—
Total liabilities	496,495	387,312	277,864	168,210
Net members’ capital (deficit)	(3,480)	75,836	546	79,862
Noncontrolling interests	—	29,867	—	30,338
Total equity	(3,480)	105,703	546	110,200
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
10. NONCONTROLLING INTERESTS
     As a result of the KGS IPO, the outside ownership of KGS increased and therefore consolidated KGS’ financial position and results of operations and recognized noncontrolling interests’ equity for that portion of KGS that is owned by entities not affiliated with Quicksilver.

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

Thousands of dollars
Future cash inflows	3,523,524
Future development costs	(212,951)
Future production expense	(1,843,986)

Future net cash flows	1,466,587
Discounted at 10% per year	(874,327)

Standardized measure of discounted future net cash flows	$592,260

     The standardized measure of discounted future net cash flows discounted at ten percent from production of proved reserves was developed as follows:
1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.	In accordance with SEC guidelines, the reserve engineers’ estimates of future net revenues from our estimated proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the prices relating to a portion of our oil and gas production. Arrangements in effect at December 31, 2008 are discussed in Note 14. Such risk management arrangements are not reflected in the reserve reports. Representative market prices at the as-of date for the reserve reports as of December 31, 2008 were $44.60 ($20.12 for Wyoming), per barrel of oil, and $5.71, per MMBTU of gas.

3.	The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs. Future net cash flows assume no future income tax expense as we are essentially a non-taxable entity except for two tax paying corporations whose future income tax liabilities on a discounted basis are insignificant.
     The principal sources of changes in the Standardized Measure of the future net cash flows for the year ended December 31, 2008 is presented below:

Thousands of dollars
Beginning balance	$1,912,467
Sales, net of production expense	(317,700)
Net change in sales and transfer prices, net of production expense	(1,306,752)
Previously estimated development costs incurred during year	57,694
Changes in estimated future development costs	(98,064)
Extensions, discoveries and improved recovery, net of costs	—
Purchase of reserves in place	—
Revision of quantity estimates and timing of estimated production	153,368
Accretion of discount	191,247

Ending balance	$592,260

22. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$115,849	$139,962	$130,249	$81,321
Gains (losses) on derivative instruments	(83,387)	(353,282)	407,441	361,330
Other revenue, net	875	643	806	596

Total revenue	$33,337	$(212,677)	$538,496	$443,247

Operating income (loss) (1)	(34,455)	(282,267)	468,625	277,451

Net income (loss) (1)	(41,140)	(286,240)	454,454	251,162

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Limited Partners’ interest in loss (1)	(40,867)	(284,494)	454,454	251,162

Basic net loss per limited partner unit (2)	(0.61)	(4.39)	8.63	4.77
Diluted net loss per limited partner unit (2)	(0.61)	(4.39)	8.41	4.65

Basic units outstanding	67,020,641	64,807,563	52,635,634	52,635,634
Diluted units outstanding	67,020,641	64,807,563	54,062,291	54,019,830

(1)	Fourth quarter 2008 includes $86.4 million for total impairments and price related adjustments and depreciation expense.

(2)	Due to changes in the number of weighted average common units outstanding that may occur each quarter, the earnings per unit amounts for certain quarters may not be additive.

Exhibits

Exhibit No.		Sequential Description

**2	.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)
**2	.2	Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
**2	.3	Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
3.1		Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference).
3.2		Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference).
3.3		Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference).
4.1		Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference).
4.2		Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference).
4.3		First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).
4.4		Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference).
4.5		Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 30, 2008 and included herein by reference).
4.6		Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference).

Exhibit No.	Sequential Description

4.7	Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).
10.1	Master Gas Purchase and Sale Agreement, dated March 1, 1999, between Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company’s Form S-1, File No. 333-89229, filed November 1, 2004 and included herein by reference).
10.2	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference).]
+ 10.3	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.4	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.5	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.6	Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.7	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.8	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.10	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference).
+ 10.11	Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.12	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.13	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.14	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.15	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).

Exhibit No.	Sequential Description

+ 10.16	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.17	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.18	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.19	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.20	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.21	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.22	Description of Non-Employee Director Compensation for Quicksilver Resources Inc. (filed as Exhibit 10.11 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.23	Quicksilver Resources Inc. 2007 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2007 and included herein by reference).
+ 10.24	Description of 2007 Cash Bonus (filed as Exhibit 10.3 to the Company’s Form 10-Q filed May 9, 2007 and included herein by reference).
+ 10.25	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference).
+ 10.26	Quicksilver Resources Inc. 2009 Executive Bonus Plan (filed as Exhibit 10.10 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.27	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.28	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.29	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.30	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference).
10.31	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).
10.32	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

Exhibit No.		Sequential Description

10.33		Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference).
10.34		Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference).
10.35		Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference).
10.36		Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference).
+10	.37	2007 Equity Plan (filed as Exhibit 99.1 to Quicksilver Gas Services LP’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+10	.38	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+10	.39	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+10	.40	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference).
+10	.41	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*** 21.1		List of subsidiaries of Quicksilver Resources Inc.
* 23.1		Consent of Deloitte & Touche LLP.
* 23.2		Consent of Schlumberger Data and Consulting Services.
* 23.3		Consent of LaRoche Petroleum Consultants, Ltd.
* 23.4		Consent of Schlumberger Data and Consulting Services.
* 23.5		Consent of Netherland, Sewell & Associates, Inc.
* 23.6		Consent of PricewaterhouseCoopers LLP
* 23.7		Consent of Deloitte & Touche LLP.
* 23.8		Consent of Deloitte & Touche LLP.
* 23.9		Consent of Deloitte & Touche LLP.
*** 24.1		Power of Attorney.
* 31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request.

***	Filed with the Company’s original Annual Report on Form 10-K filed on March 3, 2009.

+	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quicksilver Resources Inc.

By: /s/ Philip Cook
Dated: June 16, 2009	Philip Cook Senior Vice President — Chief Financial Officer

Exhibit Index

Exhibit No.		Sequential Description

**2	.1	Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference.)
**2	.2	Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
**2	.3	Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference).
3.1		Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference).
3.2		Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference).
3.3		Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference).
4.1		Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference).
4.2		Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference).
4.3		First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference).
4.4		Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference).
4.5		Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 530, 2008 and included herein by reference).
4.6		Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference).

4.7		Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference).

Exhibit No.	Sequential Description
10.1	Master Gas Purchase and Sale Agreement, dated March 1, 1999, between Quicksilver Resources Inc. and Reliant Energy Services, Inc. (filed as Exhibit 10.10 to the Company’s Form S-1, File No. 333-89229, filed November 1, 2004 and included herein by reference).
10.2	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference).]
+ 10.3	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.4	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.5	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.6	Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.7	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference).
+ 10.8	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference).
+ 10.10	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference).
+ 10.11	Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.12	Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.13	Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.14	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.15	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.16	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).

Exhibit No.	Sequential Description

+ 10.17	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.18	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.19	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.20	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference).
+ 10.21	Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Second Amended and Restated 2006 Equity Plan (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference).
+ 10.22	Description of Non-Employee Director Compensation for Quicksilver Resources Inc. (filed as Exhibit 10.11 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.23	Quicksilver Resources Inc. 2007 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2007 and included herein by reference).
+ 10.24	Description of 2007 Cash Bonus (filed as Exhibit 10.3 to the Company’s Form 10-Q filed May 9, 2007 and included herein by reference).
+ 10.25	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference).
+ 10.26	Quicksilver Resources Inc. 2009 Executive Bonus Plan (filed as Exhibit 10.10 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.27	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.28	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.29	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference).
+ 10.30	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference).
10.31	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).
10.32	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference).

10.33	Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference).

Exhibit No.		Sequential Description

10.34		Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference).
10.35		Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference).
10.36		Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference).
+10	.37	2007 Equity Plan (filed as Exhibit 99.1 to Quicksilver Gas Services LP’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+10	.38	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+10	.39	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+10	.40	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference).
+10	.41	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*** 21.1		List of subsidiaries of Quicksilver Resources Inc.
* 23.1		Consent of Deloitte & Touche LLP.
* 23.2		Consent of Schlumberger Data and Consulting Services.
* 23.3		Consent of LaRoche Petroleum Consultants, Ltd.
* 23.4		Consent of Schlumberger Data and Consulting Services.
* 23.5		Consent of Netherland, Sewell & Associates, Inc.
* 23.6		Consent of PricewaterhouseCoopers LLP.
* 23.7		Consent of Deloitte & Touche LLP.
* 23.8		Consent of Deloitte & Touche LLP.
* 23.9		Consent of Deloitte & Touche LLP.
*** 24.1		Power of Attorney.
* 31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request.

***	Filed with the Company’s original Annual Report on Form 10-K filed on March 3, 2009.

+	Identifies management contracts and compensatory plans or arrangements.