Form 10-Q/A
period 2009-03-31
QUICKSILVER RESOURCES INC
filed 2009-06-17
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of Quicksilver Resources Inc. (“Quicksilver” or the “Company”) for the three months ended March 31, 2009, originally filed on May 7, 2009 (the “Original Form 10-Q”), is being filed to correct certain footnote disclosures regarding amounts reported for Quicksilver’s guarantor and non-guarantor subsidiaries and to include disclosure of information for restricted subsidiaries that was not previously presented. The previously reported information was contained in Note 12 in the Original 10-Q. In Note 12 Condensed Consolidating Financial Information in Item 1 of this Amended 10-Q, Quicksilver has identified and corrected errors in the presentation of its guarantor and non-guarantor condensed consolidating financial information. Also, as previously disclosed in Note 6 Long-Term Debt, Quicksilver indicated that it was in compliance with its long-term debt, other notes and loans. Subsequent to the filing of the Original Form 10-Q, Quicksilver determined that financial information about the Company and its restricted subsidiaries should be included in the notes to the condensed consolidated financial statements pursuant to its supplemental indentures. Accordingly, Note 6 has been restated to reference the inclusion within Note 12 of the condensed consolidating financial information about the Company and its restricted subsidiaries.
     The Amended 10-Q also revises Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2 to provide information about the Company and its restricted subsidiaries. Also, Item 4 Controls and Procedures has been amended to report the material weaknesses associated with the restatements described above. Part II. Item 1A. Risk Factors has also been updated.
     This Amended 10-Q does not alter or adjust the previously reported consolidated results of operation, financial position or cash flows for Quicksilver as reported in the Original Form 10-Q. Items previously reported in the Original Form 10-Q not affected by the error corrections have been omitted. The information in this Amended 10-Q reflects no events after May 7, 2009.

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q/A
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
     Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K, as amended.
Earnings per Share
     The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per common share calculations for the three-month periods ended March 31, 2009 and 2008. The basic and diluted earnings (loss) per common share for each of the periods presented have been computed in compliance with guidance provided in Financial Staff Position (“FSP”) EITF 03-6-1. For additional information see Recently Issued Accounting Standards below. For the quarter ended March 31, 2009, approximately 10.2  million potentially dilutive securities, including 9.8 million for the convertible debentures, were excluded from the diluted net loss per share calculation as they were antidilutive. No potentially dilutive securities were excluded from the diluted net income per share calculation for the three-month period ended March 31, 2008.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(568,979)	$41,134

Impact of assumed conversions — interest on 1.875% convertible debentures, net of income taxes	—	475

Income (loss) available to stockholders assuming conversion of convertible debentures	$(568,979)	$41,609

Weighted average common shares — basic	168,841	158,139
Effect of dilutive securities:
Employee stock options	—	730
Employee stock unit awards	—	375
Contingently convertible debentures	—	9,816

Weighted average common shares — diluted	168,841	169,060

Earnings (loss) per common share — basic	$(3.37)	$0.26

Earnings (loss) per common share — diluted	$(3.37)	$0.25

Recently Issued Accounting Standards
•	Pronouncements Impacting Quicksilver That Have Been Implemented
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

     The FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) in June 2008 and was effective and adopted by us on January 1, 2009. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and should be included in the computation of basic earnings per share pursuant to the two-class method. Based upon the characteristics of our equity awards, approximately 2.7 million restricted shares have been identified as participating securities and have been included in the basic earnings per share calculation for the three months ended March 31, 2009. Basic earnings per share for the quarter ended March 31, 2008 have been retrospectively adjusted to reflect approximately 1.1 million restricted shares as participating securities. Basic earnings per share for the quarter ended March 31, 2008 as adjusted were lowered by $0.01 for the combined effect of additional participating securities pursuant to FSP EITF 03-6-1 and by lower net income pursuant to adopting FSP APB 14-1.
     The following table summarizes the impact of implementing the accounting pronouncements:

	For the Three Months Ended March 31, 2008
	As Originally
	Reported	As Adjusted
	(In thousands, except for per share data)
Operating income	$70,723	$70,723
Income from earnings of BBEP	6,219	6,219
Interest expense and other	(10,346)	(11,949)

Income before income tax	66,596	64,993
Income tax expense	(23,912)	(23,351)
Minority interest expense, net of tax	(508)	—
Net income	42,176	41,642
Net income attributable to noncontrolling interests	—	(508)

Net income attributable to Quicksilver	—	$41,134

Earnings per share — basic	$0.27	$0.26

Earnings per share — diluted	$0.25	$0.25
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

(In thousands, except for per share data)

1st Quarter 2008 Pro Forma Results:
Revenues	$182,662

Net income attributable to Quicksilver	$33,111

Earnings per share — basic	$0.20
Earnings per share — diluted	$0.19
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

6. LONG-TERM DEBT (Restated)
     Except for issues arising from the failure to provide certain financial information about the Company and our restricted subsidiaries required to be disclosed under our supplemental indentures, as of March 31, 2009, we were in compliance with all covenants associated with our long-term debt, other notes and loans. On June 15, 2009, we completed receipt of acknowledgements from our lenders for the senior secured credit facility wherein they agreed to waive any defaults associated with the provision of financial information about the Company and our restricted subsidiaries. We believe that the provision of the financial information about the Company and our restricted subsidiaries herein and in our 2008 Annual Report on Form 10-K, as amended, satisfies the reporting requirements for all previous periods and requires no further waivers from our lenders, and accordingly have made no change to the anticipated maturities of the outstanding debt, as previously reported. Note 12 has also been restated to reflect inclusion of this financial information.
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
     On January 1, 2009, Quicksilver adopted FSP APB 14-1 as described in Note 1. The fair value of the equity component of our convertible debentures at the time of issuance was determined to be $26.8 million, net of deferred tax liabilities based upon an interest rate of 6.75%. The remaining unamortized discount on the debentures at December 31, 2008 was $20.8 million and $19.1 at March 31, 2009 and will be amortized through October 2011.
     For the quarters ending March 31, 2009 and 2008, interest expense on our convertible debentures was recognized at an effective interest rate of 6.75% was $2.4 million and $2.3 million, respectively. Previously, interest expense based on the coupon rate for the quarter ended March 31, 2008 had been $0.7 million for our convertible debentures and would have been the same amount for the quarter ended March 31, 2009. As of March 31, 2009, the carrying value of the $150 million convertible debentures was $130.9 million. The carrying value will be accreted to face value through October 2011.
KGS Credit Agreement
     At March 31, 2009, KGS’ borrowing capacity remained at the December 31, 2008 amount of $235 million, with $38.1 million of available capacity.
Summary of All Outstanding Debt
     For a more complete description of our long-term debt, see Note 14, Long-Term Debt, to the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended. The following table summarizes significant aspects of our long-term debt:

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
10. COMMITMENTS AND CONTINGENCIES
     For a more complete description of our commitments and contingencies see Note 17, Commitments and Contingencies, to the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended.
Commitments
     We had approximately $9.6 million of surety bonds outstanding to fulfill contractual, legal or regulatory requirements. All surety bonds have an annual renewal option. In addition, we had commitments outstanding of approximately $21.8 million to purchase components for our drilling program as of March 31, 2009.
11. STOCK-BASED COMPENSATION
     For a more complete description of our stock-based compensation plans, see Note 20, Stockholders’ Equity, to the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended.

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
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Restated)
     The following information reflects corrections to amounts previously reported. The previously reported information contained errors, most notably that combining adjustments for non-guarantor subsidiaries were reported as consolidating eliminations and certain earnings of consolidated non-guarantors were not appropriately reflected in their guarantor owners’ financial condition and results of operations. As more fully discussed in Note 6, we are also including financial information about the Company and our restricted subsidiaries.
     The following tables illustrate the effects of the errors on previously reported condensed consolidating financial information. These errors had no effect on either the condensed consolidating cash flows or on the consolidated amounts previously reported.

	March 31, 2009
	Quicksilver Resources Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Previously		As Previously		As Previously		As Previously
	Presented	As Restated	Presented	As Restated	Presented	As Restated	Presented	As Restated
	(In thousands)
ASSETS
Current assets	$530,105	$452,439	$—	$—	$495,065	$123,915	$(587,334)	$(138,518)
Property and equipment	2,071,301	2,071,301	2,055	2,055	953,951	953,951	—	—
Investment in subsidiaries (equity method)	530,036	447,240	193,042	80,092	—	—	(583,676)	(387,930)
Other assets	278,591	276,941	128,098	128,098	2,661	2,661	(182,339)	(180,689)

Total assets	$3,410,033	$3,247,921	$323,195	$210,245	$1,451,677	$1,080,527	$(1,353,349)	$(707,137)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$453,084	$290,972	$126,464	$126,464	$353,418	$66,714	$(587,334)	$(138,518)
Long-term liabilities	2,271,940	2,271,940	—	—	684,937	683,287	(182,339)	(180,689)
Stockholders’ equity-Quicksilver	685,009	685,009	196,731	83,781	386,945	304,149	(583,676)	(387,930)
Noncontrolling interests	—	—	—	—	26,377	26,377	—	—

Total liabilities and stockholders’ equity	$3,410,033	$3,247,921	$323,195	$210,245	$1,451,677	$1,080,527	$(1,353,349)	$(707,137)

	December 31, 2008
	Quicksilver Resources Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Previously		As Previously		As Previously		As Previously
	Presented	As Restated	Presented	As Restated	Presented	As Restated	Presented	As Restated
	(In thousands)
ASSETS
Current assets	$502,803	$424,862	$163	$163	$426,297	$104,997	$(535,927)	$(136,686)
Property and equipment	2,756,915	2,756,915	1,774	1,774	1,039,026	1,039,026	—	—
Investment in subsidiaries (equity method)	596,149	513,706	170,150	79,316	—	—	(615,796)	(442,519)
Other assets	207,474	206,099	123,298	123,298	2,826	2,826	(176,944)	(175,569)

Total assets	$4,063,341	$3,901,582	$295,385	$204,551	$1,468,149	$1,146,849	$(1,328,667)	$(754,774)

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$518,837	$357,077	$122,677	$122,677	$312,912	$75,431	$(535,927)	$(136,686)
Long-term liabilities	2,359,678	2,359,679	—	—	685,412	684,036	(176,944)	(175,569)
Stockholders’ equity-Quicksilver	1,184,826	1,184,826	172,708	81,874	443,088	360,645	(615,796)	(442,519)
Noncontrolling interests	—	—	—	—	26,737	26,737	—	—

Total liabilities and stockholders’ equity	$4,063,341	$3,901,582	$295,385	$204,551	$1,468,149	$1,146,849	$(1,328,667)	$(754,774)

	For the Three Months Ended March 31, 2009
	Quicksilver Resources Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Previously		As Previously		As Previously		As Previously
	Presented	As Restated	Presented	As Restated	Presented	As Restated	Presented	As Restated
	(In thousands)
Revenues	$137,859	$137,859	$108	$32	$70,564	$70,528	$(22,599)	$(22,487)
Operating expenses	892,490	892,490	360	284	141,373	141,337	(22,599)	(22,487)
Equity in net earnings of subsidiaries	(54,897)	(57,615)	7,765	7,765	—	—	47,132	49,850

Operating income (loss)	(809,528)	(812,246)	7,513	7,513	(70,809)	(70,809)	47,132	49,850
Income from earnings of BBEP	—	—	—	—	—	—	—
Interest expense and other	(36,551)	(36,551)	1,383	1,383	(4,272)	(4,272)	—
Income tax (expense) benefit	277,100	279,818	(396)	(3,114)	21,119	21,119	—

Net income (loss)	(568,979)	(568,979)	8,500	5,782	(53,962)	(53,962)	47,132	49,850
Net income attributable to noncontrolling interests	—	—	—	—	(1,670)	(1,670)	—

Net income (loss) attributable to Quicksilver	$(568,979)	$(568,979)	$8,500	$5,782	$(55,632)	$(55,632)	$47,132	$49,850

	For the Three Months Ended March 31, 2008
	Quicksilver Resources Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Previously		As Previously		As Previously		As Previously
	Presented	As Restated	Presented	As Restated	Presented	As Restated	Presented	As Restated
	(In thousands)
Revenues	$116,887	$116,889	$—	$—	$53,375	$53,653	$(12,645)	$(12,925)
Operating expenses	66,957	66,959	499	499	32,083	32,361	(12,645)	(12,925)
Equity in net earnings of subsidiaries	11,895	11,063	2,376	2,376	—	—	(14,271)	(13,439)

Operating income (loss)	61,825	60,993	1,877	1,877	21,292	21,292	(14,271)	(13,439)
Income from earnings of BBEP	6,219	6,219	—	—	—	—	—	—
Interest expense and other	(7,049)	(7,049)	1,433	1,433	(6,333)	(6,333)	—	—
Income tax (expense) benefit	(19,861)	(19,029)	(327)	(1,159)	(3,163)	(3,163)	—	—

Net income (loss)	41,134	41,134	2,983	2,151	11,796	11,796	(14,271)	(13,439)
Net income attributable to noncontrolling interests	—	—	—	—	(508)	(508)	—	—

Net income (loss) attributable to Quicksilver	$41,134	$41,134	$2,983	$2,151	$11,288	$11,288	$(14,271)	$(13,439)

     The following tables provide information about the entities that guarantee our Senior Notes and our Senior Subordinated Notes. The guarantees are full and unconditional and joint and several. Under SEC rules, we are required to present financial information segregated between our guarantor and non-guarantor subsidiaries. The indentures under both our Senior Notes and the our Senior Subordinated Notes distinguish between “restricted” subsidiaries and “unrestricted” subsidiaries and further specify supplemental information that is not required under GAAP. Prior to August 2007, there was no unrestricted subsidiary that required provision of supplemental information in that none had both $10 million or more of net assets and assets that exceeded its liabilities by more than 5% of the amount by which our consolidated assets exceeded our consolidated liabilities. The following table illustrates our subsidiaries and their status pursuant to the Senior Notes and the Senior Subordinated Notes:

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
     We own 100% of each of the restricted subsidiaries. We and the restricted subsidiaries conduct all of our exploration and production activities, and the unrestricted subsidiaries only conduct midstream operations. Neither the restricted non-guarantor subsidiaries nor the unrestricted non-guarantor subsidiaries guarantee the obligations under the Senior Notes and the Senior Subordinated Notes. However, the restricted non-guarantor subsidiaries, like the restricted guarantor subsidiaries, are limited in their activity by the covenants in the indenture for such matters as:
•	incurring additional indebtedness;
•	paying dividends;
•	making investments; and
•	making restricted payments.
     Subject to restrictions set forth in the indentures, we may in the future designate one or more additional subsidiaries as unrestricted.
The following is the financial information, as restated, and includes the financial information about the Company and our restricted subsidiaries:

	March 31, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$452,439	$—	$116,104	$(130,850)	$437,693	$7,811	$(7,668)	$437,836
Property and equipment	2,071,301	2,055	457,813	—	2,531,169	496,138	—	3,027,307
Investment in subsidiaries (equity method)	447,240	80,092	—	(308,614)	218,718	—	(79,316)	139,402
Other assets	276,941	128,098	836	—	405,875	1,825	(180,689)	227,011

Total assets	$3,247,921	$210,245	$574,753	$(439,464)	$3,593,455	$505,774	$(267,673)	$3,831,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$290,972	$126,464	$53,880	$(130,850)	$340,466	$12,834	$(7,668)	$345,632
Long-term liabilities	2,271,940	—	296,816	—	2,568,756	386,471	(180,689)	2,774,538
Stockholders’ equity	685,009	83,781	224,057	(308,614)	684,233	80,092	(79,316)	685,009
Noncontrolling interests	—	—	—	—	—	26,377	—	26,377

Total liabilities and stockholders’ equity	$3,247,921	$210,245	$574,753	$(439,464)	$3,593,455	$505,774	$(267,673)	$3,831,556

	December 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$424,862	$163	$102,384	$(123,071)	$404,338	$2,613	$(13,615)	$393,336
Property and equipment	2,756,915	1,774	550,906	—	3,309,595	488,120	—	3,797,715
Investment in subsidiaries (equity method)	513,706	79,316	—	(363,203)	229,819	—	(79,316)	150,503
Other assets	206,099	123,298	910	—	330,307	1,916	(175,569)	156,654

Total assets	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$357,077	$122,677	$44,907	$(123,071)	$401,590	$30,524	$(13,615)	$418,499
Long-term liabilities	2,359,679	—	327,964	—	2,687,643	356,072	(175,569)	2,868,146
Stockholders’ equity-Quicksilver	1,184,826	81,874	281,329	(363,203)	1,184,826	79,316	(79,316)	1,184,826
Noncontrolling interests	—	—	—	—	—	26,737	—	26,737

Total liabilities and stockholders’ equity	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

	For the Three Months Ended March 31, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$137,859	$32	$45,814	$76	$183,781	$24,714	$(22,563)	$185,932
Operating expenses	892,490	284	128,893	76	1,021,743	12,444	(22,563)	1,011,624
Equity in net earnings of subsidiaries	(57,615)	7,765	—	57,615	7,765	—	(7,765)	—

Operating income	(812,246)	7,513	(83,079)	57,615	(830,197)	12,270	(7,765)	(825,692)
Income from earnings of BBEP	—	—	—	—	—	—	—	—
Interest expense and other	(36,551)	1,383	(1,400)	—	(36,568)	(2,872)	—	(39,440)
Income tax (expense) benefit	279,818	(3,114)	21,082	—	297,786	37	—	297,823

Net income (loss)	$(568,979)	$5,782	$(63,397)	$57,615	$(568,979)	$9,435	$(7,765)	$(567,309)
Net income attributable to noncontrolling interests	—	—	—	—	—	(1,670)	—	(1,670)

Net income(loss) attributable to Quicksilver	$(568,979)	$5,782	$(63,397)	$57,615	$(568,979)	$7,765	$(7,765)	$(568,979)

	For the Three Months Ended March 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidated	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$116,889	$—	$38,468	$—	$155,357	$15,185	$(12,925)	$157,617
Operating expenses	66,959	499	22,438	—	89,896	9,923	(12,925)	86,894
Equity in net earnings of subsidiaries	11,063	2,376	—	(11,063)	2,376	—	(2,376)	—

Operating income	60,993	1,877	16,030	(11,063)	67,837	5,262	(2,376)	70,723
Income from earnings of BBEP	6,219	—	—	—	6,219	—	—	6,219
Interest expense and other	(7,049)	1,433	(3,920)	—	(9,536)	(2,413)	—	(11,949)
Income tax expense	(19,029)	(1,159)	(3,198)	—	(23,386)	35	—	(23,351)

Net income	41,134	2,151	8,912	(11,063)	41,134	2,884	(2,376)	41,642
Net income attributable to noncontrolling interests	—	—	—	—	—	(508)	—	(508)

Net income attributable to Quicksilver	$41,134	$2,151	$8,912	$(11,063)	$41,134	$2,376	$(2,376)	$41,134

	For the Three Months Ended March 31, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Cash flow provided by operations	$117,284	$67	$28,425	$—	$145,776	$10,146	$(6,635)	$149,287
Purchases of property, plant and equipment	(204,006)	(67)	(28,959)	—	(233,032)	(22,952)	—	(255,984)
Proceeds from sales of properties and equipment	416	—	—	—	416	—	—	416

Cash flow provided by (used for) investing activities	(203,590)	(67)	(28,959)	—	(232,616)	(22,952)	—	(255,568)

Issuance of debt	169,000	—	17,374	—	186,374	22,000	—	208,374
Repayments of debt	(83,645)	—	(17,543)	—	(101,188)	—	—	(101,188)
Debt issuance costs	(39)	—	—	—	(39)	—	—	(39)
Distributions to parent	—	—	—	—	—	(6,635)	6,635	—
Distributions to noncontrolling interests	—	—	—	—	—	(2,448)	—	(2,448)
Proceeds from exercise of stock options	11	—	—	—	11	—	—	11
Purchase of treasury stock	(623)	—	—	—	(623)	—	—	(623)
Other	63	—	—	—	63	(63)	—	—

Cash flow provided by (used for) financing activities	84,767	—	(169)	—	84,598	12,854	6,635	104,087
Effect of exchange rates on cash	(61)	—	(163)	—	(224)	—	—	(224)

Net increase (decrease) in cash & equivalents	(1,600)	—	(866)	—	(2,466)	48	—	(2,418)
Cash and equivalents at beginning of period	1,679	—	866	—	2,545	303	—	2,848

Cash and equivalents at end of period	$79	$—	$—	$—	$79	$351	$—	$430

	For the Three Months Ended March 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Cash flow provided by operations	$(10,412)	$1,888	$44,265	$—	$35,741	$12,846	$(5,303)	$43,284
Purchases of property, plant and equipment	(220,215)	(1,888)	(77,152)	—	(299,255)	(32,681)	—	(331,936)
Advances to BBEP	(50,150)	—	—	—	(50,150)	—	—	(50,150)
Return of investment from BBEP and equity affiliates	3,440	—	—	—	3,440	—	—	3,440
Proceeds from sale of equipment to subsidiaries	278	—	—	—	278	—	(278)	—
Proceeds from sales of properties and equipment	—	—	—	—	—	—	—	—

Cash flow provided by (used for) investing activities	(266,647)	(1,888)	(77,152)	—	(345,687)	(32,681)	(278)	(378,646)

Issuance of debt	253,000	—	51,241	—	304,241	26,500	—	330,741
Repayments of debt	(34)	—	(18,027)	—	(18,061)	—	—	(18,061)
Repayments to parent	—	—	—	—	—	(278)	278	—
Distributions to parent	—	—	—	—	—	(5,303)	5,303	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,972)	—	(1,972)
Proceeds from exercise of stock options	858	—	—	—	858	—	—	858
Purchase of treasury stock	(1,980)	—	—	—	(1,980)	—	—	(1,980)

Cash flow provided by (used for) financing activities	251,844	—	33,214	—	285,058	18,947	5,581	309,586
Effect of exchange rates on cash	(58)	—	(416)	—	(474)	—	—	(474)

Net increase (decrease) in cash & equivalents	(25,273)	—	(89)	—	(25,362)	(888)	—	(26,250)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$1,739	$—	$—	$—	$1,739	$237	$—	$1,976

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

     As further discussed in Note 12 (Restated) to our condensed consolidated financial statements included in Item 1 to this Report, the financial information in the following discussion has been restated to include reference to the restated information now included in Notes 12. Supplemental information has also been provided regarding the Company’s “restricted” subsidiaries under the caption “Quicksilver Resources Inc. and its Restricted Subsidiaries” below.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this quarterly report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Annual Report on
Form 10-K, as amended.
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

     Our provision for income taxes for the first quarter of 2009 decreased from the prior-year period due to a $296.8 million decrease in U.S. income tax expense and a $24.3 million decrease in Canadian income tax associated with lower pre-tax earnings that were primarily the result of impairment charges for our oil and gas properties recognized during the 2009 first quarter. The effective tax rate for the 2009 first quarter was most significantly affected by the resulting taxable net loss in both the U.S. and Canada that will be taxed at approximately 35% and approximately 25%, respectively. We expect our effective income tax rate to be in a range from 34% to 35% for all of 2009.
Quicksilver Resources Inc. and its Restricted Subsidiaries
     The indentures under both our Senior Notes and our Senior Subordinated Notes distinguish between “restricted” subsidiaries and “unrestricted” subsidiaries. Our unrestricted subsidiaries consist of:
•	Quicksilver Gas Services Holdings LLC;
•	Quicksilver Gas Services GP LLC;
•	Quicksilver Gas Services LP;
•	Quicksilver Gas Services Operating LLC;
•	Quicksilver Gas Services Operating GP LLC;
•	Cowtown Pipeline Partners L.P.; and
•	Cowtown Gas Processing Partners L.P.
     All of our other subsidiaries are restricted subsidiaries (collectively, the “Restricted Subsidiaries”). The Company and its Restricted Subsidiaries conduct all of our exploration and production activities, where as the “unrestricted subsidiaries” conduct only midstream operations.
     The combined results of operations for the Company and its restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations”. The combined financial position of the Company and its restricted subsidiaries and our consolidated financial position are materially the same except for the property, plant and equipment purchased by the unrestricted subsidiaries since the KGS IPO, the borrowings under the KGS credit facility and the equity of the unrestricted subsidiaries. The other balance sheet items are discussed below in “Financial Position.” The combined operating cash flows, financing cash flows and investing cash flows for the Company and its restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Liquidity, Capital Resources and Financial Position.” Further information regarding the Company, our restricted subsidiaries and our unrestricted subsidiaries is included in Item 1 of this Report.
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
     As of March 31, 2009 and December 31, 2008, we had the following total capitalization:

	March 31,	December 31,
	2009	2008
	(In thousands)
Long-term and short-term debt
Senior secured credit facility	$906,182	$827,868
Senior secured second lien facility	640,507	641,555
Senior notes	469,288	469,062
Senior subordinated notes	350,000	350,000
Convertible subordinated debentures	130,916	129,240
KGS credit agreement	196,900	174,900

Total debt	2,693,793	2,592,625
Quicksilver’s stockholders’ equity	685,009	1,184,826

Total capitalization	$3,378,802	$3,777,451

     We currently anticipate that remaining 2009 capital expenditures of approximately $250 million will be funded from operating cash inflows.
Financial Position
     The following impacted our balance sheet as of March 31, 2009, as compared to our balance sheet as of December 31, 2008:
•	Our current derivative assets increased $89.5 million while our deferred derivative assets decreased $34.0 million as a result of higher derivative valuations partially offset by monthly settlements of $53.9 million, and the early settlement of a derivative hedging a portion of our 2010 production for $54.9 million. Our derivative liabilities decreased $9.1 million as a result of the Michigan Sales Contract expiring on March 31, 2009. Our current deferred income tax liability increased $37.6 million as a result of an overall increase in the valuations of our derivatives.

•	Our net property, plant and equipment balances decreased $785 million as a result of charges for impairment of our oil gas properties of $896.5 million and DD&A expense of $59.7 million partially offset by $198.8 million of costs incurred for property, plant and equipment.

•	Our deferred income tax liability decreased $199.3 million and a deferred tax asset of $108.8 million was reclassified in connection with the impairment of both our investment in BBEP and our oil and gas properties.
Contractual Obligations and Commercial Commitments
     There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2008 Annual Report on Form 10-K, as amended.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K, as amended. These critical estimates, for which no significant changes occurred during the three months ended March 31, 2009, include estimates and assumptions for:
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

ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As disclosed in our 2008 Annual Report on Form 10-K, as amended, we identified material weaknesses relating to:
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
     Other than the identification and remediation plans for the material weaknesses described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
     As further discussed in Note 12 (Restated) to our condensed consolidated financial statements in Item 1 of this Report, we have restated certain guarantor and non-guarantor financial information previously reported and have included information about the Company and its restricted subsidiaries, and the following risk factors have been updated to reflect risks associated therewith.
Item 1A. Risk Factors
     The following risk factors update the risk factors set forth in Part I, Item IA, “Risk Factors” of our 2008 Annual Report on Form 10-K, as amended. You should carefully consider the following risk factors together with all of the other information included in this quarterly report and the other information that we file with the SEC, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this quarterly report could have a material adverse effect on our business, financial position, results of operations and cash flows.

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
     Actual future production, natural gas, NGL and crude oil prices and revenue, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed in our Annual Report on Form 10-K, as amended. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing petroleum prices and other factors, which may be beyond our control.
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
     The present value of future net cash flows disclosed in Item 8 of our Annual Report on Form 10-K, as amended, is not necessarily the fair value of our estimated proved natural gas and crude oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of period end. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas, NGL and crude oil purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of natural gas and crude oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and natural gas industry in general will affect the appropriateness of the 10% discount factor in arriving at the reserves’ actual fair value.
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

     The nature of our ownership interest in a publicly-traded entity subjects us to market risks associated with most ownership interests traded on a public exchange. Sales of substantial amounts of BBEP limited partner units, or a perception that such sales could occur, and various other factors, including BBEP suspending distributions on its units, could adversely affect the market price of BBEP limited partner units. Impairment to the carrying value of BBEP limited partnership units was recognized in both the forth quarter of 2008 and the first quarter of 2009, and could occur again in the future if the market price for BBEP units declines further. In the event of impairment of our BBEP units, we reduce the carrying value of our BBEP units and recognize expense in the amount of the impairment, which could be material and could adversely affect our financial condition and results of operations and our ability to borrow under and comply with the provisions of our debt agreements.
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
     Our debt agreements, among other things, also require the maintenance of financial covenants that are more fully described in Note 2 to the condensed consolidated financial statements in Item 1 of this quarterly report. Our ability to comply with these covenants and other provisions of our debt agreements may be affected by events beyond our control, and we may be unable to comply with all aspects of our debt agreements in the future. In addition, our ability to borrow under our Senior Secured Credit Facility is dependent upon the quantity and value of our proved reserves and other assets, including our investment in BBEP.
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

being issued. We also had options outstanding to purchase 3,675,128 shares of our common stock at March  31, 2009.
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
      We and our auditors have identified two material weaknesses in our system of internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Dated: June 16, 2009

Quicksilver Resources Inc.
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