Form 10-Q
period 2009-06-30
QUICKSILVER RESOURCES INC
filed 2009-08-10
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-14837
Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 777 West Rosedale, Fort Worth, Texas (Address of principal executive offices)	75-2756163 (I.R.S. Employer Identification No.) 76104 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 23, 2009
Common Stock, $0.01 par value	169,203,000

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending June 30, 2009
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
Other commonly used terms and abbreviations include:
“ABR” means adjusted base rate
“AOCI” means accumulated other comprehensive income
“Alliance Acquisition” means the August 8, 2008 purchase of leasehold, royalty and midstream assets in the Barnett Shale in northern Tarrant and southern Denton counties of Texas
“Alliance Leasehold” means the natural gas leasehold and royalty interests acquired in the Alliance Acquisition and developed thereafter
“BBEP” means BreitBurn Energy Partners L.P.
“BreitBurn Transaction” means the November 1, 2007 conveyance of our Northeast Operations in exchange for aggregate proceeds of $1.47 billion
“CMS Litigation” means litigation against CMS Marketing Services and Trading Company concerning a gas supply contract under which we agreed to deliver 10 MMcfd at a floor price of $2.49 per Mcf
“Eni” means either or both Eni Petroleum US LLC and Eni US Operating Co. Inc., which are subsidiaries of Eni SpA
“Eni Production” means production attributable to Eni pursuant to the Eni Transaction
“Eni Transaction” means the June 19, 2009 conveyance of a 27.5% working interest in our Alliance Leasehold and royalty assets to Eni for aggregate proceeds of $280 million
“Gas Purchase Commitment” means the commitment pursuant to the Eni Transaction to purchase Eni’s share of Alliance Leasehold production at $8.60 per MMBtu less actual costs incurred by us for gathering and processing Eni’s Alliance Production through December 2010, plus the costs that would be incurred to transport such production from the location where it is produced to Henry Hub
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards in the U.S.
“GAAP” means accounting principles generally accepted in the United States

“KGS” means Quicksilver Gas Services LP, which is our publicly-traded partnership and trades under the ticker symbol “KGS”
“Mercury” means Mercury Exploration Company, which is owned by members of the Darden family
“Michigan Sales Contract” means the gas supply contract which expired in March 2009 under which we agreed to deliver 25 MMcfd at a floor price of $2.49 per Mcf
“Northeast Operations” means the oil and gas properties and facilities in Michigan, Indiana and Kentucky which were conveyed to BBEP in November 2007
“OCI” means other comprehensive income
“PCAOB” means the Public Company Accounting Oversight Board
“RSU” means restricted stock unit
“SEC” means the United States Securities and Exchange Commission
“Senior Secured Credit Facility” means our U.S. senior secured revolving credit facility and our Canadian senior secured revolving credit facility
“SFAS” means Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;
•	fluctuations in natural gas, NGL and crude oil prices;
•	failure or delays in achieving expected production from exploration and development projects;
•	uncertainties inherent in estimates of natural gas, NGL and crude oil reserves and predicting natural gas, NGL and crude oil reservoir performance;
•	effects of hedging natural gas, NGL and crude oil prices;
•	fluctuations in the value of certain of our assets and liabilities;
•	competitive conditions in our industry;
•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters, customers and counterparties;
•	changes in the availability and cost of capital;
•	delays in obtaining oilfield equipment and increases in drilling and other service costs;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	the effects of existing and future laws and governmental regulations;
•	the effects of existing or future litigation; and
•	certain factors discussed elsewhere in this quarterly report.
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
     All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS
In thousands, except for per share data — Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Natural gas, NGL and crude oil	$199,315	$198,147	$382,869	$356,503
Sales of purchased natural gas	5,217	—	5,217	—
Other	1,509	(246)	3,887	(985)

Total revenue	206,041	197,901	391,973	355,518

Operating expenses
Oil and gas production expense	31,703	33,019	63,874	65,375
Production and ad valorem taxes	7,441	3,081	11,807	5,740
Costs of purchased natural gas	8,582	—	8,582	—
Other operating costs	1,744	396	3,271	1,801
Depletion, depreciation and accretion	50,966	38,920	110,662	73,979
General and administrative	24,389	15,382	41,770	30,797

Total expenses	124,825	90,798	239,966	177,692
Impairment related to oil and gas properties	(70,643)	—	(967,126)	—

Operating income (loss)	10,573	107,103	(815,119)	177,826
Income (loss) from earnings of BBEP — net	19,016	(10,269)	19,016	(4,050)
Other income (expense) — net	(855)	(428)	(94)	1,058
Interest expense	(68,081)	(16,098)	(108,282)	(29,533)

Income (loss) before income taxes	(39,347)	80,308	(904,479)	145,301
Income tax (expense) benefit	18,897	(27,985)	316,720	(51,336)

Net income (loss)	(20,450)	52,323	(587,759)	93,965
Net income attributable to noncontrolling interests	(1,312)	(988)	(2,982)	(1,496)

Net income (loss) attributable to Quicksilver	$(21,762)	$51,335	$(590,741)	$92,469
Other comprehensive income (loss) — net of income tax
Reclassification adjustments related to settlements of derivative contracts	(60,073)	20,914	(96,987)	22,896
Net change in derivative fair value	3,701	(181,030)	112,304	(261,249)
Foreign currency translation adjustment	14,007	1,829	6,782	(6,814)

Comprehensive loss	$(64,127)	$(106,952)	$(568,642)	$(152,698)

Earnings (loss) per common share — basic	$(0.13)	$0.32	$(3.50)	$0.58
Earnings (loss) per common share — diluted	$(0.13)	$0.31	$(3.50)	$0.57
Basic weighted average shares outstanding	169,009	158,290	168,894	158,209
Diluted weighted average shares outstanding	169,009	169,185	168,894	169,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$657	$2,848
Accounts receivable — net of allowance for doubtful accounts	53,450	143,315
Derivative assets at fair value	202,332	171,740
Other current assets	70,516	75,433

Total current assets	326,955	393,336
Investment in BreitBurn Energy Partners	158,418	150,503
Property, plant and equipment
Oil and gas properties, full cost method (including unevaluated costs of $512,568 and $543,533, respectively)	2,150,528	3,142,608
Other property and equipment	697,264	655,107

Property, plant and equipment — net	2,847,792	3,797,715
Derivative assets at fair value	55,729	116,006
Deferred income taxes	138,759	—
Other assets	41,525	40,648

	$3,569,178	$4,498,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$6,579
Accounts payable	138,016	282,636
Income taxes payable	7,767	40
Accrued liabilities	96,043	66,923
Derivative liabilities at fair value	276	9,928
Deferred income taxes	76,639	52,393

Total current liabilities	318,741	418,499
Long-term debt	2,497,693	2,586,046
Asset retirement obligations	41,476	34,753
Derivative liabilities at fair value	503	—
Other liabilities	31,768	12,962
Deferred income taxes	27,314	234,385
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized; 173,895,897 and 171,742,699 shares issued, respectively	1,739	1,717
Paid in capital in excess of par value	667,427	656,958
Treasury stock of 4,674,212 and 4,572,795 shares, respectively	(36,068)	(35,441)
Accumulated other comprehensive income	207,203	185,104
Retained earnings (deficit)	(214,253)	376,488

Quicksilver stockholders’ equity	626,048	1,184,826
Noncontrolling interests	25,635	26,737

Total equity	651,683	1,211,563

	$3,569,178	$4,498,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
In thousands — Unaudited

	Quicksilver Resources Inc. Stockholders
				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Treasury	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Stock	Income	(Deficit)	Interests	Total
Balances at December 31, 2007	$1,606	$378,622	$(12,304)	$40,066	$754,764	$29,714	$1,192,468
Net income	—	—	—	—	92,469	1,496	93,965
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $11,657	—	—	—	22,896	—	—	22,896
Net change in derivative fair value, net of income tax benefit of $130,188	—	—	—	(261,249)	—	—	(261,249)
Foreign currency translation adjustment	—	—	—	(6,814)	—	—	(6,814)
Issuance and vesting of stock compensation	5	7,135	(2,354)	—	—	501	5,287
Stock option exercises	2	1,080	—	—	—	—	1,082
Distributions paid on KGS common units	—	—	—	—	—	(4,042)	(4,042)

Balances at June 30, 2008	$1,613	$386,837	$(14,658)	$(205,101)	$847,233	$27,669	$1,043,593

Balances at December 31, 2008	$1,717	$656,958	$(35,441)	$185,104	$376,488	$26,737	$1,211,563
Net income (loss)	—	—	—	—	(590,741)	2,982	(587,759)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax benefit of $45,138	—	—	—	(96,987)	—	—	(96,987)
Net change in derivative fair value, net of income tax of $53,212	—	—	—	112,304	—	—	112,304
Foreign currency translation adjustment	—	—	—	6,782	—	—	6,782
Issuance and vesting of stock compensation	22	10,389	(627)	—	—	812	10,596
Stock option exercises	—	80	—	—	—	—	80
Distributions paid on KGS common units	—	—	—	—	—	(4,896)	(4,896)

Balances at June 30, 2009	$1,739	$667,427	$(36,068)	$207,203	$(214,253)	$25,635	$651,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income (loss)	$(587,759)	$93,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	110,662	73,979
Impairment related to oil and gas properties	967,126	—
Deferred income tax expense (benefit)	(331,321)	50,243
Stock-based compensation	11,223	7,641
Non-cash loss from hedging and derivative activities	5,544	11,069
Non-cash interest expense	35,848	4,532
(Income) loss from BBEP in excess of cash distributions, net of impairment	(7,915)	4,050
Other	420	1,067
Changes in assets and liabilities
Accounts receivable	89,580	(26,057)
Derivative assets at fair value	54,896	—
Other assets	(4,266)	(9,213)
Accounts payable	(25,864)	(8,566)
Income taxes payable	7,726	(46,497)
Accrued and other liabilities	(15,622)	(19,602)

Net cash provided by operating activities	310,278	136,611

Investing activities:
Purchases of property, plant and equipment	(441,184)	(650,458)
Proceeds from sales of property, plant and equipment	233,488	598
Return of investment from BBEP	—	20,334

Net cash used for investing activities	(207,696)	(629,526)

Financing activities:
Issuance of debt	1,020,750	1,030,288
Repayment of debt	(1,144,031)	(547,566)
Debt issuance costs	(22,802)	(10,837)
Gas Purchase Commitment assumed	46,628	—
Noncontrolling interest distributions	(4,896)	(4,042)
Proceeds from exercise of stock options	80	1,082
Purchase of treasury stock	(627)	(2,354)

Net cash provided by (used for) financing activities	(104,898)	466,571

Effect of exchange rate changes in cash	125	447

Net decrease in cash	(2,191)	(25,897)

Cash and cash equivalents at beginning of period	2,848	28,226

Cash and cash equivalents at end of period	$657	$2,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Unaudited
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements of Quicksilver Resources Inc. have not been audited. In our management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
     Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable, but actual results could differ from our estimates.
     Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K, as amended.
Earnings per Share
     The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per common share calculations for the three and six months ended June 30, 2009 and 2008. The basic and diluted earnings (loss) per common share for each of the periods presented have been computed in compliance with guidance provided in Financial Staff Position (“FSP”) EITF 03-6-1, more fully described in Recently Issued Accounting Standards below. For the three and six months ended June 30, 2009, approximately 11.1 million and 10.8 million potentially dilutive securities, respectively, including 9.8 million for the convertible debentures were excluded from the diluted net loss per share calculation because they were antidilutive. No potentially dilutive securities were excluded from the diluted net income per share calculation the three and six months ended June 30, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)

Net income (loss) attributable to Quicksilver	$(21,762)	$51,335	$(590,741)	$92,469

Impact of assumed conversions – interest on 1.875% convertible debentures, net of income taxes	—	1,578	—	3,137

Income (loss) available to stockholders assuming conversion of convertible debentures	$(21,762)	$52,913	$(590,741)	$95,606

Weighted average common shares – basic	169,009	158,290	168,894	158,209
Effect of dilutive securities:
Employee stock options	—	762	—	742
Employee stock unit awards	—	317	—	327
Contingently convertible debentures	—	9,816	—	9,816

Weighted average common shares – diluted	169,009	169,185	168,894	169,094

Earnings (loss) per common share — basic	$(0.13)	$0.32	$(3.50)	$0.58
Earnings (loss) per common share — diluted	$(0.13)	$0.31	$(3.50)	$0.57

Recently Issued Accounting Standards
• Pronouncements Impacting Quicksilver That Have Been Implemented
     SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141(R)”) was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141 Business Combinations while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. SFAS No. 141(R) was further clarified by FSP FAS 141(R)-1, issued on April 1, 2009. FSP FAS 141(R)-1 addressed application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply SFAS No. 141(R) to any acquisition we enter into after January 1, 2009, but otherwise adoption had no effect on our financial statements.
     SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No 51 (“SFAS No. 160”) was issued in December 2007. The Statement amends prior standards to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of its equity. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted this Statement on January 1, 2009, which resulted in the reclassification of the minority interest liability of $29.9 million and deferred tax benefit of $3.2 million, or $26.7 million to stockholders’ equity. Also, our adoption resulted in the reclassification of the $79.3 million deferred gain related to the KGS IPO to “paid in capital in excess of par value” within stockholders’ equity. We have also presented our consolidated balance sheet as of December 31, 2008 in conformance with SFAS No. 160.
     In February 2008, the FASB issued FSP FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, we applied SFAS No. 157 to non-financial assets and liabilities.
     The FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) in March 2008. SFAS No. 161 requires enhanced disclosures of the fair value and other aspects of all derivative and hedging instruments in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. We adopted SFAS No. 161 on January 1, 2009 and the prescribed disclosures may be found in Note 4.
     In May 2008, the FASB issued FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to issuance. We adopted FSP APB 14-1 on January 1, 2009, which resulted in recognition of a $26.8 million addition to “paid in capital in excess of par value,” additional deferred tax liability of $5.8 million and decreases to other assets, long-term debt and retained earnings of $2.4 million, $19.0 million and $16.0 million, respectively. We have also presented all comparable prior period information in conformity with FSP APB 14-1.
     In June 2008, the FASB issued FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities (“FSP EITF 03-6-1”), which was effective and adopted by us on January 1, 2009. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and should be included in the computation of basic earnings per share pursuant to the two-class method. Based upon the characteristics of our equity awards, approximately 2.7 million restricted shares have been identified as participating securities and are included in the basic earnings per share calculation for the three and six months ended June 30,

2009. Basic earnings per share for the three and six months ended June 30, 2008 have been retrospectively adjusted to reflect approximately 1.1 million restricted shares as participating securities.
     The following table summarizes the impact of implementing the previously discussed accounting pronouncements on the 2008 periods presented in these financial statements:

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
	As Originally		Effect of	As Originally		Effect of
	Reported	As Adjusted	Change	Reported	As Adjusted	Change
	(In thousands, except for per share data)			(In thousands, except for per share data)
Operating income	$107,103	$107,103	$—	$177,826	$177,826	$—
Loss from earnings of BBEP	(10,269)	(10,269)	—	(4,050)	(4,050)	—
Interest expense and other	(14,894)	(16,526)	(1,632)	(25,240)	(28,475)	(3,235)

Income before income tax	81,940	80,308	(1,632)	148,536	145,301	(3,235)
Income tax (expense) benefit	(28,556)	(27,985)	571	(52,468)	(51,336)	1,132
Minority interest expense	(988)	—	(988)	(1,496)	—	(1,496)
Net income attributable to noncontrolling interests	—	(988)	988	—	(1,496)	1,496

Net income attributable to Quicksilver	$52,396	$51,335	$(1,061)	$94,572	$92,469	$(2,103)

Earnings per share — basic	$0.33	$0.32	$(0.01)	$0.60	$0.58	$(0.02)
Earnings per share — diluted	$0.31	$0.31	$—	$0.56	$0.57	$0.01

Basic weighted average shares outstanding	157,889	158,290	401	157,807	158,209	402
Diluted weighted average shares outstanding	169,855	169,185	(670)	169,764	169,094	(670)
     On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amended SFAS No. 107 Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 Interim Financial Reporting by requiring disclosures about fair value of financial instruments for interim reporting periods. The FSP also amended APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. We adopted the disclosure requirements under this FSP beginning with our quarterly report on 10-Q for the period ending March 31, 2009.
     FSP FAS 115-52 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments was also issued on April 9, 2009. This FSP amends the other-than-temporary impairment guidance for debt securities held as investments and presentation and disclosure of other-than-temporary impairments for such securities. We adopted this FSP for the quarter ended March 31, 2009, but it did not impact us.
     FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) was issued on April 9, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in instances when changes in the activity for a financial asset or liability have significantly decreased. We adopted FSP FAS 157-4 for the quarter ended March 31, 2009, which had no impact on fair value measurements.
     The FASB issued SFAS No. 165 Subsequent Events (“SFAS No. 165”) in May 2009, which became effective for us and we adopted it for the quarter ended June 30, 2009. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants.
• Pronouncements Not Yet Implemented
     The SEC adopted revisions to its required oil and gas reporting disclosures in December 2008. The revisions impacting us include: 1) use of 12-month average of the first-day-of-the-month prices for determination of proved reserve values included in calculating full cost ceiling limitations and for annual proved reserve disclosures; 2) limitations on the types of technologies that may be relied upon to establish the levels of certainty required to classify reserves; and 3) ability to disclose “probable” and

“possible” reserves as defined by the SEC. The SEC also updated the required disclosure requirements and eliminated use of price recoveries subsequent to period end for use in the ceiling test. We will adopt these changes for reporting our proved reserves beginning with our annual disclosures for 2009. We are still reviewing the implications of this adoption on our previous reserve disclosures.
     The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in July 2009. The codification provides a single source of authoritative U.S. GAAP not promulgated by the SEC, retains existing GAAP and will have no effect on our financial statements upon its adoption by us on September 30, 2009.
2. ENI TRANSACTION
     On June 19, 2009, we completed the Eni Transaction whereby we entered into a strategic alliance and sold a 27.5% interest in our Alliance Leasehold. The assets were sold to Eni for $280 million in cash, inclusive of the Gas Purchase Commitment, and subject to normal post-closing adjustments. Subsequent to the closing, we used the proceeds to repay a portion of the Senior Secured Second Lien Facility.
     In connection with the sale, Cowtown Pipeline L.P. (“CPLP”), our wholly-owned subsidiary, entered into a gas gathering agreement with Eni covering Eni’s production from the Alliance Leasehold. Under the agreement, CPLP will gather, treat and deliver Eni’s Alliance Leasehold production. Eni also committed to pay approximately $19.2 million by March 2010 to CPLP for construction and installation of the facilities required to gather Eni’s production from future Alliance wells. CPLP will be the sole owner of these facilities and will recognize gathering revenue for the volumes of gas that are gathered by CPLP.
     Also as part of the sale, we entered into a joint development agreement with Eni. Under terms of the agreement, we will purchase Eni’s share of Alliance Leasehold production through 2010 at $8.60 per MMBtu less related costs for gathering, processing and transportation. Based on information available on June 19, 2009, we recognized a liability of approximately $46.6 million for the Gas Purchase Commitment based on the expected volumes through December 31, 2010 which totaled 22.2 MMcf at June 30, 2009. Within the Gas Purchase Commitment is an embedded derivative that will be adjusted to fair value throughout the period of the commitment, which expires on December 31, 2010. We recognized a $3.8 million change in the fair value of the embedded derivative between June 19 and June 30, 2009 and recorded a valuation loss in costs of purchased natural gas. Note 4 contains additional information about our derivative assets and liabilities.
     The joint development agreement includes a schedule of wells that we agreed to drill and complete with participation by Eni during the development period. In connection with the scheduled drilling, we have committed to annual requirements to drill and complete a minimum lateral footage on behalf of Eni. Eni agreed to pay us a turnkey drilling and completion cost of $994 per linear foot. The minimum linear footage requirements are summarized below:

Total Aggregate
Year	Linear Feet
2009	28,215
2010	58,448
2011	44,080
2012	26,974
2013	34,102
     Under the joint development agreement, we will be subject to pay Eni for damages should we fail to meet the linear footage requirements at the end of the development period if certain production requirements have not been satisfied. We currently expect to satisfy these requirements and have recognized no liability for our non-performance.

3. ALLIANCE ACQUISITION
     On August 8, 2008, we completed the Alliance Acquisition, whereby we acquired leasehold, royalty and midstream assets associated with the Barnett Shale formation in northern Tarrant and southern Denton counties of Texas. The purchase price was funded as follows:

(In thousands)

Purchase Price:
Cash paid	$1,000,000
Cash received from post-closing settlement	(9,020)
Cash paid for acquisition-related expenses	1,368

Total cash	992,348
Issuance of 10,400,468 common shares	262,092

$1,254,440

     The revised preliminary purchase price allocation is presented below:

(In thousands)

Allocation of Purchase Price:
Oil and gas properties — proved	$788,456
Oil and gas properties — unproved	440,439
Midstream assets	27,652
Liabilities assumed	(1,035)
Asset retirement obligations	(1,072)

$1,254,440

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
Pro Forma Information
     The following table reflects Quicksilver’s unaudited consolidated pro forma statements of income as though the Alliance Acquisition, associated borrowings and issuance of our common stock had taken place on January 1, 2008. The actual revenue and expenses for the acquisition are included in our 2008 consolidated results beginning on August 8, 2008 and for all of 2009. The following pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective on January 1, 2008.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008
	(In thousands, except for per share data)
Revenues	$235,144	$417,806

Net income attributable to Quicksilver	$50,291	$85,656

Earnings per share — basic	$0.30	$0.51
Earnings per share — diluted	$0.29	$0.49

4. DERIVATIVES AND FAIR VALUE MEASUREMENTS
     We use derivatives to mitigate price risk associated with the sale of our natural gas, NGL and crude oil production. Prices for these products are capable of wide fluctuations that may negatively affect profitability and cash flow from operations but may also increase them. We mitigate the risk of adverse price movements with swaps and collars, which also limit future gains from favorable price movements. We also use derivatives, in the form of swaps, to monetize the fair value of our fixed-rate long-term debt in periods of low interest rates, thereby reducing our current levels of interest payments.
     We enter into financial derivatives with counterparties who are lenders under our credit facility. The credit facility provides for collateralization of amounts outstanding from our derivative instruments in addition to amounts outstanding under the facility. Additionally, default on any of our obligations under derivative instruments with counterparty lenders could result in acceleration of the amounts outstanding under the credit facility. The credit facility and our internal credit policies require that any counterparties, including facility lenders, with whom we enter into commodity financial derivatives have credit ratings that meet or exceed BBB- or Baa3 from Standard and Poor’s or Moody’s, respectively. The fair value for each derivative takes into consideration credit risk, whether it be our counterparties’ or our own. Derivatives are recorded in the balance sheet as current and non-current derivative assets and liabilities as determined by the expected timing of settlements.
Commodity Price Derivatives
     As of June 30, 2009, we had price collars or fixed price swaps hedging 190 MMcfd of our anticipated natural gas production for the remainder of 2009. We have also hedged approximately 120 MMcfd of our anticipated 2010 natural gas production using natural gas price collars. In March 2009, we executed the early settlement of a price collar that hedged the sale of 40 MMcfd of our forecasted 2010 natural gas production, whereby we received $54.9 million that had been established through AOCI. As natural gas is produced and sold during 2010, we will reclassify a portion of the settlement deferred in AOCI to natural gas revenue.
Interest Rate Derivatives
     In June 2009, we entered into interest rate swaps on our $475 million Senior Notes due 2015 and our $350 million Senior Subordinated Notes effectively converting the interest on those issues from a fixed to a floating rate of interest indexed to a one-month floating LIBOR base rate. The maturity dates and all other significant terms are the same as those of the underlying debt. Under these swaps, we pay a variable interest rate and receive the fixed rate applicable to the underlying debt. The interest income or expense is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The value of the contracts, excluding the net interest accrual, amounted to a net liability of $0.3 million as of June 30, 2009. The offsetting fair value adjustment to the debt hedged resulted in a decrease of long-term debt by $0.3 million as of June 30, 2009. No ineffectiveness was recorded as a result of the fair value hedges. The average effective interest rate on the Senior Notes and Senior Subordinated Notes, inclusive of hedging activity, was approximately 7.94% and 6.79%, respectively, in the six-months ended June 30, 2009.

     The estimated fair value of our derivatives at June 30, 2009 and December 31, 2008 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Commodity contracts reported in:
Current derivative assets	$202,373	$179,079	$94	$2,500
Noncurrent derivative assets	55,457	116,006	—	—
Current derivative liabilities	—	—	188	1,865
Interest rate contracts reported in:
Current derivative assets	53	—	—	—
Noncurrent derivative assets	272
Current derivative liabilities			88
Noncurrent derivative liabilities	—	—	503	—

Total derivatives designated as hedging instruments under SFAS 133	$258,155	$295,085	$873	$4,365

Derivatives not designated as hedging instruments under SFAS 133
Gas Purchase Commitment (1) reported in:
Accrued liabilities	$—	$—	$2,495	$—
Other liabilities	—		1,323	—
Michigan Sales Contract natural gas purchase derivatives (2) reported in current derivative assets	—	—	—	4,839
Michigan Sales Contract (2) reported in current derivative liabilities	—	—	—	8,063

Total derivatives not designated as hedging instruments under SFAS 133	$—	$—	$3,818	$12,902

Total derivatives	$258,155	$295,085	$4,691	$17,267

(1)	Note 2 contains additional description of the Gas Purchase Commitment

(2)	During 2009, our net cash payments were $16.5 million, including derivative settlements, to complete our obligations under the Michigan Sales Contract.
     The following table shows the inputs used in our fair value calculations of our derivative instruments at June 30, 2009 and December 31, 2008:

	Fair Value Measurements as of June 30, 2009 (1)
			Balance Sheet
	Level 2	Other(2)	Total
Derivative assets	$258,155	$(94)	$258,061

Derivative liabilities	$4,691	$(94)	$4,597

	Fair Value Measurements as of December 31, 2008 (1)
			Balance Sheet
	Level 2	Other(2)	Total
Derivative assets	$295,085	$(7,339)	$287,746

Derivative liabilities	$17,267	$(7,339)	$9,928

(1)	No Level 1 or Level 3 measurements.

(2)	Represents amounts netted under master netting arrangements with counterparties.
     The change in carrying value of our commodity price derivatives since December 31, 2008 principally resulted from the decline in market prices for natural gas relative to the prices in our derivative instruments partially offset by the $54.9 million early settlement of a natural gas collar that hedged the sale of natural gas production in 2010, and by monthly settlements received during the six months ended June 30, 2009.

	Michigan	Gas Purchase	Cash Flow	Fair Value
	Contract	Commitment	Derivatives	Derivatives	Total
	(in thousands)
Derivative fair value at December 31, 2008	$(12,901)	$—	$290,719	$—	$277,818
Change in amounts due from Quicksilver	(3,518)	—	—	—	(3,518)
Net cash paid in settlement	16,479	—	—	—	16,479
Net cash received in settlement and reported in revenue	—	—	(53,864)	—	(53,864)
Ineffectiveness reported in other revenue	(60)	—	(1,068)	—	(1,128)
Cash received and reported in OCI	—	—	(54,896)	—	(54,896)
Unrealized gains (losses) reported in OCI	—	—	161,433	—	161,433

Derivative fair value at March 31, 2009	$—	$—	$342,324	$—	$342,324

Change in fair value of effective interest swaps	—	—	—	(266)	(266)
Net cash received in settlement and reported in revenue	—	—	(88,261)	—	(88,261)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	—	(3,818)	—	—	(3,818)
Ineffectiveness reported in other revenue	—	—	(598)	—	(598)
Unrealized gains (losses) reported in OCI	—	—	4,083	—	4,083

Derivative fair value at June 30, 2009	$—	$(3,818)	$257,548	$(266)	$253,464

	Michigan	Gas Purchase	Cash Flow	Fair Value
	Contract	Commitment	Derivatives	Derivatives	Total
	(in thousands)
Derivative fair value at December 31, 2007	$(63,777)	$—	$(5,503)	$—	$(69,280)
Change in amounts due from Quicksilver	(7)	—	—	—	(7)
Net cash paid in settlement	7,153	—	—	—	7,153
Net cash paid in settlement and reported in revenue	—	—	3,009	—	3,009
Ineffectiveness reported in other revenue	337	—	(5,860)	—	(5,523)
Unrealized gains (losses) reported in OCI	—	—	(119,646)	—	(119,646)

Derivative fair value at March 31, 2008	$(56,294)	$—	$(128,000)	$—	$(184,294)
Change in amounts due to (from) Quicksilver	—	—	(1,051)	—	(1,051)
Net cash paid in settlement	10,973	—	—	—	10,973
Net cash paid in settlement and reported in revenue	—	—	31,544	—	31,544
Ineffectiveness reported in other revenue	(817)	—	(3,544)	—	(4,361)
Unrealized gains (losses) reported in OCI	—	—	(271,791)	—	(271,791)

Derivative fair value at June 30, 2008	$(46,138)	$—	$(372,842)	$—	$(418,980)

     Gains and losses from the effective portion of derivative assets and liabilities held in AOCI that are expected to be reclassified to earnings over the next twelve months are $133.8 million net of income taxes. An additional $28.1 million will be recognized from AOCI from the realized gain on natural gas collar settled in March 2009. Gains from the effective portion of non-current derivative assets and realized gains will be reclassified to earnings from AOCI over the six months ending December 31, 2010. Hedge derivative ineffectiveness resulted in losses of $1.7 million (including $0.6 million in the second quarter) and $9.9 million (including $4.4 million in the second quarter) recorded in other revenue for the six months ended June 30, 2009 and 2008, respectively.
5. INVESTMENT IN BREITBURN ENERGY PARTNERS L.P.
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
     During the first quarter of 2009, we evaluated our investment in BBEP for impairment in response to further decreases in prevailing commodity prices and BBEP’s unit price since December 31, 2008. As a result of these decreases and the outlook for petroleum prices and broad limitations on available capital, we made the determination that the decline in value was other-than-temporary. Accordingly, our impairment analysis utilized the March 31, 2009 closing price of $6.53 per BBEP unit, which resulted in an aggregate fair value of $139.4 million for the portion of BBEP units owned by Quicksilver. The $139.4 million aggregate fair value was compared to an aggregate carrying value of $241.5 million. We recorded the difference of $102.1 million as a pre-tax impairment charge during the first quarter of 2009. No impairment of our investment occurred during the second quarter of 2009 as the value derived from the June 30, 2009 closing price of $7.68 per BBEP unit exceeded our carrying value of approximately $7.42 per unit; however, additional impairment of our investment in BBEP units could occur during the remainder of 2009 depending upon the performance of BBEP’s unit price, which itself is dependent upon numerous factors.
     We account for our investment in BBEP units using the equity method, utilizing a one-quarter lag from BBEP’s publicly available information. Summarized estimated financial information for BBEP is as follows:

			For the	For the
	For the Three Months Ended		Six Months	Five Months
	March 31,		Ended	Ended
	2009	2008	March 31, 2009	March 31, 2008
	(In thousands)		(In thousands)
Revenues (1)	$127,939	$33,337	$571,186	$94,502
Operating expenses (2)	74,243	67,792	240,039	112,157

Operating income	53,696	(34,455)	331,147	(17,655)
Interest and other (3)	6,871	6,877	32,470	11,280
Income tax (benefit) expense	468	(246)	1,145	(915)
Noncontrolling interests	7	54	20	85

Net income available to BBEP	$46,350	$(41,140)	$297,512	$(28,105)

Net income available to common unitholders	$46,350	$(40,867)	$297,512	$(28,300)

(1)	Unrealized losses on commodity derivatives of $4.1 million and $69.9 million are included for the three months ended March 31, 2009 and 2008, respectively. Unrealized gains of $342.3 million and unrealized losses of $72.3 million on commodity derivatives are included for the six months ended March 31, 2009 and the five months ended March 31, 2008, respectively.

(2)	Includes $86.4 million for impairment charges of its oil and gas properties for the six months ended March 31, 2009.

(3)	The three months and six months ended March 31, 2009 include $2.1 million and $18.2 million for unrealized losses on interest rate swaps, respectively.

	As of	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Current assets	$157,568	$140,566
Property, plant and equipment	1,822,144	1,840,341
Other assets	212,427	235,927
Current liabilities	56,063	79,990
Long-term debt	706,941	736,000
Other non-current liabilities	54,215	47,413
Partners’ equity	1,374,920	1,353,431
     For the six months ended June 30, 2009, we recognized income of $121.1 million for our share of BBEP’s income for the six months ended March 31, 2009. For the comparable 2008 period, we recognized a loss of $4.1 million for the five months ended March 31, 2008.
     Changes in the balance of our investment in BBEP for the first half of 2009 were as follows:

(In thousands)

Balance at December 31, 2008	$150,503
Equity income in BBEP	121,100
Distributions from BBEP	(11,101)
Non-cash impairment of BBEP	(102,084)

Balance at June 30, 2009	$158,418

6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Oil and gas properties
Subject to depletion	$3,591,138	$3,621,831
Unevaluated costs	512,568	543,533
Accumulated depletion	(1,953,178)	(1,022,756)

Net oil and gas properties	2,150,528	3,142,608
Other plant and equipment
Pipelines and processing facilities	705,973	529,555
General properties	63,780	57,941
Construction in progress	12,354	134,557
Accumulated depreciation	(84,843)	(66,946)

Net other property and equipment	697,264	655,107

Property, plant and equipment, net of accumulated depletion and depreciation	$2,847,792	$3,797,715

Ceiling Test Analysis
     Under the full cost method in accounting for our oil and gas properties, we must perform a quarterly ceiling test for each of our cost centers. In determining the ceiling limitation, the ceiling test incorporates pricing, costs and discount rates over which management has no influence. Additionally, the ceiling test requires us to evaluate the ceiling using only information for our exploration and production segment, thus we do not include the benefits associated with our ownership and consolidation of KGS.

     The 2009 first quarter U.S. ceiling amount was computed using benchmark prices of $3.63 per Mcf of natural gas, $24.12 per barrel of NGL and $49.66 per barrel of crude oil. When we determined the present value of our U.S. reserves, the carrying value of our U.S. oil and gas properties exceeded the ceiling limit by $786.9 million (pre-tax). We computed the 2009 first quarter Canadian ceiling amount using an AECO benchmark price of $2.92 per Mcf. Upon calculation of the present value of our Canadian reserves, the carrying value of our Canadian oil and gas properties exceeded the ceiling limit by $109.6 million (pre-tax). We recorded a total impairment charge of $896.5 million in the first quarter of 2009.
     The second quarter 2009 ceiling test for our U.S. oil and gas properties resulted in no further recognition of impairment to those oil and gas properties due principally to price recoveries since April 1, 2009; however, the second quarter ceiling test for our Canadian oil and gas properties resulted in an additional charge for impairment. We computed the 2009 second quarter Canadian ceiling amount using an AECO benchmark price of $2.87 per Mcf. The carrying value of our Canadian oil and gas reserves exceeded the present value of our Canadian reserves at June 30, 2009 by $70.6 million (pre-tax), which we recorded as an impairment charge in the second quarter of 2009. The impairment charges primarily result from reductions in the expected capital during the remainder of 2009 and in 2010 for the Canadian oil and gas properties. The impairment charges recorded in the first and second quarters of 2009 are summarized below.
     First Quarter 2009

	Net		Pre-tax
	Capitalized	Ceiling	Charge for
	Costs (1)	Limitation (2)	Impairment
		(In thousands)
United States	$2,727,130	$1,940,263	$786,867
Canada	458,135	348,519	109,616

Total	$3,185,265	$2,288,782	$896,483

     Second Quarter 2009

	Net		Pre-tax
	Capitalized	Ceiling	Charge for
	Costs (1)	Limitation (2)	Impairment
(In thousands)
Canada	$400,696	$330,053	$70,643

(1)	Net capitalized costs before impairment includes all costs associated with development, exploration and acquisition of oil and gas properties net of accumulated depletion and impairment, reduced by the related deferred income tax liability and asset retirement obligations.

(2)	The ceiling limitation is the sum of (i) estimated future net cash flows, discounted at 10% per annum, from proved reserves, based on unescalated period-end prices and costs, adjusted for asset retirement obligations and financial derivatives that qualify as cash flow hedges of our oil and gas revenue, (ii) the costs of properties not being amortized, (iii) the lower of cost or market value of unproved properties not included in the costs being amortized, less (iv) income tax effects related to differences between book and tax bases of the oil and gas properties.

7. LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Senior secured credit facility	$769,623	$827,868
Senior secured second lien facility, net of unamortized discount	—	641,555
Senior notes due 2015, net of unamortized discount	469,838	469,062
Senior notes due 2016, net of unamortized discount	580,302	—
Senior subordinated notes due 2016	349,409	350,000
Convertible debentures, net of unamortized discount	132,621	129,240
KGS credit agreement	195,900	174,900

Total debt	2,497,693	2,592,625
Less current maturities	—	(6,579)

Long-term debt	$2,497,693	$2,586,046

Senior Secured Credit Facility
     In April 2009, the lenders affirmed our borrowing base at $1.2 billion and the interest spreads on our Senior Secured Credit Facility were revised upward by 100 basis points. In completing the Eni transaction, our borrowing base was reduced by $75 million to $1.125 billion. Approximately $344 million was available under the Senior Secured Credit Facility at June 30, 2009 based upon the revised borrowing base.
Senior Secured Second Lien Credit Facility and Senior Notes Due 2016
     On June 25, 2009, we issued our senior notes due 2016 with a principal amount of $600 million. The notes were issued at 96.717% of par, which resulted in proceeds of $580.3 million. The notes will bear interest at the rate of 11.75% but at issuance had a yield of 12.50% because of the original issue discount. The proceeds from these notes and from the Eni Transaction were used to fully repay the remaining indebtedness under our Senior Secured Second Lien Facility, with the remaining proceeds used to reduce amounts outstanding under the Senior Secured Credit Facility. Upon termination of the Senior Secured Second Lien Facility, Quicksilver’s and its domestic subsidiaries’ guarantee obligations, which were secured by a second lien on substantially all the assets of Quicksilver and its domestic subsidiaries, terminated. Furthermore, the financial covenants regarding the present value of the cash flows of our oil and gas reserves under our Senior Secured Credit Facility no longer exist.
Convertible Debentures
     The convertible debentures are contingently convertible into shares of Quicksilver common stock at a rate of 65.4418 shares for each $1,000 debenture, subject to adjustment. Upon conversion, we have the option to deliver any combination of Quicksilver common stock and cash. Should all debentures be converted to Quicksilver common stock, an additional 9,816,270 shares would become outstanding; however, as of July 1, 2009, the debentures were not convertible.
     On January 1, 2009, Quicksilver adopted FSP APB 14-1 as described in Note 1. The fair value of the equity component of our convertible debentures at the time of issuance was determined to be $26.8 million, net of deferred tax liabilities based upon an interest rate of 6.75%. The remaining unamortized discount on the debentures at June 30, 2009 was $17.4 million and $20.8 million at December 31, 2008, resulting in a carrying value of $132.6 million and $129.2 million at June 30, 2009 and December 31, 2008, respectively. The remaining discount will be amortized through October 2011.
     For the six months ended June 30, 2009 and 2008, interest expense on our convertible debentures, recognized at an effective interest rate of 6.75%, was $4.8 million and $4.6 million, respectively, including contractual interest of $1.4 million for each period. As of June 30, 2009, the carrying value of the $150 million convertible debentures was $132.6 million. The carrying value will be accreted to face value through October 2011.

KGS Credit Agreement
     At June 30, 2009, KGS’ borrowing capacity remained at the December 31, 2008 amount of $235 million, with approximately $39 million of available capacity.
Summary of All Outstanding Debt
     For a more complete description of our long-term debt, see Note 14, Long-Term Debt, to the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended. The following table summarizes significant aspects of our long-term debt:

	Priority on Collateral and Structural Seniority(6)					Recourse only to
	Highest priority	Equal priority			Lowest priority	KGS assets
	Senior Secured	2015	2016	Senior	Convertible	KGS Credit
	Credit Facility(5)	Senior Notes	Senior Notes	Subordinated Notes	Debentures	Agreement
Maturity date	February 9, 2012	June 27, 2015	January 1, 2016	March 16, 2016	November 1, 2024	August 10, 2012
Interest rate at June 30, 2009 (1)	3.44%	8.25%	11.75%	7.125%	1.875%	1.82%
Base interest rate options (4)	LIBOR, ABR or specified (5)	N/A	N/A	N/A	N/A	LIBOR, ABR or
specified

Financial covenants for 2009 (3)	- Minimum current ratio of 1.0	N/A	N/A	N/A	N/A	- Maximum debt to EBITDA ratio of 4.5

	- Minimum EBITDA to interest					- Minimum EBITDA to interest expense
	expense ratio of 2.5					ratio of 2.5

Significant non-financial	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	N/A	- Incurrence of debt
covenants (3)	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens		- Incurrence of liens
	- Payment of dividends	- Payment of dividends	- Payment of dividends	- Payment of dividends		- Equity purchases
	- Equity purchases	- Equity purchases	- Equity purchases	- Equity purchases		- Asset sales
	- Asset sales	- Asset sales	- Asset sales	- Asset sales		- Limitations on
	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions		derivatives
- Limitations on derivatives
Estimated fair	$769.6 million	$420.4 million	$615.0 million	$271.2 million	$140.2 million	$195.9 million
value (2)

(1)	Represents the weighted average borrowing rate payable to lenders and excludes interest rate derivatives

(2)	The estimated fair value is determined based on market quotations on the balance sheet date for fixed rate obligations. We consider debt with market-based interest rates to have a fair value equal to its carrying value.

(3)	The covenant information presented in this table is qualified in all respects by reference to the full text of the covenants and related definitions contained in the documents governing the various components of our debt

(4)	Interest rate options include a base rate plus a spread

(5)	The Senior Secured Credit Facility was amended to add a floor to ABR of one-month LIBOR plus 1%, increase the ABR margin to a range of 1.375% to 2.375% and increase the Eurodollar and specified rate margins to a range of 2.25% to 3.25% after the redetermination in April 2009

(6)	Only the Senior Secured Credit Facility features collateralization of assets. Other debt is presented based upon structural seniority.

8. ASSET RETIREMENT OBLIGATIONS
     The following table provides information about our estimated asset retirement obligations for the six months ended June 30, 2009.

(In thousands)
Beginning asset retirement obligations	$35,193
Incremental liability incurred	4,852
Accretion expense	1,138
Change in estimates	157
Sale of properties	(380)
Asset retirement costs incurred	(141)
Gain on settlement of liability	208
Currency translation adjustment	889

Ending asset retirement obligations	41,916
Less current portion	(440)

Long-term asset retirement obligations	$41,476

9. INCOME TAXES
     Our unrecognized tax benefits remain at $9.3 million and we do not anticipate the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We have not recognized any unrecognized tax benefits for state taxes.
     During March 2009, we filed the U.S. federal income tax return for 2008 reporting a taxable loss for the year. We also filed a net operating loss carryback from 2008 to 2007 to claim a federal tax refund of $41.1 million. We received the refund in April 2009.
10. COMMITMENTS AND CONTINGENCIES
     For a more complete description of our commitments and contingencies see Note 17, Commitments and Contingencies, to the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended.
     On June 25, 2009, the appellate court in the CMS litigation reversed the original district court judgment. Pursuant to a settlement agreement, we paid CMS $5 million during July 2009, which we accrued during the quarter ended June 30, 2009.
Commitments
     In connection with the Eni Transaction, we entered into the Gas Purchase Commitment. Note 2 contains further information regarding this commitment.
     We had approximately $9.6 million of surety bonds outstanding at June 30, 2009 to fulfill contractual, legal or regulatory requirements. All surety bonds have an annual renewal option. In addition, we had commitments outstanding of approximately $22.4 million related to our 2009 capital program as of June 30, 2009.
11. STOCK-BASED COMPENSATION
     On May 20, 2009, stockholders approved an amendment to the 2006 Equity Plan which increased the number of shares available for issuance to 15 million. Note 20, Stockholders’ Equity, in the consolidated financial statements in our 2008 Annual Report on Form 10-K, as amended, contains additional information about our equity-based compensation plans.
Quicksilver Stock Options
     Options to purchase shares of common stock were granted in 2009 with an estimated fair value of $8.7 million. We recognized expense of $2.3 million for stock options in the first six months of 2009. At June 30, 2009, we had unearned compensation cost of $9.5 million remaining, which will be recognized in expense through January 2011.

     We estimated the fair value of stock options granted in 2009 on the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Stock
Options
Issued
Wtd avg grant date fair value	$6.21
Wtd avg grant date	Jan 2, 2009
Wtd avg risk-free interest rate	1.90%
Expected life (in years)	6.0
Wtd avg volatility	56.8%
Expected dividends	—
     The following table summarizes stock option activity during the six months ended June 30, 2009:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2008	1,103,336	$14.20
Granted	2,605,699	6.21
Exercised	(14,583)	5.51
Cancelled	(58,766)	9.14

Outstanding at June 30, 2009	3,635,686	$8.59	7.6	$10,114

Exercisable at June 30, 2009	917,279	$9.71	2.2	$2,419

Vested at June 30, 2009 or expected to vest in the future	3,417,569	$7.18

     Cash received from the exercise of stock options was $0.1 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.
Quicksilver Restricted Stock and Restricted Stock Units
     The following table summarizes information regarding our restricted stock and RSU activity:

	Payable in stock		Payable in cash
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Shares	Fair Value	Stock Units	Fair Value
Outstanding at December 31, 2008	1,336,111	$24.01	—	$—
Granted	2,264,679	6.23	339,835	6.22
Vested	(616,667)	23.13	—	—
Cancelled	(126,064)	14.99	(5,120)	6.21

Outstanding at June 30, 2009	2,858,059	$10.51	334,715	$6.22

     At January 1, 2009, we had total unvested compensation cost of $17.6 million. During the first six months of 2009, we recognized expense of $8.6 million including adjustments for remeasuring the cash settled awards to their revised fair value. Grants of restricted stock and RSUs during the six months ended June 30, 2009, had an estimated grant date fair value of $16.2 million which will be recognized as expense over the vesting period. Unrecognized compensation cost remaining at June 30, 2009 for restricted stock and RSUs settled in stock was $23.6 million, which will be recognized through January 2011. The fair value of RSUs settled in cash was $3.1 million at June 30, 2009. The total fair value of restricted shares and RSUs vested during the six months ended June 30, 2009 was $3.9 million.

KGS Phantom Units
     The following table summarizes information regarding KGS phantom unit activity:

	Payable in units		Payable in cash
		Wtd Avg `		Wtd Avg
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value
Outstanding at December 31, 2008	139,918	$25.15	60,319	$21.63
Granted	405,428	10.06	920	13.40
Vested	(49,789)	25.25	(1,150)	13.76
Cancelled	(8,284)	17.03	(5,973)	21.36

Outstanding at June 30, 2009	487,273	$12.72	54,116	$21.68

     At January 1, 2009, KGS had total unrecognized compensation cost of $2.3 million related to unvested phantom unit awards. KGS recognized compensation expense of approximately $1.3 million during the six months ended June 30, 2009, including $0.2 million related to Quicksilver equity grants issued to employees seconded to KGS. KGS has unearned compensation expense of $3.5 million at June 30, 2009 that will be recognized in expense through January 2011. Phantom units that vested during the six months ended June 30, 2009 had a fair value of $1.3 million on their vesting date.
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Note 21 to our 2008 Annual Report on Form 10-K, as amended, contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries.
     The following condensed consolidating financial information includes information about the Company and our restricted subsidiaries:

	June 30, 2009
			Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$391,373	$353	$79,189	$(130,227)	$340,688	$3,058	$(16,791)	$326,955
Property and equipment	1,859,137	53,116	428,077	—	2,340,330	507,462	—	2,847,792
Investment in subsidiaries (equity method)	479,094	79,556	—	(320,676)	237,974	—	(79,556)	158,418
Other assets	285,281	133,443	1,818	—	420,542	1,731	(186,260)	236,013

Total assets	$3,014,885	$266,468	$509,084	$(450,903)	$3,339,534	$512,251	$(282,607)	$3,569,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$293,214	$129,887	$27,236	$(130,227)	$320,110	$15,422	$(16,791)	$318,741
Long-term liabilities	2,095,623	3,704	294,049	—	2,393,376	391,638	(186,260)	2,598,754
Stockholders’ equity	626,048	132,877	187,799	(320,676)	626,048	79,556	(79,556)	626,048
Noncontrolling interests	—	—	—	—	—	25,635	—	25,635

Total liabilities and stockholders’ equity	$3,014,885	$266,468	$509,084	$(450,903)	$3,339,534	$512,251	$(282,607)	$3,569,178

	December 31, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets	$424,862	$163	$102,384	$(123,071)	$404,338	$2,613	$(13,615)	$393,336
Property and equipment	2,756,915	1,774	550,906	—	3,309,595	488,120	—	3,797,715
Investment in subsidiaries (equity method)	513,706	79,316	—	(363,203)	229,819	—	(79,316)	150,503
Other assets	206,099	123,298	910	—	330,307	1,916	(175,569)	156,654

Total assets	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$357,077	$122,677	$44,907	$(123,071)	$401,590	$30,524	$(13,615)	$418,499
Long-term liabilities	2,359,679	—	327,964	—	2,687,643	356,072	(175,569)	2,868,146
Stockholders’ equity	1,184,826	81,874	281,329	(363,203)	1,184,826	79,316	(79,316)	1,184,826
Noncontrolling interests	—	—	—		—	26,737	—	26,737

Total liabilities and stockholders’ equity	$3,901,582	$204,551	$654,200	$(486,274)	$4,274,059	$492,649	$(268,500)	$4,498,208

	For the Three Months Ended June 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$157,137	$668	$47,324	$(561)	$204,568	$23,981	$(22,508)	$206,041
Operating expenses	112,009	2,073	90,946	(561)	204,467	13,509	(22,508)	195,468
Equity in net earnings of subsidiaries	(31,183)	6,099	—	31,183	6,099	—	(6,099)	—

Operating income (loss)	13,945	4,694	(43,622)	31,183	6,200	10,472	(6,099)	10,573
Income from earnings of BBEP	19,016	—	—	—	19,016	—	—	19,016

Interest expense and other	(64,606)	1,192	(2,709)	—	(66,123)	(2,813)	—	(68,936)
Income tax (expense) benefit	9,883	(2,060)	11,322	—	19,145	(248)	—	18,897

Net income (loss)	$(21,762)	$3,826	$(35,009)	$31,183	$(21,762)	$7,411	$(6,099)	$(20,450)
Net income attributable to noncontrolling interests	—	—	—	—	—	(1,312)	—	(1,312)

Net income (loss) attributable to Quicksilver	$(21,762)	$3,826	$(35,009)	$31,183	$(21,762)	$6,099	$(6,099)	$(21,762)

	For the Three Months Ended June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$148,984	$—	$45,503	$—	$194,487	$18,205	$(14,791)	$197,901
Operating expenses	72,827	514	22,107	—	95,448	10,141	(14,791)	90,798
Equity in net earnings of subsidiaries	18,555	4,618	—	(18,555)	4,618	—	(4,618)	—

Operating income	94,712	4,104	23,396	(18,555)	103,657	8,064	(4,618)	107,103
Loss from earnings of BBEP	(10,269)	—	—	—	(10,269)	—	—	(10,269)
Interest expense and other	(11,604)	1,494	(3,996)	—	(14,106)	(2,420)	—	(16,526)
Income tax (expense) benefit	(21,504)	(1,959)	(4,484)	—	(27,947)	(38)	—	(27,985)

Net income	$51,335	$3,639	$14,916	$(18,555)	$51,335	$5,606	$(4,618)	$52,323

Net income attributable to noncontrolling interests	—	—	—	—	—	(988)	—	(988)

Net income attributable to Quicksilver	$51,335	$3,639	$14,916	$(18,555)	$51,335	$4,618	$(4,618)	$51,335

	For the Six Months Ended June 30, 2009
			Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Revenues	$294,996	$700	$93,138	$(485)	$388,349	$48,695	$(45,071)	$391,973
Operating expenses	1,004,499	2,357	219,839	(485)	1,226,210	25,953	(45,071)	1,207,092
Equity in net earnings of subsidiaries	(88,798)	13,864	—	88,798	13,864	—	(13,864)	—

Operating income (loss)	(798,301)	12,207	(126,701)	88,798	(823,997)	22,742	(13,864)	(815,119)
Income from earnings of BBEP	19,016	—	—	—	19,016	—	—	19,016
Interest expense and other	(101,157)	2,575	(4,109)	—	(102,691)	(5,685)	—	(108,376)
Income tax (expense) benefit	289,701	(5,174)	32,404	—	316,931	(211)	—	316,720

Net income (loss)	$(590,741)	$9,608	$(98,406)	$88,798	$(590,741)	$16,846	$(13,864)	$(587,759)
Net income attributable to noncontrolling interests	—	—	—	—	—	(2,982)	—	(2,982)

Net income (loss) attributable to Quicksilver	$(590,741)	$9,608	$(98,406)	$88,798	$(590,741)	$13,864	$(13,864)	$(590,741)

	For the Six Months Ended June 30, 2008
			Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$265,873	$—	$83,971	$—	$349,844	$33,390	$(27,716)	$355,518
Operating expenses	139,786	1,013	44,545	—	185,344	20,064	(27,716)	177,692
Equity in net earnings of subsidiaries	29,618	6,994	—	(29,618)	6,994	—	(6,994)	—

Operating income	155,705	5,981	39,426	(29,618)	171,494	13,326	(6,994)	177,826
Loss from earnings of BBEP	(4,050)	—	—	—	(4,050)	—	—	(4,050)
Interest expense and other	(18,653)	2,927	(7,916)	—	(23,642)	(4,833)	—	(28,475)
Income tax (expense) benefit	(40,533)	(3,118)	(7,682)	—	(51,333)	(3)	—	(51,336)

Net income	$92,469	$5,790	$23,828	$(29,618)	$92,469	$8,490	$(6,994)	$93,965
Net income attributable to noncontrolling interests	—	—	—	—	—	(1,496)	—	(1,496)

Net income attributable to Quicksilver	$92,469	$5,790	$23,828	$(29,618)	$92,469	$6,994	$(6,994)	$92,469

	For the Six Months Ended June 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Net cash flow provided by operating activities	$184,456	$20,495	$85,310	$—	$290,261	$33,286	$(13,269)	$310,278
Purchases of property, plant and equipment	(316,015)	(20,495)	(68,894)	—	(405,404)	(35,780)	—	(441,184)
Return of investment from BBEP	—	—	—	—	—	—	—	—
Proceeds from sales of properties, plant and equipment	232,720	—	768	—	233,488	—	—	233,488

Net cash flow used for investing activities	(83,295)	(20,495)	(68,126)	—	(171,916)	(35,780)	—	(207,696)
Issuance of debt	946,302	—	42,948	—	989,250	31,500	—	1,020,750
Repayments of debt	(1,073,605)	—	(59,926)	—	(1,133,531)	(10,500)	—	(1,144,031)
Debt issuance costs	(21,677)	—	(1,125)	—	(22,802)	—	—	(22,802)
Gas Purchase Commitment assumed	46,628	—	—	—	46,628	—	—	46,628
Distributions to parent	—	—	—	—	—	(13,269)	13,269	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,896)	—	(4,896)
Proceeds from exercise of stock options	80	—	—	—	80	—	—	80
Purchase of treasury stock	(627)	—	—	—	(627)	—	—	(627)
Other	63	—	—	—	63	(63)	—	—

Net cash flow provided by (used for) financing activities	(102,836)	—	(18,103)	—	(120,939)	2,772	13,269	(104,898)
Effect of exchange rates on cash	—	—	125	—	125	—	—	125

Net decrease in cash and equivalents	(1,675)	—	(794)	—	(2,469)	278	—	(2,191)
Cash and equivalents at beginning of period	1,679	—	866	—	2,545	303	—	2,848

Cash and equivalents at end of period	$4	$—	$72	$—	$76	$581	$—	$657

	For the Six Months Ended June 30, 2008
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Net cash flow provided by operations	$(14,468)	$2,282	$135,589	$—	$123,403	$24,080	$(10,872)	$136,611
Purchases of property, plant and equipment	(489,605)	(2,282)	(99,137)	—	(591,024)	(59,434)	—	(650,458)
Return of investment from BBEP	20,334	—	—	—	20,334	—	—	20,334
Proceeds from sales of properties, plant and equipment	550	—	598	—	1,148	—	(550)	598

Net cash flow used for investing activities	(468,721)	(2,282)	(98,539)	—	(569,542)	(59,434)	(550)	(629,526)
Issuance of debt	876,611	—	103,377	—	979,988	50,300	—	1,030,288
Repayments of debt	(408,032)	—	(139,534)	—	(547,566)	—	—	(547,566)
Debt issuance costs	(10,837)	—	—	—	(10,837)	—	—	(10,837)
Payments to parent	—	—	—	—	—	(550)	550	—
Distributions to parent	—	—	—	—	—	(10,872)	10,872	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,042)	—	(4,042)
Proceeds from exercise of stock options	1,082	—	—	—	1,082	—	—	1,082
Purchase of treasury stock	(2,354)	—	—	—	(2,354)	—	—	(2,354)

Net cash flow provided by (used for) financing activities	456,470	—	(36,157)	—	420,313	34,836	11,422	466,571
Effect of exchange rates on cash	(70)	—	517	—	447	—	—	447

Net decrease in cash and equivalents	(26,789)	—	1,410	—	(25,379)	(518)	—	(25,897)
Cash and equivalents at beginning of period	27,012	—	89	—	27,101	1,125	—	28,226

Cash and equivalents at end of period	$223	$—	$1,499	$—	$1,722	$607	$—	$2,329

13. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid (received) for interest and income taxes is as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Interest	$85,772	$28,084
Income taxes	(41,265)	48,546
     Other non-cash transactions include:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Working capital related to acquisition of property, plant and equipment	$111,868	$173,928

14. RELATED-PARTY TRANSACTIONS
     As of June 30, 2009, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Thomas F. Darden, Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
     Quicksilver and its associated entities paid $0.4 million and $1.1 million in the first six months of 2009 and 2008, respectively, for rent on buildings owned by entities affiliated with Mercury. Rental rates have been determined based on comparable rates charged by third parties.
     We paid $0.2 million and $0.3 million during the first six months of 2009 and 2008, respectively, for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates are determined based on comparable rates charged by third parties.

     We paid $0.2 million in the first six months of 2009 for delay rentals under leases for over 5,000 acres held by a related party entity. The lease terms were determined based on comparable prices and terms granted to third parties with respect to similar leases in the area.
     Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services during the first six months of both 2009 and 2008 totaled $0.2 million and $0.1 million, respectively.
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

	Exploration & Production		Processing &	Corporate		Quicksilver
	United States	Canada	Gathering	and Other	Elimination	Consolidated
	(in thousands)
For the Three Months Ended June 30, :
2009
Revenues	$152,051	$47,209	$24,386	$5,217	$(22,822)	$206,041
Depletion, depreciation and accretion	34,490	9,671	6,323	482	—	50,966
Operating income	70,725	(42,765)	11,084	(28,471)	—	10,573
Property and equipment costs incurred	90,422	13,738	30,383	1,130	—	135,673

2008
Revenues	$148,775	$45,714	$18,204	$—	$(14,792)	$197,901
Depletion, depreciation and accretion	23,010	11,584	3,609	717	—	38,920
Operating income	90,166	24,105	7,508	(14,676)	—	107,103
Property and equipment costs incurred	242,581	10,831	52,375	193	—	305,980

	Exploration & Production		Processing &	Corporate		Quicksilver
	United States	Canada	Gathering	and Other	Elimination	Consolidated
	(in thousands)
For the Six Months Ended June 30, :
2009
Revenues	$289,779	$93,138	$49,394	$5,217	$(45,555)	$391,973
Depletion, depreciation and accretion	78,381	19,964	11,509	808	—	110,662
Operating income	(669,154)	(124,841)	24,819	(45,943)	—	(815,119)
Property and equipment costs incurred	228,053	56,516	48,280	1,656	—	334,505

2008
Revenues	$265,506	$84,340	$33,389	$—	$(27,717)	$355,518
Depletion, depreciation and accretion	43,099	23,015	6,884	981	—	73,979
Operating income	153,117	40,935	12,313	(28,539)	—	177,826
Property and equipment costs incurred	454,587	87,274	106,805	554	—	649,220

Property, Plant and Equipment-net
June 30, 2009	$1,847,188	$428,077	$560,578	$11,949	$—	$2,847,792
December 31, 2008	2,723,103	550,413	519,447	4,752	—	3,797,715

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE OVERVIEW
     We are an independent energy company engaged primarily in exploration, development and production of unconventional natural gas onshore in North America. We own producing oil and natural gas properties in the United States, principally in Texas, and in Alberta, Canada, where we had total estimated aggregate proved reserves of approximately 2.2 Tcfe at December 31, 2008. We also have properties in the Horn River Basin of Northeast British Columbia and the Delaware Basin of West Texas where we are exploring for additional reserves, but have recognized no proved reserves. In addition, we own approximately 73% of KGS, a publicly traded midstream master limited partnership controlled and consolidated by us, and we own approximately 41% of the limited partner units of BBEP, a publicly traded oil and natural gas exploration and production master limited partnership, which we account for using the equity method.
2009 HIGHLIGHTS
Eni Transaction
     On June 19, 2009, we completed the Eni Transaction whereby we entered into a strategic alliance with Eni and sold 27.5% of our Alliance Leasehold interests previously acquired in the Alliance Transaction. The sales price for the Eni Transaction was $280 million in cash, subject to normal post-closing adjustments. We used the proceeds from the transaction to repay a portion of the Senior Secured Second Lien Facility. Note 2 in the condensed consolidated financial statements contains further information regarding the Eni Transaction.
Long-Term Debt
     On April 20, 2009, our bank group affirmed the borrowing base on our Senior Secured Credit Facility at $1.2 billion. The borrowing base is subject to annual and certain other redeterminations. The next redetermination is expected on or about November 1, 2009, and will be based on then current reserve estimates. The credit facility provides us an option to increase the commitment to $1.45 billion with consent of the lenders. We can also extend the facility, which matures on February 9, 2012, up to two additional years with lender approval. Upon completion of the Eni Transactions, the borrowing base under the Senior Secured Credit Facility was reduced by $75 million to $1.125 billion. Note 7 to the condensed consolidated financial statements contains additional information about our long-term debt.
     On June 25, 2009, we issued Senior Notes due 2016 with a principal amount of $600 million for proceeds of $580.3 million. The notes bear interest at the rate of 11.75% to yield 12.50% at issuance after consideration of the original issue discount. The proceeds of these notes, in addition to proceeds from the Eni Transaction, were used to repay the remaining indebtedness under our Senior Secured Second Lien Credit Facility and to make repayments under the Senior Secured Credit Facility.
Increase in Production
     Daily production increased 48% during the six months ended June 30, 2009 from the corresponding period in 2008. The production increase is discussed further in Results of Operations below.
Update on Horn River Basin
     During the first half of 2009, we spent $37.4 million for exploration and facilities in the Horn River Basin where we have drilled and cased two wells, neither of which has undergone completion activities. Our capital expenditures include costs related to infrastructure development, such as construction of roads and production laterals.

     Also, we have entered into a nine-year agreement with a third party that began in May 2009 for the firm transportation of natural gas out of the Horn River Basin with initial volumes of 3 MMcfd and increasing to 100 MMcfd in May 2013. We expect that one of the wells drilled will be completed and commence production during the third quarter of 2009 with the second well following during the late fourth quarter of 2009 or early first quarter of 2010. Until production from these wells commences, we have been minimizing our firm transportation exposure by releasing capacity to other producers.
BBEP Update
     In April 2009, BBEP announced that it was suspending its distributions to remain in compliance with certain provisions of its credit facility and to redirect cash flow to reduce its debt. BBEP management stated that the future resumption of distributions may be at levels below the recent distribution rate, but it cannot forecast or predict when distributions will resume. In February 2009, we received a quarterly distribution of $11.1 million for the quarter ended December 31, 2008.
OUTLOOK FOR REMAINDER OF 2009
     Commodity prices, drilling and well completion costs and access to capital and services are the most significant drivers of our business. As of the date of this report, the credit markets remain tight and natural gas prices, both in the near-term and intermediate future, remain at low levels due to the global recession and the level of natural gas supply relative to its demand. As a result, we continue to focus on ways to minimize our 2009 capital program. We currently expect that the 2009 capital program will total approximately $550 million. Our focus remains on the continued development of our properties in Texas and exploration in the Horn River Basin. For the remainder of 2009, we expect to spend approximately $151 million for exploration and development activities, approximately $64 million for midstream facilities (including approximately $19 million to be funded directly by KGS) and approximately $1 million for other property and equipment. On a regional basis, approximately $185 million is forecasted in Texas to drill approximately 44 net wells on operated properties, to complete and tie-in approximately 26 of those net wells and to further develop our midstream infrastructure. Canadian spending for the second half of 2009 is forecasted to be approximately $19 million chiefly to explore the Horn River Basin and, to a lesser extent, limit decreases to current production levels. The remaining capital budget is spread among our other operating areas.
     Our planned drilling program described above is dynamic and there are a number of factors that could impact our decision to invest capital. Commodity prices, well costs and program performance are a few factors that individually or in combination could change the scale or relative allocation of our remaining capital program for 2009.
RESULTS OF OPERATIONS — Three Months Ended June 30, 2009 and 2008
     The following discussion compares the results of operations for the three months ended June 30, 2009 and 2008, or the 2009 quarter and 2008 quarter, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2009	2008	2009	2008	2009	2008	2009	2008
				(In millions)
Texas	$52.1	$96.7	$32.7	$61.5	$3.9	$10.3	$88.7	$168.5
Other U.S.	0.1	0.1	—	0.3	2.0	4.7	2.1	5.1
Hedging	61.2	(16.1)	—	(4.9)	—	(3.8)	61.2	(24.8)

Total U.S.	113.4	80.7	32.7	56.9	5.9	11.2	152.0	148.8
Canada	20.3	56.1	—	—	—	—	20.3	56.1
Hedging	27.0	(6.8)	—	—	—	—	27.0	(6.8)

Total Canada	47.3	49.3	—	—	—	—	47.3	49.3

Total Company	$160.7	$130.0	$32.7	$56.9	$5.9	$11.2	$199.3	$198.1

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2009	2008	2009	2008	2009	2008	2009	2008
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	169.0	95.8	14,818	11,449	805	950	262.7	170.2
Other U.S.	0.3	0.2	15	35	428	443	3.0	3.1

Total U.S.	169.3	96.0	14,833	11,484	1,233	1,393	265.7	173.3
Canada	65.5	62.5	4	—	5	—	65.6	62.5

Total Company	234.8	158.5	14,837	11,484	1,238	1,393	331.3	235.8

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2009	2008	2009	2008	2009	2008	2009	2008
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$3.39	$11.10	$24.20	$59.02	$53.45	$119.36	$3.71	$10.88
Other U.S.	3.00	5.29	34.49	85.95	50.68	115.48	7.83	18.09
Hedging — U.S.	3.97	(1.84)	—	(4.65)	—	(29.88)	2.53	(1.57)
Total U.S.	7.36	9.24	24.22	54.45	52.48	88.25	6.29	9.44
Canada	3.40	9.87	52.00	—	45.01	—	3.40	9.87
Hedging — Canada	4.53	(1.21)	—	—	—	—	4.53	(1.21)
Total Canada	7.93	8.66	52.00	—	45.01	—	7.93	8.66

Total Company	$7.52	$9.02	$24.22	$54.45	$52.48	$88.25	$6.61	$9.23
The following table summarizes the changes in our production revenues during the 2009 quarter compared with the 2008 quarter:

	Natural
	Gas	NGL	Oil	Total
		(In thousands)
Revenue for the quarter ended June 30, 2008	$130,061	$56,899	$11,187	$198,147
Volume changes	62,557	16,615	(1,244)	77,928
Price changes	(31,917)	(40,813)	(4,030)	(76,760)

Revenue for the quarter ended June 30, 2009	$160,701	$32,701	$5,913	$199,315

     Natural gas revenue increased as a result of a 76.3 MMcfd increase in production partially offset by a decrease in realized prices for the 2009 quarter as compared to the 2008 quarter. The increase in U.S. natural gas volumes is due to wells purchased or placed into service in the Fort Worth Basin subsequent to June 30, 2008. These increases were partially offset by natural production declines from existing Fort Worth Basin wells. Canadian natural gas production increased 3.0 MMcfd as production from new wells placed into service subsequent to June 30, 2008 was almost entirely offset by natural declines of production from existing wells.
     The decrease in NGL revenue was due to a $30.23 per barrel decrease in realized prices for the 2009 quarter compared to the 2008 quarter. Partially offsetting the price decrease was a production increase from the Fort Worth Basin due to new wells placed into production subsequent to the second quarter of 2008 and the improved NGL recoveries from the Corvette Plant, which was placed into service by KGS during the first quarter of 2009.
     Oil revenue for the 2009 quarter decreased due to a $35.77 per barrel decrease in realized prices for the 2009 second quarter as compared to the 2008 quarter. A 155 Bbld decrease in production for the 2009 quarter further contributed to the decrease in oil revenue.
     We expect our average production for the third quarter of 2009 to range from 310 MMcfed to 320 MMcfed.

Other Revenue
     Other revenue of $1.5 million for the 2009 quarter increased $1.8 million from the 2008 quarter primarily because of a $3.8 million decrease in losses from hedge ineffectiveness for the 2009 quarter as compared to the 2008 quarter. The loss in the 2008 quarter resulted from partial ineffectiveness of derivatives hedging our Canadian production. Partially offsetting that increase was a $1.7 million decrease in KGS third-party processing and transportation revenue for the 2009 quarter as compared to the 2008 quarter.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Sales of purchased natural gas	$5,217	$—

Costs of purchased natural gas sold	(4,764)	—

Loss on valuation of gas purchase commitment	(3,818)	—

Costs of purchased natural gas	(8,582)	—

Net sales and purchases of natural gas	$(3,365)	$—

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas, including the Gas Purchase Commitment which is more fully described in Note 2 in the condensed consolidated financial statements
Oil and Gas Production Expense

	Three Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Texas
Cash expense	$20,747	$0.87	$21,823	$1.41
Equity compensation	212	0.01	310	0.02

	$20,959	$0.88	$22,133	$1.43
Other U.S.
Cash expense	$1,449	$5.38	$1,747	$6.16
Equity compensation	46	0.17	42	0.15

	$1,495	$5.55	$1,789	$6.31
Total U.S.
Cash expense	$22,196	$0.92	$23,570	$1.50
Equity compensation	258	0.01	352	0.02

	$22,454	$0.93	$23,922	$1.52
Canada
Cash expense	$8,729	$1.46	$8,840	$1.55
Equity compensation	520	0.09	257	0.05

	$9,249	$1.55	$9,097	$1.60
Total Company
Cash expense	$30,925	$1.02	$32,410	$1.51
Equity compensation	778	0.03	609	0.03

	$31,703	$1.05	$33,019	$1.54

     U.S. production expense decreased $1.5 million because of cost containment efforts in the Fort Worth Basin during the 2009 quarter when compared to the 2008 quarter despite higher production levels. Our daily production from the Fort Worth Basin increased approximately 56% while production expense decreased $1.2 million when comparing the 2009 quarter to the 2008 quarter.

     Fort Worth Basin production expense per Mcfe for the 2009 quarter decreased 38% from the 2008 quarter. Second quarter 2009 Fort Worth Basin production expense of $0.88 per Mcfe also reflected a 19% decrease from $1.08 per Mcfe for the fourth quarter of 2008 and a 7% decrease from the $0.95 per Mcfe for the first quarter of 2009. These decreases resulted from ongoing stringent efforts to contain costs through vendor bidding processes, bulk purchasing and additional automation of well operations.
     Canadian production expense for the 2009 quarter was almost unchanged while decreasing $0.05 per Mcfe from the 2008 quarter. Decreases in Canadian production expense were primarily the result of changes in U.S.-Canadian exchanges rates for the 2009 quarter when compared to the 2008 quarter. Canadian production expense on a Canadian dollar basis increased approximately C$0.9 million or 10%.
Production and Ad Valorem Taxes

	Three Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Production and ad valorem taxes
U.S.	$7,029	$0.29	$2,153	$0.14
Canada	412	0.07	928	0.16

Total production and ad valorem taxes	$7,441	$0.25	$3,081	$0.14

     Ad valorem taxes in the Fort Worth Basin increased approximately $4.5 million from the 2008 quarter to the 2009 quarter as a result of the addition of wells and midstream facilities placed into service over the past twelve months.
Other Operating Costs
     The $1.4 million increase from the 2008 quarter to the 2009 quarter is primarily the result of additional KGS operating expenses associated with the operation of its Corvette Plant that began operations late in the first quarter of 2009. These KGS expenses are associated with its third-party gathering and processing revenues.
Depletion, Depreciation and Accretion

	Three Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Depletion
U.S.	$32,809	$1.36	$22,239	$1.41
Canada	8,406	1.41	10,341	1.82

Total depletion	41,215	1.37	32,580	1.52
Depreciation of other fixed assets
U.S.	$8,208	$0.34	$4,943	$0.31
Canada	994	0.17	1,027	0.18

Total depreciation	9,202	0.31	5,970	0.27
Accretion	549	0.02	370	0.02

Total depletion, depreciation and accretion	$50,966	$1.69	$38,920	$1.81

     Higher depletion for the 2009 quarter when compared with the 2008 quarter was due to increased production. Our U.S. depletion expense increased due primarily to a 53% increase in U.S. sales volumes that was partially offset by a decrease in the U.S. depletion rate. The lower depletion rate for our Canadian properties resulted in a $1.9 million decrease in depletion expense for the 2009 second quarter as compared to the 2008 second quarter inclusive of decreases of $1.2 million resulting from changes in U.S.-Canadian exchange rates. The $3.3 million increase in U.S. depreciation for the 2009 quarter as compared to the 2008 quarter was primarily associated with additions of Fort Worth Basin field compression and the KGS gathering system in addition to KGS’ Corvette Plant that was placed into service in the first quarter of 2009.
Impairment of Oil and Gas Properties
     We recognized a second quarter non-cash pre-tax charge of $70.6 million ($53.1 million after tax) for impairment of our Canadian oil and gas properties in June 2009. The impairment charge primarily resulted from reductions in the expected capital during the remainder of 2009 and in 2010 for our Canadian oil and gas properties. Additionally, the Canadian AECO benchmark natural gas prices at June 30, 2009 decreased $0.05 per Mcf from March 31, 2009. As required under full cost accounting rules, we performed a ceiling test by comparing the book value of our oil and gas properties, net of related deferred tax liability and asset retirement obligations, to the period-end ceiling limitation, which is the after-tax value of the future net cash flows from proved oil and gas reserves, including the effect of hedges. As also required under full cost accounting rules prescribed by the SEC, the ceiling amount was based upon period-end prices and costs held constant into the future, discounted at 10% per year. Note 6 to our condensed consolidated financial statements contains additional information about the ceiling test calculation.
General and Administrative Expense

	Three Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
General and administrative expense
Litigation settlement	$5,000	$0.17	$—	$—
Other cash expense	14,849	0.49	12,204	0.57
Equity compensation	4,540	0.15	3,178	0.15

Total general and administrative expense	$24,389	$0.81	$15,382	$0.72

     Expenses for legal and accounting fees increased general and administrative expense by approximately $8.0 million for the 2009 quarter as compared to the 2008 quarter. The increase included $5.0 million for final settlement of the CMS Litigation, approximately $0.8 million for the Eni Transaction while the remaining $2.2 million increase was related to our litigation with BBEP and various other corporate matters. Vesting of stock-based compensation also increased $1.4 million for the 2009 quarter.
BBEP-Related Income
     During the second quarter of 2009, we recognized $19.0 million for equity earnings from our investment in BBEP based upon their reported earnings for the quarter ended March 31, 2009 as compared to a loss of $10.3 million that we recognized for the comparable prior year quarter. A portion of the increase in equity earnings is the result of an increase in our proportionate ownership of BBEP from 32% to 41% as a result of BBEP’s purchase and retirement of units in June 2008, while the remaining increase is primarily from large unrealized gains from its derivative instruments. BBEP continues to experience significant volatility in its net earnings due to changes in value of its derivative instruments for which it does not employ hedge accounting.
     Note 5 to the condensed consolidated financial statements contains additional information regarding our investment in BBEP.
Interest Expense

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Interest costs	$37,924	$15,694
Add:
Non-cash interest (1)	4,587	2,312
Loss on early debt extinguishment	27,122	—
Less: Interest capitalized	(1,552)	(1,908)

Interest expense	$68,081	$16,098

(1)	Amortization of deferred financing costs and original issue discount

     Interest costs for the 2009 quarter were higher than the 2008 quarter primarily because of higher outstanding debt balances, which included the issuance of our Senior Notes Due 2015 in June 2008 and our Senior Secured Second Lien Facility in August of 2008, as well as additional borrowings outstanding under our Senior Secured Credit Facility. We also recognized $27.2 million of expense associated with the remainder of the original issue discount and deferred financing costs upon early repayment of our Senior Secured Second Lien Facility in June 2009.
Income Tax Expense

	Three Months Ended June 30,
	2009	2008
Income tax (benefit) expense (in thousands)	$(18,897)	$27,985
Effective tax rate	48.0%	34.8%
     Our provision for income taxes for the 2009 quarter decreased from the 2008 quarter due to lower operating income and additional interest expense for the 2009 quarter as compared to the 2008 quarter. The effective tax rate for the 2009 quarter was 48% primarily due to decreases in deferred Texas Margin tax relating to book impairment charges included in the forecasted annual effective rate and lower Canadian taxes; however, we expect our effective income tax rate to be in a range from 34% to 35% for all of 2009.
RESULTS OF OPERATIONS – Six Months Ended June 30, 2009 and 2008
     The following discussion compares the results of operations for the six months ended June 30, 2009 and 2008, or the 2009 period and 2008 period, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production Revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2009	2008	2009	2008	2009	2008	2009	2008
				(In millions)
Texas	$124.8	$155.4	$58.0	$109.9	$7.2	$16.8	$190.0	$282.1
Other U.S.	0.2	0.2	—	0.7	3.3	8.5	3.5	9.4
Hedging	96.1	(13.4)	—	(8.6)	—	(5.3)	96.1	(27.3)

Total U.S.	221.1	142.2	58.0	102.0	10.5	20.0	289.6	264.2
Canada	47.1	99.6	0.1	—	—	—	47.2	99.6
Hedging	46.1	(7.3)	—	—	—	—	46.1	(7.3)

Total Canada	93.2	92.3	0.1	—	—	—	93.3	92.3

Total Company	$314.2	$234.5	$58.1	$102.0	$10.5	$20.0	$382.9	$356.5

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2009	2008	2009	2008	2009	2008	2009	2008
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	173.1	88.1	14,072	10,719	911	864	263.0	157.6
Other U.S.	0.3	0.4	23	38	451	458	3.1	3.4

Total U.S.	173.4	88.5	14,095	10,757	1,362	1,322	266.1	161.0
Canada	65.2	62.5	5	—	4	—	65.3	62.5

Total Company	238.6	151.0	14,100	10,757	1,366	1,322	331.4	223.5

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2009	2008	2009	2008	2009	2008	2009	2008
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$3.98	$9.69	$22.78	$56.35	$43.88	$106.87	$3.99	$9.83
Other U.S.	0.57	4.66	14.11	85.06	40.18	101.61	6.18	15.82
Hedging — U.S.	3.06	(0.75)	—	(4.37)	—	(21.90)	1.99	(0.93)
Total U.S.	7.04	8.83	22.75	52.07	42.64	83.15	6.01	9.02
Canada	3.99	8.75	58.49	—	47.25	—	3.99	8.75
Hedging — Canada	3.90	(0.64)	—	—	—	—	3.90	(0.64)
Total Canada	7.89	8.11	58.49	—	47.25	—	7.89	8.11

Total Company	$7.28	$8.53	$22.77	$52.07	$42.65	$83.15	$6.38	$8.77
     The following table summarizes the changes in our production revenues during the six months ended June 30, 2009 compared with the comparable 2008 period:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the six months ended June 30, 2008	$234,547	$101,953	$20,003	$356,503
Volume changes	134,033	30,943	558	165,534
Price changes	(54,355)	(74,799)	(10,014)	(139,168)

Revenue for the six months ended June 30, 2009	$314,225	$58,097	$10,547	$382,869

     Natural gas revenue for the 2009 period increased from the 2008 period as a result of a 87.6 MMcfd increase in production partially offset by a decrease in realized prices. The increase in U.S. natural gas volumes is due to new wells purchased or placed into service in the Fort Worth Basin subsequent to June 30, 2008. These increases were partially offset by natural production declines from existing Fort Worth Basin wells. Canadian natural gas production increased 2.7 MMcfd as production from new wells placed into service subsequent to June 30, 2008 was almost entirely offset by natural declines of production from existing wells.
     The decrease in NGL revenue was primarily due to a $29.30 per barrel decrease in realized prices for the 2009 period compared to the 2008 period. Partially offsetting the price decrease was a production increase from the Fort Worth Basin due to new wells placed into production subsequent to the June 30, 2008 and the improved NGL recoveries from the Corvette Plant, which was placed into service by KGS during the first quarter of 2009.
     Oil revenue for the 2009 period decreased due to a $40.50 per barrel decrease in realized prices for 2009 period as compared to the 2008 period. Oil production was virtually unchanged for the 2009 period compared to the 2008 period.
Other Revenue
     Other revenue of $3.9 million for the 2009 period was $4.9 million higher than for the comparable 2008 period. Losses attributable to partial ineffectiveness of derivatives hedging our Canadian production were $8.2 million less for the 2009 period when compared to the 2008 period. Partially offsetting the improvement was a $1.7 million decrease in KGS third party revenue for the 2009 period and the absence of transition services revenue of $0.8 million earned in the 2008 period.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Sales of purchased natural gas	$5,217	$—

Costs of purchased natural gas sold	(4,764)	—

Loss on valuation of gas purchase commitment	(3,818)	—

Costs of purchased natural gas	(8,582)	—

Net on sales and purchases of natural gas	$(3,365)	$—

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas, including the Gas Purchase Commitment which is more fully described in Note 2 in the condensed consolidated financial statements.
Oil and Gas Production Expense

	Six Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Texas
Cash expense	$43,062	$0.91	$43,485	$1.52
Equity compensation	515	0.01	624	0.02

	$43,577	$0.92	$44,109	$1.54
Other U.S.
Cash expense	$3,280	$5.79	$2,636	$4.31
Equity compensation	97	0.17	90	0.15

	$3,377	$5.96	$2,726	$4.46
Total U.S.
Cash expense	$46,342	$0.96	$46,121	$1.58
Equity compensation	612	0.01	714	0.02

	$46,954	$0.97	$46,835	$1.60
Canada
Cash expense	$15,804	$1.34	$17,602	$1.55
Equity compensation	1,116	0.09	938	0.08

	$16,920	$1.43	$18,540	$1.63
Total Company
Cash expense	$62,146	$1.03	$63,723	$1.57
Equity compensation	1,728	0.03	1,652	0.04

	$63,874	$1.06	$65,375	$1.61

     U.S. production expense was effectively unchanged despite a 65% production increase from the 2008 period to the 2009 period. Cost containment efforts in the Fort Worth Basin during the 2009 period resulted in a production expense decrease of $0.5 million when comparing the 2009 period to the 2008 period. Fort Worth Basin production expense decreased 40% from the 2008 period on a Mcfe basis for the 2009 period. Fort Worth Basin production expense of $0.92 per Mcfe for the 2009 period also reflected a 16% decrease from $1.10 per Mcfe for the second half of 2008. These decreases were the resulted from our stringent efforts to contain costs through vendor bidding processes, bulk purchasing and additional reliance on automation.
     Canadian production expense for the 2009 period decreased $1.6 million, or $0.20 per Mcfe, from the 2008 period. Decreased Canadian production expense was primarily the result of changes in U.S.-Canadian exchanges rates during the 2009 period when compared to the 2008 period. Canadian production expense on a Canadian dollar basis increased approximately C$1.6 million or 9%.

Production and Ad Valorem Taxes

	Six Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Production and ad valorem taxes
U.S.	$10,971	$0.23	$3,891	$0.13
Canada	836	0.07	1,849	0.16

Total production and ad valorem taxes	$11,807	$0.20	$5,740	$0.14

     Production and ad valorem taxes reflect the addition of wells and midstream facilities in the Fort Worth Basin over the past twelve months, which increased ad valorem taxes approximately $6.8 million during the 2009 period as compared to the 2008 period.
Other Operating Costs
     The $1.5 million increase for the 2009 period from the 2008 period is primarily the result of additional KGS operating expenses associated with the operation of its Corvette Plant that began operations late in the first quarter of 2009. These KGS expenses are associated with its third-party gathering and processing revenues.
Depletion, Depreciation and Accretion

	Six Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Depletion
U.S.	$74,681	$1.55	$41,301	$1.41
Canada	17,509	1.48	20,847	1.83

Total depletion	92,190	1.54	62,148	1.53
Depreciation of other fixed assets:
U.S.	$15,516	$0.32	$9,365	$0.32
Canada	1,818	0.15	1,745	0.15

Total depreciation	17,334	0.29	11,110	0.27
Accretion	1,138	0.02	721	0.02

Total depletion, depreciation and accretion	$110,662	$1.84	$73,979	$1.82

     Higher depletion for the 2009 period was due to production increases. Our U.S. depletion expense increased due primarily to a 65% increase in U.S. sales volumes. Both our U.S. and Canadian properties depletion rates were impacted by impairment charges recognized in the fourth quarter of 2008 and first quarter of 2009 for our U.S. properties and the first and second quarters of 2009 for our Canadian properties. The U.S. depletion rate was also impacted by the Alliance Acquisition which caused the U.S. depletion rate to increase beginning August 2008. Changes in the U.S.-Canadian dollar exchange rate also contributed to lower Canadian depletion expense and the Canadian depletion rate on an Mcfe-basis. The improvement in the exchange rate decreased depletion $3.3 million when comparing the 2009 period to the 2008 period. The $6.2 million increase in U.S. depreciation for the 2009 period as compared to the 2008 period was primarily associated with additions of Fort Worth Basin field compression and KGS’ gathering system in addition to KGS’ Corvette Plant that was placed into service in the first quarter of 2009.
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

     We recognized a second quarter non-cash pre-tax charge of $70.6 million ($53.1 million after tax) for impairment of our Canadian oil and gas properties in June 2009. The impairment charge primarily resulted from reductions in the expected capital during the remainder of 2009 and in 2010 for our Canadian oil and gas properties. Additionally, the Canadian AECO benchmark natural gas prices at June 30, 2009 decreased $0.05 per Mcf from March 31, 2009.
     As required under full cost accounting rules, we performed quarterly ceiling tests by comparing the book value of our oil and gas properties, net of related deferred tax liability and asset retirement obligations, to the period-end ceiling limitation, which is the after-tax value of the future net cash flows from proved oil and gas reserves, including the effect of hedges. As also required under full cost accounting rules prescribed by the SEC, the ceiling amount was based upon period-end prices and costs held constant into the future, discounted at 10% per year. Note 6 to our condensed consolidated financial statements contains additional information about the ceiling test calculation.
General and Administrative Expense

	Six Months Ended June 30,
	2009		2008
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
General and administrative expense
Litigation settlement	$5,000	$0.08	$—	$—
Other cash expense	27,514	$0.47	24,501	$0.60
Equity compensation	9,256	0.15	6,296	0.16

Total general and administrative expense	$41,770	$0.70	$30,797	$0.76

     General and administrative expense for the 2009 period increased $11.0 million from the 2008 period. Expenses for legal and accounting fees increased general and administrative expense by approximately $9.3 million for the 2009 period as compared to the 2008 period. The 2009 period expense included $5.0 million for final settlement of the CMS Litigation, approximately $0.8 million for the Eni Transaction and $3.5 million related to our litigation with BBEP and various other corporate matters. Vesting of stock-based compensation increased $3.0 million. These items were partially offset by expense decreases resulting from cost reduction efforts.
BBEP-Related Income and Expense
     During the 2009 period, we recognized $121.1 million for equity earnings from our investment in BBEP for the six months ended March 31, 2009 as compared to a loss of $4.1 million based upon their reported earnings for the five months ended March 31, 2008. A portion of the increase in equity earnings is the result of an increase in our proportionate ownership of BBEP from 32% to 41% as a result of BBEP’s purchase and retirement of units in June 2008 while the remaining increase is primarily due to a significant reduction in unrealized losses from derivative instruments that BBEP experienced in the 2008 five-month period. BBEP continues to experience significant volatility in its net earnings due to changes in value of its derivative instruments for which it does not employ hedge accounting.
     During the first quarter of 2009, we evaluated our investment in BBEP for impairment in response to further decreases in prevailing commodity prices and BBEP’s unit price since December 31, 2008. As a result of these decreases and the outlook for petroleum prices and broad limitations on available capital, we made the determination that the decline in value was other-than-temporary. Accordingly, our impairment analysis, which utilized the March 31, 2009 closing price of $6.53 per BBEP unit, resulted in an aggregate fair value of $139.4 million for the portion of BBEP units that we owned. The $139.4 million aggregate fair value was compared to the $241.5 million carrying value of our investment in BBEP. We recorded the difference of $102.1 million as an impairment charge during the first quarter of 2009. A similar analysis was performed as of June 30, 2009 which resulted in no further impairment. Note 5 to our condensed consolidated financial statements contains additional information regarding our investment in BBEP for more information.

Interest Expense

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Interest costs	$75,297	$28,627
Add:
Non-cash interest (1)	8,726	4,532
Loss on early debt extinguishment	27,122	—
Less: Interest capitalized	(2,863)	(3,626)

Interest expense	$108,282	$29,533

(1)	Amortization of deferred financing costs and original issue discount
     Interest costs for the 2009 period were higher than the 2008 period primarily because of higher outstanding debt balances, which included the issuance of our Senior Notes due 2015 in June 2008 and our Senior Secured Second Lien Facility in August of 2008, as well as additional borrowings outstanding under our Senior Secured Credit Facility. We recognized additional interest expense of $27.1 million for the remaining unamortized original issue discount and deferred financing costs upon the early repayment of the Senior Secured Second Lien Facility. We expect interest expense to increase during future quarters based on increases to base borrowing rates, announced as part of the affirmation of our borrowing base under our Senior Secured Credit Facility and higher interest rates incurred for our Senior Notes due 2016.
Income Tax Expense

	Six Months Ended June 30,
	2009	2008
Income tax (benefit) expense (in thousands)	$(316,720)	$51,336
Effective tax rate	35.0%	35.3%
     Our income tax provision for the 2009 period decreased from the 2008 period due to a $327.8 million decrease in U.S. income tax expense and a $35.7 million decrease in Canadian income tax expense associated with lower pre-tax earnings. Our lower pre-tax earnings were primarily the result of impairment charges for our oil and gas properties recognized during 2009. The effective tax rate for the 2009 second quarter was affected by the resulting taxable net loss in both the U.S. and Canada that will be taxed at approximately 35% and approximately 25%, respectively. We expect our effective income tax rate to be in a range from 34% to 35% for all of 2009.
Quicksilver Resources Inc. and its Restricted Subsidiaries
     Note 21 to our consolidated financial statements included in our 2008 Annual Report on Form 10-K as amended, contains information about the Company and its restricted and unrestricted subsidiaries.
     The combined results of operations for the Company and its restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations.” The combined financial position of the Company and its restricted subsidiaries and our consolidated financial position are materially the same except for the property, plant and equipment purchased by the unrestricted subsidiaries since the KGS IPO, the borrowings under the KGS credit facility and the equity of the unrestricted subsidiaries. The other balance sheet items are discussed below in “Financial Position.” The combined operating cash flows, financing cash flows and investing cash flows for the Company and its restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Liquidity, Capital Resources and Financial Condition.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
Cash Flow Activity
     Our financial condition and results of operations, including our liquidity and profitability, are significantly affected by the prices that we realize for our natural gas, NGL and oil production and the volumes of natural gas, NGL and oil that we produce.
     The natural gas, NGLs and oil that we produce are commodity products for which established trading markets exist. Accordingly, product pricing is determined by the relationship between supply and demand for these products in the relevant markets. Product supply is affected primarily by fluctuations in production volumes, and product demand is affected by the state of the economy in general, the availability and price of alternative fuels and a variety of other factors. Prices for our products historically have been volatile, and we have no meaningful influence over the timing and extent of price changes for our products. Although we have mitigated our near term exposure to such price declines through derivative financial instruments covering substantial portions of our expected near-term production, we cannot confidently predict whether or when market prices for natural gas, NGL and oil will increase or decrease.
     The volumes that we produce may be significantly affected by the rates at which we acquire leaseholds and other mineral interests and explore, exploit and develop our leasehold and other mineral interests through drilling and production activities. These activities require substantial capital expenditures, and our ability to fund these activities through cash flow from our operations, borrowings and other sources may be significantly affected by instability in the credit and financial markets, resulting in our and other industry participants’ planned lowering of capital expenditures and drilling activities year-over-year.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$310,278	$136,611
Net cash used for investing activities	(207,696)	(629,526)
Net cash provided by financing activities	(104,898)	466,571
Effect of exchange rate changes in cash	125	447
Operating Cash Flows
     Net cash provided by operations for the first half of 2009 increased from the comparable 2008 period resulted from increases from working capital including $54.9 million received from the March 2009 early settlement of a derivative hedging 40 MMcfd of 2010 natural gas production and receipt of a $41.1 million U.S. federal income tax refund. Cash provided by operations otherwise decreased as significantly higher production from our oil and gas properties was more than offset by lower average realized natural gas, NGL and crude oil prices. Additionally, the cash distributions we receive on our BBEP units decreased $9.2 million from the 2008 period to $11.1 million as BBEP ceased making distributions during the second quarter of 2009.
     For the quarter ended June 30, 2009, price collars and swaps covered approximately 78% of our natural gas production and resulted in higher realized revenues from our production of $142.2 million. As of June 30, 2009, we had price collars or swaps hedging 190 MMcfd of our anticipated natural gas production for the remainder of 2009. We have also hedged approximately 120 MMcfd of our anticipated 2010 natural gas production using natural gas price collars. We recorded the receipt of the $54.9 million settlement of the previously discussed 40 MMcfd contract in AOCI. As natural gas is produced and sold during 2010, we will reclassify the proportionate amount of the settlement into natural gas revenue.

Investing Cash Flows
     Our expenditures for property and equipment (payments for property and equipment plus non-cash changes in working capital associated with property and equipment) during the first half of 2009 totaled $334.5 million and were partially offset by the proceeds from the Eni Transaction. Our expenditures for property and equipment consisted of the following.

Six Months Ended
June 30, 2009
(In thousands)
Exploration and development:
Texas	$209,208
Other U.S.	18,723

Total U.S.	227,931
Canada	56,188

Total exploration and development	284,119
Midstream — Texas	48,280
Corporate and field office	2,106

Total plant and equipment costs incurred	$334,505

     Our decision to reduce our exploration and development activity in response to lower natural gas prices caused a large reduction in capital expenditures in the six months ended June 30, 2009 when compared to the comparable 2008 period. We currently expect our remaining 2009 capital expenditures to total approximately $216 million.
Financing Cash Flows
     On June 25, 2009, we issued our senior notes due 2016 with a principal amount of $600 million. The notes were issued at 96.717% of par, which resulted in proceeds of $580.3 million. The notes bear interest at the rate of 11.75% but yield 12.50% after the effects of the original issue discount. The proceeds from both these notes and the Eni Transaction were used to repay the remaining indebtedness under our Senior Secured Second Lien Facility and to repay a portion of the outstanding borrowings under the Senior Secured Credit Facility.
     In April 2009, the lenders affirmed our borrowing base at $1.2 billion and the spreads on our facility were revised upward. After completion of the Eni Transaction on June 19, 2009, our borrowing base was reduced by $75 million to $1.125 billion. As of June 30, 2009, approximately $344 million was available for borrowing under our Senior Secured Credit Facility.
     KGS’ $235 million senior secured credit facility had $196 million of borrowings outstanding at June 30, 2009 and approximately $39 million of available capacity.
     Note 2 to the condensed consolidated financial statements contains additional information about the Eni Transaction and the related Gas Purchase Commitment. Upon closing the Eni Transaction, we recognized a liability of approximately $46.6 million for the Gas Purchase Commitment and reported a portion of the net proceeds for that liability as a component of cash flows from financing activities. Our payments to Eni for its natural gas production that reduce the liability for the Gas Purchase Commitment will be included in financing cash flows when made.
Financial Position
     The following summarizes the significant changes to our balance sheet as of June 30, 2009, as compared to our December 31, 2008 balance sheet:
•	Our current derivative assets increased $30.6 million while our noncurrent derivative assets decreased $60.3 million as a result of higher derivative valuations for our commodity derivatives partially offset by monthly settlements of $142.1 million and the $54.9 million received for early settlement of a derivative hedging a portion of our 2010 production. The Michigan Sales Contract was completed in March 2009, which decreased our current derivative liabilities $8.1 million. Our current deferred income tax liability increased $24.2 million as a result of an overall increase in the valuations of our hedge derivatives reported as current assets and liabilities.
•	Our net property, plant and equipment balance decreased $950 million over the six-month period ended June 30, 2009. During 2009, we recorded charges for impairment of our oil gas properties of $967.1 million and 2009 DD&A expense of $110.7 million. Our property, plant and equipment balances were also decreased by $232.3 million for the Eni Transaction. These decreases were partially offset by $334.5 million of costs incurred for property, plant and equipment.

•	Our deferred income tax liability decreased $207.1 million and a deferred tax asset of $138.8 million was reclassified in connection with the impairment of both our investment in BBEP and our oil and gas properties.
Contractual Obligations and Commercial Commitments
     Except as discussed in Note 2 for the Eni Transaction, there have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2008 Annual Report on Form 10-K, as amended.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K, as amended. These critical estimates, for which no significant changes occurred during the three months ended June 30, 2009, include estimates and assumptions for:

*	full cost ceiling calculation

*	derivative instruments

*	stock-based compensation
*	oil and gas reserves

*	asset retirement obligations

*	income taxes

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
     Our primary risk exposure is related to fluctuations in natural gas, oil and NGL commodity prices. We have mitigated the risk of adverse price movements with swaps and collars; however, we have also limited future gains from favorable price movements.
Commodity Price Risk
     We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future natural gas, NGL and crude oil production. As of June 30, 2009, approximately 150 MMcfd and 40 MMcfd of natural gas price collars and swaps, respectively, are in place to hedge a portion of our anticipated production for the remainder of 2009. Also 120 MMcfd of 2010 natural gas production has been hedged using price collars. We believe we will have more predictability of our natural gas, NGL and crude oil revenues as a result of having these financial derivative contracts.

     Utilization of our hedging program may result in natural gas, NGL and crude oil realized prices varying from market prices that we receive from the sale of natural gas, NGL and crude oil. Our revenue from natural gas, NGL and crude oil production was $142.1 million higher and $34.6 million lower as a result of our hedging programs for the six months ended 2009 and 2008, respectively. Other revenue was $1.7 million and $9.9 million lower as a result of derivative and hedging ineffectiveness for the six months ended June 30, 2009 and 2008, respectively.
     The following table summarizes our commodity derivative positions as of June 30, 2009:

				Weighted Avg Price
Product	Type	Remaining Contract Period	Volume	Per Mcf	Fair Value
					(In thousands)
Gas	Swap	Jul 2009-Dec 2009	10 MMcfd	$8.45	$7,467
Gas	Swap	Jul 2009-Dec 2009	10 MMcfd	8.45	7,467
Gas	Swap	Jul 2009-Dec 2009	20 MMcfd	8.46	14,953
Gas	Collar	Jul 2009-Dec 2009	20 MMcfd	7.50- 9.34	11,635
Gas	Collar	Jul 2009-Dec 2009	20 MMcfd	7.75-10.20	12,510
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	7.75-10.26	6,272
Gas	Collar	Jul 2009-Dec 2009	20 MMcfd	8.25- 9.60	14,306
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	8.25-10.45	7,152
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	8.25-10.45	7,152
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	8.25-10.45	7,152
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	8.50-13.15	7,633
Gas	Collar	Jul 2009-Dec 2009	30 MMcfd	11.00-13.50	36,750
Gas	Collar	Jul 2009-Dec 2009	10 MMcfd	11.50-14.48	13,089
Gas	Collar	Jan 2010-Dec 2010	20 MMcfd	8.00-11.00	16,109
Gas	Collar	Jan 2010-Dec 2010	20 MMcfd	8.00-11.00	16,109
Gas	Collar	Jan 2010-Dec 2010	20 MMcfd	8.00-12.20	16,366
Gas	Collar	Jan 2010-Dec 2010	20 MMcfd	8.00-12.20	16,366
Gas	Collar	Jan 2010-Dec 2010	10 MMcfd	8.50-12.05	9,747
Gas	Collar	Jan 2010-Dec 2010	20 MMcfd	8.50-12.05	19,494
Gas	Collar	Jan 2010-Dec 2010	10 MMcfd	8.50-12.08	9,762
Gas	Basis	Jul 2009-Dec 2009	20 MMcfd	(1)	(188)
Gas	Basis	Jul 2009-Dec 2009	10 MMcfd	(1)	(94)
Gas	Basis	Jul 2009-Dec 2009	15 MMcfd	(1)	176
Gas	Basis	Jul 2009-Dec 2009	15 MMcfd	(1)	163

				Total	$257,548

(1)	Basis swaps for 60 MMcfd hedge the AECO basis adjustment at a weighted average deduction of $0.84 per Mcf from NYMEX for the remainder of 2009.
     In March 2009, we completed the early settlement of a natural gas collar that hedged 40 MMcfd through December 2010. Proceeds of approximately $54.9 million were received and will be recognized in revenue and earnings as the associated hedged production volumes are sold.
     In March 2009, we satisfied our obligation to deliver 25 MMcfd of natural gas under the Michigan Sales Contract. Our total 2009 net cash payments for settlement of the obligation were $16.5 million.
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
     In conjunction with the Eni Transaction, we entered into a joint development agreement with Eni under which we will purchase Eni’s production from its Alliance Leasehold through December 2010. On June 19, 2009, the date the Eni Transaction was completed, we recognized a liability of approximately $46.6 million for our purchase of Eni’s Alliance production through 2010. At June 30, 2009, we revalued the liability at $50.4 million based upon June 30, 2009 natural gas forward pricing. The $3.8 million increase in the liability’s fair value was recognized as a component of the costs of natural gas purchased.
Interest Rate Risk
     In June 2009, we entered into interest rate swaps on our $475 million Senior Notes due 2015 and our $350 million Senior Subordinated Notes effectively converting the interest on those issues from fixed to a floating rate of interest indexed to a one-month LIBOR base rate. The maturity dates and all other significant terms are the same as those of the underlying debt. Under these swaps, we pay a variable interest rate and receive the fixed rate applicable to the underlying debt. The interest income or expense is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest swaps are designated as fair value hedges of the underlying debt. The value of the contracts, excluding the net interest accrual, amounted to a net liability of $0.3 million as of June 30, 2009. The valuation of the swaps resulted in an offsetting fair value adjustment to the debt hedged and.long-term debt has been decreased by $0.3 million as of June 30, 2009. Interest expense for the three and six months ended June 30, 2009 was $0.8 million lower as a result of the swaps.
ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     In response to the identification of these material weaknesses, management has revised its process to better structure the preparation and allow for further review of its consolidating financial information. Further, management has enhanced its process for documenting and satisfying the full extent of the Company’s financial reporting requirements. Management believes that these enhancements and improvements have remediated the material weaknesses described above.
     Other than the remediation of the material weaknesses described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On June 25, 2009, the Court of Appeals for the Second District of Texas, the appellate court in the CMS litigation, reversed the original district court judgment. Pursuant to a settlement agreement, we paid CMS $5 million.
     There have been no other material changes in legal proceedings from those described in Part I, Item 3. Legal Proceedings included in our 2008 Annual Report on Form 10-K, as amended.
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
     While prices for natural gas and crude oil may be favorable at any point in time, they fluctuate widely, particularly as evidenced by price movements in the latter half of 2008 and the second quarter of 2009. Among the factors that can cause these fluctuations are:
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
     We employ the full cost method of accounting for our oil and gas properties, whereby all costs associated with acquiring, exploring for, and developing natural gas and crude oil reserves are capitalized and accumulated in separate country cost centers. These capitalized costs are amortized based on production from the reserves for each country cost center. Each capitalized cost pool cannot exceed the net present value of the underlying natural gas, NGL and crude oil reserves. Impairment to the carrying value of our oil and gas properties was recognized in the fourth quarter of 2008 and the first and second quarters of 2009 and could occur again in the future if natural gas, NGL or crude oil prices at a reporting period end result in decreased value of our reserves. Increased operating and capitalized costs without incremental increases in natural gas and crude oil reserves could also trigger impairment based on decreased value of our reserves. In the event of impairment of our oil and gas properties, we reduce their carrying value and recognize expense, which could be material and could adversely affect our financial condition and results of operations and our ability to borrow under and comply with the terms of our debt agreements.
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
     We have experienced capital expenditure and working capital needs, particularly as a result of our property acquisition and drilling activities. Our capital program may require additional financing above the level of cash generated by our operations to fund our growth. If revenue decreases as a result of lower petroleum prices or otherwise, our ability to expend the capital necessary to replace our reserves or to maintain production of current levels may be limited, resulting in a decrease in production over time. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, we cannot be certain that additional financing will be available to us on acceptable terms or at all. If additional capital resources are unavailable, we may curtail our activities or be forced to sell some of our assets on an untimely or unfavorable basis.
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
     U.S. and Canadian federal, state, local and provincial regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce and market our natural gas, NGLs and crude oil. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us.
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
     We compete with major and independent oil and natural gas companies for property acquisitions. We also compete for the equipment and labor required to develop and operate our properties. Many of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state, provincial and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and crude oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and crude oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to complete transactions in this highly competitive environment. Furthermore, the oil and natural gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers.
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
Our activities are regulated by complex laws and regulations, including those relating to environmental matters, that can adversely affect the cost, manner or feasibility of doing business.
     Our operations are subject to various U.S. and Canadian federal, state, provincial and local government laws and regulations that could change in response to economic or political conditions. Matters that are typically regulated include:
•	discharge permits for drilling operations;
•	water obtained for drilling purposes;
•	drilling permits and bonds;
•	reports concerning operations;
•	spacing of wells;
•	disposal wells;
•	unitization and pooling of properties;
•	environmental protection; and
•	taxation.
     From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and crude oil wells below actual production capacity to conserve supplies of natural gas and crude oil. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted
     The development, production, handling, storage, transportation and disposal of natural gas and crude oil, by-products and other substances and materials produced or used in connection with our operations are also subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of natural gas, crude oil or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may result in the assessment of civil or criminal penalties or require us to incur substantial costs of remediation.
     Legal and tax requirements frequently are changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Environmental laws and regulations, in particular, are subject to reinterpretation, change frequently and have tended to become more stringent over time. For example, uncertainty exists with respect to the regulation of hydraulic fracturing. Legislation has been introduced in the U.S. Congress that would subject hydraulic fracturing to regulation under the U.S. Safe Drinking Water Act, and certain states are also evaluating whether additional regulation of hydraulic fracturing is appropriate. Greenhouse gas regulation is also the subject of significant uncertainty. In addition to various other foreign, federal, regional, state and provincial greenhouse gas legislation and regulations that are currently in effect or under development, the U.S. Congress is currently considering legislation that would significantly curtail national greenhouse gas emissions. The U.S. Environmental Protection Agency has also taken steps to declare that certain greenhouse gas emissions are contributing to air pollution which is an endangerment to human health, and may regulate greenhouse gas emissions under the U.S. federal Clean Air Act.
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
     Our debt agreements, among other things, also require the maintenance of financial covenants that are more fully described in Note 7 to the condensed consolidated financial statements in Item 1 of this quarterly report. Our ability to comply with these covenants and other provisions of our debt agreements may be affected by events beyond our control, and we may be unable to comply with all aspects of our debt agreements in the future. In addition, our ability to borrow under our Senior Secured Credit Facility is dependent upon the quantity and value of our proved reserves and other assets, including our investment in BBEP.

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
     Members of the Darden family, together with entities controlled by them, beneficially owned approximately 30% of our common stock as of June 30, 2009. As a result, they are generally able to significantly affect the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.
A large number of our outstanding shares and shares to be issued upon conversion of our outstanding convertible debentures or exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
     Our shares that are eligible for future sale may adversely affect the price of our common stock. There were more than 169 million shares of our common stock outstanding at June 30, 2009. Approximately 117 million of these shares are freely tradable without substantial restriction or the requirement of future registration under the Securities Act. In addition, when the conditions permitting conversion of our convertible debentures are satisfied, the holders could elect to convert such debentures. Based on the applicable conversion rate at June 30, 2009, the holders’ election to convert such debentures could result in an aggregate of 9,816,270 shares of our common stock being issued. We also had options outstanding to purchase 3,417,569 shares of our common stock at June 30, 2009.
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
     We and our auditors identified two material weaknesses in our system of internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
     Although there can be no assurances, we believe these enhancements and improvements, when repeated in future periods, will remediate the material weaknesses described above. If we are not able to remedy the material weaknesses in a timely manner, we may be unable to provide our security holders with the required financial information in a timely and reliable manner and we may incorrectly report financial information, either of which could subject us to litigation and regulatory enforcement actions.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2009.

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased (1)	Paid per Share	Announced Plan (2)	the Plan (2)
April 2009	264	$7.83	—	—
May 2009	218	$8.52	—	—
June 2009	—	$—	—	—

Total	482	$8.14	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy our income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 1999 Stock Option and Retention Stock Plan or Amended and Restated 2006 Equity Plan.

(2)	We do not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
     The following items of business were presented to the stockholders at the annual meeting held May 20, 2009.
Election of Directors
     At the meeting, two directors were elected to serve terms expiring at the Company’s annual meeting to be held in 2012. The vote with respect to the election of these directors was a follows:

	Total Vote for	Total Vote Withheld for
Name	Each Director	Each Director
Glenn Darden	125,042,707	7,517,437
W. Yandell Rogers, III	103,275,268	29,284,876
     Thomas F. Darden, W. Byron Dunn, Steven W. Morris, Anne Darden Self and Mark J. Warner continue to serve as directors of the Company.
Approval of Amendment to Quicksilver’s Second Amended and Restated 2006 Equity Plan
     At the meeting, stockholders approved an Amendment to Quicksilver’s Second Amended and Restated 2006 Equity Plan as follows:

For	82,522,998
Against	30,064,017
Abstentions	281,881
ITEM 5. Other Information
     None.

ITEM 6. Exhibits:

Exhibit No.	Description

4.1	Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 26, 2009 and included herein by reference).
* 4.2	First Supplemental Indenture, dated July 31, 2009, between Quicksilver Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
10.1	Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2009 and included herein by reference).
10.2	Quicksilver Resources Inc. Third Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2009 and included herein by reference).
10.3	Letter Agreement, dated as of June 15, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
10.4	Eighth Amendment to Combined Credit Agreements, dated as of May 28, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders indentified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
10.5	Amendment No. 1 to Credit Agreement, dated as of June 3, 2009, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2009

Quicksilver Resources Inc.
By:	/s/ Philip Cook
Philip Cook
Senior Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 26, 2009 and included herein by reference).
* 4.2	First Supplemental Indenture, dated July 31, 2009, between Quicksilver Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
10.1	Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2009 and included herein by reference).
10.2	Quicksilver Resources Inc. Third Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2009 and included herein by reference).
10.3	Letter Agreement, dated as of June 15, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
10.4	Eighth Amendment to Combined Credit Agreements, dated as of May 28, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
10.5	Amendment No. 1 to Credit Agreement, dated as of June 3, 2009, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference).
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith