Form 10-Q
period 2010-06-30
QUICKSILVER RESOURCES INC
filed 2010-08-09
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 30, 2010
Common Stock, $0.01 par value	170,355,422

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
“Crestwood” means Crestwood Midstream Partners, LP and its affiliates
“Crestwood Transaction” means the sale to Crestwood of all our interests in KGS, consisting of 100% of the general partner units, including incentive distribution rights, all of our common and subordinated units and the subordinated note due from KGS
“Eni” means either or both Eni Petroleum US LLC and Eni US Operating Co. Inc., which are subsidiaries of Eni SpA
“Eni Production” means production attributable to Eni pursuant to the Eni Transaction
“Eni Transaction” means the June 19, 2009 conveyance of a 27.5% interest in our Alliance Leasehold
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards in the U.S.
“FASC” means the FASB Accounting Standards Codification, which is the single source of authoritative U.S. GAAP not promulgated by the SEC
“GAAP” means accounting principles generally accepted in the U.S.
“Gas Purchase Commitment” means the commitment pursuant to the Eni Transaction to purchase Eni Production through December 2010
“KGS” means Quicksilver Gas Services LP, which is our publicly traded partnership, which trades under the ticker symbol of “KGS”
“KGS Credit Facility” means the KGS senior secured revolving credit facility
“KGS Secondary Offering” means the public offering of 4,000,000 KGS common units on December 16, 2009 and the underwriters’ purchase of an additional 549,200 KGS common units in January 2010
“Lake Arlington Project” means our natural gas leasehold and royalty interests in Tarrant County that we have developed and also includes an additional 25% working interest we purchased on May 11, 2010
“Mercury” means Mercury Exploration Company, which is owned by members of the Darden family

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

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

Signature
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Interim Financial Statements (Unaudited)
QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data — Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Natural gas, NGL and oil	$211,687	$199,315	$413,250	$382,869
Sales of purchased natural gas	16,821	5,217	33,045	5,217
Other	62	1,509	4,433	3,887

Total revenue	228,570	206,041	450,728	391,973

Operating expense
Oil and gas production expense	38,202	31,703	74,191	63,874
Production and ad valorem taxes	8,889	7,441	17,372	11,807
Costs of purchased natural gas	3,756	8,582	37,063	8,582
Other operating costs	970	1,744	2,224	3,271
Depletion, depreciation and accretion	50,669	50,966	97,426	110,662
General and administrative	17,217	24,389	37,740	41,770

Total expense	119,703	124,825	266,016	239,966
Impairment related to oil and gas properties	-	(70,643)	-	(967,126)

Operating income (loss)	108,867	10,573	184,712	(815,119)
Income from earnings of BBEP - net	23,168	19,016	7,179	19,016
Other income (expense) - net	53,050	(855)	53,393	(94)
Interest expense	(46,122)	(68,081)	(90,639)	(108,282)

Income (loss) before income taxes	138,963	(39,347)	154,645	(904,479)
Income tax (expense) benefit	(48,219)	18,897	(53,301)	316,720

Net income (loss)	90,744	(20,450)	101,344	(587,759)
Net income attributable to noncontrolling interests	(3,941)	(1,312)	(6,353)	(2,982)

Net income (loss) attributable to Quicksilver	$86,803	$(21,762)	$94,991	$(590,741)

Other comprehensive income (loss) - net of income tax
Reclassification adjustments related to settlements of derivative contracts	(46,089)	(60,073)	(72,358)	(96,987)
Net change in derivative fair value	14,087	3,701	112,693	112,304
Foreign currency translation adjustment	(9,715)	14,007	(2,755)	6,782

Comprehensive income (loss)	$45,086	$(64,127)	$132,571	$(568,642)

Earnings (loss) per common share - basic	$0.51	$(0.13)	$0.56	$(3.50)

Earnings (loss) per common share - diluted	$0.49	$(0.13)	$0.54	$(3.50)

Basic weighted average shares outstanding	170,290	169,009	170,225	168,894

Diluted weighted average shares outstanding	180,872	169,009	180,855	168,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$3,308	$1,785
Accounts receivable - net of allowance for doubtful accounts	42,595	65,253
Derivative assets at fair value	138,871	97,957
Other current assets	63,137	54,943

Total current assets	247,911	219,938
Investment in BBEP	92,956	112,763
Property, plant and equipment
Oil and gas properties, full cost method (including unevaluated costs of $375,100 and $458,037, respectively)	2,613,688	2,338,244
Other property and equipment	769,214	747,696

Property, plant and equipment - net	3,382,902	3,085,940
Derivative assets at fair value	67,763	14,427
Deferred income taxes	73,083	133,051
Other assets	42,084	46,763

	$3,906,699	$3,612,882

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$122,400	$157,986
Accrued liabilities	156,639	156,604
Derivative liabilities at fair value	-	395
Deferred income taxes	54,888	51,675

Total current liabilities	333,927	366,660
Long-term debt	2,586,923	2,427,523
Asset retirement obligations	61,634	59,268
Other liabilities	30,396	20,691
Deferred income taxes	49,037	41,918
Commitments and contingencies (Note 7)	-	-
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 400,000,000 shares authorized; 175,496,888 and 174,469,836 shares issued, respectively	1,755	1,745
Paid in capital in excess of par value	748,405	730,265
Treasury stock of 5,025,337 and 4,704,448 shares, respectively	(41,167)	(36,363)
Accumulated other comprehensive income	158,916	121,336
Retained deficit	(85,994)	(180,985)

Quicksilver stockholders’ equity	781,915	635,998
Noncontrolling interests	62,867	60,824

Total equity	844,782	696,822

	$3,906,699	$3,612,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands — Unaudited

	Quicksilver Resources Inc. Stockholders
				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Treasury	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Stock	Income	(Deficit)	Interests	Total

Balances at December 31, 2008	$1,717	$656,958	$(35,441)	$185,104	$376,488	$26,737	$1,211,563
Net income (loss)	-	-	-	-	(590,741)	2,982	(587,759)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $45,138	-	-	-	(96,987)	-	-	(96,987)
Net change in derivative fair value, net of income tax of $53,212	-	-	-	112,304	-	-	112,304
Foreign currency translation adjustment	-	-	-	6,782	-	-	6,782
Issuance and vesting of stock compensation	22	10,389	(627)	-	-	812	10,596
Stock option exercises	-	80	-	-	-	-	80
Distributions paid on KGS common units	-	-	-	-	-	(4,896)	(4,896)

Balances at June 30, 2009	$1,739	$667,427	$(36,068)	$207,203	$(214,253)	$25,635	$651,683

Balances at December 31, 2009	$1,745	$730,265	$(36,363)	$121,336	$(180,985)	$60,824	$696,822
Net income	-	-	-	-	94,991	6,353	101,344
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $38,226	-	-	-	(72,358)	-	-	(72,358)
Net change in derivative fair value, net of income tax of $56,906	-	-	-	112,693	-	-	112,693
Foreign currency translation adjustment	-	-	-	(2,755)	-	-	(2,755)
Issuance and vesting of stock compensation	8	10,187	(4,804)	-	-	190	5,581
Stock option exercises	2	1,207	-	-	-	-	1,209
Issuance of KGS common units	-	6,746	-	-	-	4,308	11,054
Distributions paid on KGS common units	-	-	-	-	-	(8,808)	(8,808)

Balances at June 30, 2010	$1,755	$748,405	$(41,167)	$158,916	$(85,994)	$62,867	$844,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income (loss)	$101,344	$(587,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	97,426	110,662
Impairment related to oil and gas properties	-	967,126
Deferred income tax expense (benefit)	52,243	(331,321)
Stock-based compensation	11,529	11,223
Non-cash (gain) loss from hedging and derivative activities	(27,852)	5,544
Non-cash interest expense	10,178	35,848
Non-cash gain on sale of BBEP units	(35,426)	-
(Income) loss from BBEP in excess of cash distributions, net of impairment	826	(7,915)
Other	(469)	420
Changes in assets and liabilities
Accounts receivable	22,858	89,580
Derivative assets at fair value	18,682	54,896
Other assets	(11,144)	(4,266)
Accounts payable	(20,169)	(25,864)
Accrued and other liabilities	26,481	(7,833)

Net cash provided by operating activities	246,507	310,341

Investing activities:
Purchases of property, plant and equipment	(356,402)	(441,184)
Proceeds from sales of property and equipment	864	233,488

Net cash used for investing activities	(355,538)	(207,696)

Financing activities:
Issuance of debt	540,032	1,020,750
Repayments of debt	(409,613)	(1,144,031)
Debt issuance costs paid	(109)	(22,802)
Gas Purchase Commitment assumed	-	46,628
Gas Purchase Commitment repayments	(16,592)	-
Issuance of KGS common units - net of offering costs	11,054	-
Distributions paid on KGS common units	(8,808)	(4,896)
Proceeds from exercise of stock options	1,209	80
Taxes paid by KGS for equity-based compensation vesting	(1,144)	(63)
Purchase of treasury stock for stock-based compensation vesting	(4,804)	(627)

Net cash provided by (used for) financing activities	111,225	(104,961)

Effect of exchange rate changes in cash	(671)	125

Net increase (decrease) in cash and cash equivalents	1,523	(2,191)
Cash and cash equivalents at beginning of period	1,785	2,848

Cash and cash equivalents at end of period	$3,308	$657

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Unaudited
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
Recently Issued Accounting Standards
     Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.
2. DERIVATIVES AND FAIR VALUE MEASUREMENTS
     The following table shows the level of inputs used in our fair value calculations of our derivative instruments at June 30, 2010 and December 31, 2009:

	Significant Other Observable
	Inputs - Level 2
	June 30,	December 31,
	2010	2009
	(in thousands)
Commodity contracts	$193,394	$107,881
Interest rate contracts	13,240	4,108
Gas Purchase Commitment	(6,161)	(6,625)

Total	$200,473	$105,364

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
Commodity Price Derivatives
     As of June 30, 2010, we had price collars and fixed price swaps that hedge 200 MMcfd, 150 MMcfd and 90 MMcfd of our anticipated natural gas production for 2010, 2011 and 2012, respectively. We also have fixed price swaps that hedge 30 MMcfd of our anticipated natural gas production for 2013 through 2015. A portion of our anticipated 2010 and 2011 NGL production has been hedged with fixed price swaps that cover 10 MBbld and 8 MBbld, respectively.
     The increase in carrying value of our commodity price derivatives since December 31, 2009 principally resulted from the overall decline in market prices for natural gas and NGLs relative to the prices of our open derivative instruments. Additional derivatives entered into further increased the carrying value. Monthly settlements received during 2010 have partially offset these increases.

Interest Rate Derivatives
     In February 2010, we executed the early settlement of the 2009 interest rate swaps that hedged our senior notes due 2015 and our senior subordinated notes. We received cash of $18.0 million in the settlement, including $3.7 million for interest previously accrued and earned, and recognized an adjustment of $14.3 million to the carrying value of the debt. In February 2010, we entered into new interest swaps to hedge the same debt instruments. In May 2010, we executed an early settlement of a portion of the 2010 interest rate swaps. We received cash of $6.8 million in the settlement, including $2.4 million for interest previously accrued and earned, and recognized an additional adjustment of $4.4 million to the carrying value of the debt. These two settlements, totaling $18.7 million, will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments currently scheduled as follows:

(In thousands)

2010 (1)	$2,263
2011	2,899
2012	3,142
2013	3,404
2014	3,689
2015	2,908
2016	377

$18,682

(1)	Through June 30, 2010, we have recognized $0.9 million of the early settlements as a reduction of interest expense.
     As of June 30, 2010, our remaining interest swaps, entered into during February 2010, cover $295 million of our senior notes due 2015 and $155 million of our senior subordinated notes. The interest rate swaps convert the interest paid on those issues from a fixed to a floating rate indexed to six-month LIBOR. The maturity dates and all other significant terms are the same as those of the underlying debt. As a result, the remaining 2010 interest rate swaps qualify for accounting treatment as fair value hedges. The value of the remaining 2010 interest rate swaps, excluding the net interest accrual, amounted to a net asset of $13.2 million as of June 30, 2010. The offsetting fair value adjustment to the debt hedged decreased the carrying value of the debt. There was no ineffectiveness recorded in connection with the remaining 2010 interest rate swaps. The average effective interest rates on the senior notes due 2015 and the senior subordinated notes, including all interest earned from both the early settled and open interest rate swaps, were approximately 5.52% and 4.25%, respectively, for the first half of 2010.
     In July 2010, we executed the early settlement of our remaining 2010 interest rate swaps. We received cash of $16.7 million, including $4.6 million for interest previously accrued and earned. We will recognize the remaining $12.1 million as an adjustment to the carrying value of the debt that will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments.
Gas Purchase Commitment
     The Gas Purchase Commitment, which is effective through December 31, 2010, contains an embedded derivative revalued for changes to estimated volumes and prices from June 19, 2009 to June 30, 2010. At June 30, 2010, we have estimated the remaining liability at $33.7 million, including an embedded derivative liability for cumulative changes in estimates since inception of $6.2 million. The derivative reflects a 3.3 Bcf reduction of the total estimated volumes we expect to purchase under the commitment offset by a decrease in market prices over the remaining commitment period compared with our December 31, 2009 estimate. The following summarizes 2010 activity to the Gas Purchase Commitment:

(In thousands)

Liability fair value at December 31, 2009	$50,744
Decrease due to gas volumes purchased	(16,592)
Embedded derivative increase (decrease) due to:
Price changes	8,930
Volume changes	(9,394)

Total increase (decrease) in embedded derivative	(464)

Liability fair value at June 30, 2010 (1)	$33,688

(1)	The liability for the Gas Purchase Commitment was valued using estimated Eni production volumes through December 2010 and published future market prices and risk-adjusted interest rates as of June 30, 2010.

     The estimated fair value of our derivatives at June 30, 2010 and December 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Derivatives designated as hedges:
Commodity contracts reported in:
Current derivative assets	$137,473	$97,883	$1,107	$638
Noncurrent derivative assets	57,028	11,031	-	-
Current derivative liabilities	-	243	-	638
Interest rate contracts reported in:
Current derivative assets	2,505	712	-	-
Noncurrent derivative assets	10,735	3,396	-	-

Total derivatives designated as hedges	$207,741	$113,265	$1,107	$1,276

Derivatives not designated as hedges:
Gas Purchase Commitment reported in accrued liabilities	$-	$-	$6,161	$6,625

Total derivatives not designated as hedges	$-	$-	$6,161	$6,625

Total derivatives	$207,741	$113,265	$7,268	$7,901

     The changes in the carrying value of our derivatives for the three and six months ended June 30, 2010 and 2009 are presented below:

	For the Three Months Ended June 30, 2010
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at March 31, 2010	$(23,263)	$(5,030)	$230,718	$202,425
Net change in amounts receivable/payable	-	209	1,362	1,571
Net settlements reported in revenue	-	-	(57,076)	(57,076)
Net settlements reported in interest expense	-	(4,267)	-	(4,267)
Cash settlements reported in long-term debt	-	(4,422)	-	(4,422)
Change in fair value of Gas Purchase Commitment
reported in costs of purchased gas	17,102	-	-	17,102
Change in fair value of effective interest swaps	-	26,750	-	26,750
Ineffectiveness reported in other revenue	-	-	(2,983)	(2,983)
Unrealized gains reported in OCI	-	-	21,373	21,373

Derivative fair value at June 30, 2010	$(6,161)	$13,240	$193,394	$200,473

	For the Three Months Ended June 30, 2009
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at March 31, 2009	$-	$-	$342,323	$342,323
Net change in amounts receivable/payable	-	768	-	768
Net settlements reported in revenue	-	-	(88,261)	(88,261)
Change in fair value of Gas Purchase Commitment
reported in costs of purchased gas	(3,818)	-	-	(3,818)
Change in fair value of effective interest swaps	-	(1,034)	-	(1,034)
Ineffectiveness reported in other revenue	-	-	(598)	(598)
Unrealized gains reported in OCI	-	-	4,083	4,083

Derivative fair value at June 30, 2009	$(3,818)	$(266)	$257,547	$253,463

	For the Six Months Ended June 30, 2010
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at December 31, 2009	$(6,625)	$4,108	$107,881	$105,364
Net change in amounts receivable/payable	-	(4,788)	(861)	(5,649)
Net settlements reported in revenue	-	-	(81,633)	(81,633)
Net settlements reported in interest expense	-	(6,237)	-	(6,237)
Cash settlements reported in long-term debt	-	(18,682)	-	(18,682)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	464	-	-	464
Change in fair value of effective interest swaps	-	38,839	-	38,839
Ineffectiveness reported in other revenue	-	-	(1,588)	(1,588)
Cash settlement reported in OCI	-	-	-	-
Unrealized gains reported in OCI	-	-	169,595	169,595

Derivative fair value at June 30, 2010	$(6,161)	$13,240	$193,394	$200,473

	For the Six Months Ended June 30, 2009
	Michigan	Gas Purchase	Interest Rate	Commodity
	Contract	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at December 31, 2008	$(12,901)	$-	$-	$290,719	$277,818
Net change in amounts receivable/payable	(3,518)	-	768	-	(2,750)
Net settlements	16,479	-	-	-	16,479
Net settlements reported in revenue	-	-	-	(142,125)	(142,125)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	-	(3,818)	-	-	(3,818)
Change in fair value of effective interest swaps	-	-	(1,034)	-	(1,034)
Ineffectiveness reported in other revenue	(60)	-	-	(1,666)	(1,726)
Cash settlement reported in OCI	-	-	-	(54,896)	(54,896)
Unrealized gains reported in OCI	-	-	-	165,516	165,516

Derivative fair value at June 30, 2009	$-	$(3,818)	$(266)	$257,548	$253,464

     Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings over the next twelve months would result in a gain of $89.4 million net of income taxes. An additional $17.4 million, net of income taxes, remains from the early settlement of the 2010 natural gas collar settled in 2009 and will be reclassified from AOCI into revenue during the remainder of 2010. Hedge derivative ineffectiveness resulted in losses of $1.6 million and $1.7 million recorded in other revenue for the six months ended June 30, 2010 and 2009, respectively.
3. INVESTMENT IN BREITBURN ENERGY PARTNERS L.P.
     We own approximately 17.7 million common units, or 33%, of BBEP, a publicly traded limited partnership, whose price closed at $14.93 per unit at June 30, 2010. Note 4 contains additional information regarding the use of 3.6 million BBEP common units as partial consideration in the acquisition of oil and gas properties in May 2010.

     We account for our investment in BBEP units using the equity method, utilizing a one-quarter lag from BBEP’s publicly available information. Summarized estimated financial information for BBEP is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Revenues (1)	$133,166	$127,939	$171,429	$571,186
Operating expenses	69,277	74,243	142,549	240,039

Operating income (loss)	63,889	53,696	28,880	331,147
Interest and other (2)	5,835	6,871	11,694	32,470
Income tax (benefit) expense	144	468	(1,030)	1,145
Noncontrolling interests	71	7	90	20

Net income attributable to BBEP	$57,839	$46,350	$18,126	$297,512

(1)	The three months ended March 31, 2010 and 2009 include commodity derivative unrealized gains of $39.9 million and unrealized losses of $4.1 million, respectively. The six months ended March 31, 2010 and 2009 include commodity derivative unrealized losses of $14.8 million and unrealized gains $342.3 million, respectively.

(2)	The three months ended March 31, 2010 and 2009 include interest rate swap derivative unrealized gains of $0.7 million and $1.0 million, respectively. The six months ended March 31, 2010 and 2009 include interest rate swap derivative unrealized gains of $2.4 million and $11.1 million, respectively.

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets	$155,455	$142,441
Property, plant and equipment	1,728,086	1,741,089
Other assets	98,523	87,499
Current liabilities	88,691	91,890
Long-term debt	523,000	559,000
Other non-current liabilities	79,604	91,338
Total equity	1,290,769	1,228,801
     For the six months ended June 30, 2010, we recognized income of $7.2 million, or approximately 40%, of BBEP’s income for the six months ended March 31, 2010. For the comparable 2009 period, we recognized income of $121.1 million and impairment expense of $102.1 million.
     Changes in the balance of our investment in BBEP for the six months ended June 30, 2010 were as follows:

(In thousands, except unit data)

Balance at December 31, 2009	$112,763
Equity income from BBEP	7,179
Distributions from BBEP	(8,005)
Conveyance of 3,619,901 BBEP units	(18,981)

Balance at June 30, 2010	$92,956

     Note 7 contains additional information regarding the April 2010 settlement of our lawsuit against BBEP and other parties.

4.  PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Oil and gas properties
Subject to depletion	$4,376,233	$3,947,676
Unevaluated costs	375,100	458,037
Accumulated depletion	(2,137,645)	(2,067,469)

Net oil and gas properties	2,613,688	2,338,244
Other plant and equipment
Pipelines and processing facilities	799,045	767,430
General properties	72,035	68,698
Construction in progress	23,533	17,693
Accumulated depreciation	(125,399)	(106,125)

Net other property and equipment	769,214	747,696

Property, plant and equipment, net of
accumulated depletion and depreciation	$3,382,902	$3,085,940

Ceiling Test Analysis
     Our U.S. and Canadian ceiling tests for the first and second quarters of 2010 resulted in no impairment of our U.S. or Canadian oil and gas properties.  The ceiling limitations were determined using internally prepared proved reserve reports using the unweighted average of the preceding 12-month first-day-of-the-month prices for natural gas, NGL and oil.
     In the first half of 2009, we recorded impairments of our U.S. and Canadian oil and gas properties that totaled $786.9 million and $109.6 million, respectively.  Lower period-end benchmark prices for natural gas, oil and NGL prices at March 31, 2009 and June 30, 2009 were the primary factor contributing to a reduction of the U.S. and Canadian ceiling limitations at March 31, 2009 and the Canadian ceiling limit at June 30, 2009.
     For additional information regarding our property, plant and equipment and our 2009 full cost ceiling impairments, see Note 10 to our consolidated financial statements in our 2009 Annual Report on Form 10-K.
Lake Arlington Acquisition
     On May 11, 2010, we completed the acquisition of an additional 25% working interest in our company-operated Lake Arlington Project.  We acquired the Lake Arlington assets, subject to customary adjustments as provided in the purchase and agreement, for which we conveyed $62.0 million in cash and 3,619,901 BBEP common units we had previously owned with a market value of $54.4 million to the seller on the date of closing.  We recognized a gain of $35.4 million as other income for the difference between our carrying value of $5.24 per BBEP unit and the fair value of $15.03 per BBEP unit.  We expect to finalize adjustments to the purchase price in the third quarter of 2010.

5.  LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Senior Secured Credit Facility	$493,234	$467,569
Senior notes due 2015, net of unamortized discount	470,415	469,964
Senior notes due 2016, net of unamortized discount	582,448	581,359
Senior notes due 2019, net of unamortized discount	293,254	293,004
Senior subordinated notes due 2016	350,000	350,000
Convertible debentures, net of unamortized discount	139,736	136,119
KGS credit agreement	226,800	125,400

Total debt	2,555,887	2,423,415
Unamortized deferred gain - terminated interest rate swaps	17,796	-
Fair value - interest rate swaps	13,240	4,108

Long-term debt	$2,586,923	$2,427,523

Senior Secured Credit Facility
     The $1.0 billion borrowing base on our Senior Secured Credit Facility was re-affirmed in May 2010.
Convertible Debentures
     The convertible debentures are contingently convertible into shares of Quicksilver common stock at a rate of 65.4418 shares for each $1,000 debenture, subject to adjustment.  In the event of conversion, we have the option to deliver either Quicksilver common stock, cash, or any combination thereof.  Should all debentures be converted to Quicksilver common stock, an additional 9,816,270 shares would become outstanding; however, as of July 1, 2010, the debentures were not convertible based on share prices for the quarter ended June 30, 2010.
     At June 30, 2010 and December 31, 2009, the remaining unamortized discount on the debentures was $10.3 million and $13.9 million, respectively, resulting in a carrying value of $139.7 million and $136.1 million, respectively.  The remaining discount will be accreted to face value through October 2011.  For the six months ended June 30, 2010 and 2009, interest expense on our convertible debentures, recognized at an effective interest rate of 6.75%, was $5.0 million and $4.8 million, respectively, including contractual interest of $1.4 million for each period.

Summary of All Outstanding Debt
     The following table summarizes significant aspects of our long-term debt:

	Priority on Collateral and Structural Seniority (1)						Recourse only to
	Highest priority					Lowest priority	KGS assets(2)
Equal priority
	Senior Secured	2015	2016	2019	Senior	Convertible	KGS Credit
	Credit Facility	Senior Notes	Senior Notes	Senior Notes	Subordinated Notes	Debentures	Agreement
Scheduled maturity date	February 9, 2012	August 1, 2015	January 1, 2016	August 15, 2019	April 1, 2016	November 1, 2024	August 10, 2012

Interest rate at June 30, 2010 (3)	3.44%	8.25%	11.75%	9.125%	7.125%	1.875%	3.49%

Base interest rate options (4)	LIBOR, ABR or specified (5)	N/A	N/A	N/A	N/A	N/A	LIBOR, ABR or specified (6)

Financial covenants (7)	- Minimum current ratio of 1.0	N/A	N/A	N/A	N/A	N/A	- Maximum debt to EBITDA ratio of 4.5

	- Minimum EBITDA to interest expense ratio of 2.5						- Minimum EBITDA to interest expense ratio of 2.5

Significant restrictive	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	N/A	- Incurrence of debt
covenants (7)	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens		- Incurrence of liens
	- Payment of dividends	- Payment of dividends	- Payment of dividends	- Payment of dividends	- Payment of dividends		- Equity purchases
	- Equity purchases	- Equity purchases	- Equity purchases	- Equity purchases	- Equity purchases		- Asset sales
	- Asset sales	- Asset sales	- Asset sales	- Asset sales	- Asset sales		- Limitations on
	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions		derivatives
- Limitations on derivatives

Estimated fair value (8)	$493.2 million	$469.1 million	$666.0 million	$304.5 million	$321.1 million	$152.6 million	$226.8 million

(1)	The Senior Secured Credit Facility is secured by a first perfected lien on substantially all our assets, excluding KGS’ assets. The other debt presented is based upon structural seniority and priority of payment.

(2)	The KGS Credit Facility is secured by a first perfected lien on substantially all KGS’ assets.

(3)	Represents the weighted average borrowing rate payable to lenders and excludes effects of interest rate derivatives.

(4)	Interest rate options include a base rate plus a spread.

(5)	Interest rate spreads on our Senior Secured Credit Facility include a floor to ABR of one-month LIBOR plus 1%, an ABR margin range of 1.125% to 2.125% and a Eurodollar and specified rate margin range of 2.00% to 3.00%.

(6)	Interest rate spreads on the KGS Credit Facility include a floor to ABR of one-month LIBOR plus 1%, an ABR margin range of 2.00% to 3.00% and a Eurodollar and specified rate margin range of 3.00% to 4.00%.

(7)	The covenant information presented in this table is qualified in all respects by reference to the full text of the covenants, terms and related definitions contained in the documents governing the various components of our debt.

(8)	The estimated fair value is determined based on market quotations on the balance sheet date for fixed rate obligations. We believe that debt with market-based interest rates has a fair value equal to its carrying value.
     For a more complete description of our long-term debt, see Note 13 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.

6.   ASSET RETIREMENT OBLIGATIONS
     The following table provides information about our estimated asset retirement obligation activity for the six months ended June 30, 2010.

(In thousands)

Beginning asset retirement obligations	$59,377
Incremental liability incurred	1,422
Accretion expense	1,513
Asset retirement costs incurred	(352)
Gain on settlement of liability	271
Currency translation adjustment	(488)

Ending asset retirement obligations	61,743
Less current portion	(109)

Long-term asset retirement obligations	$61,634

7.  COMMITMENTS AND CONTINGENCIES
     As of June 30, 2010, our estimate of total Eni Production volumes purchased under the Gas Purchase Commitment has been reduced 3.3 Bcf from our December 31, 2009 estimates and we determined our remaining liability to be $33.7 million, including an embedded derivative liability of $6.2 million.  Valuation of the liability was based on the most recent estimate of remaining 2010 Eni Production volumes and natural gas prices at June 30, 2010.
     In April 2010, we finalized a global settlement agreement with BBEP and all other parties to our lawsuit whereby we received $18.0 million in cash, which was recognized as other income in the second quarter of 2010.  Pursuant to the agreement, we also retained full voting rights for our units held in BBEP subject to the provisions of a limited standstill agreement and the ability to name two directors to the board of directors of BBEP’s general partner.  If we were to own less than 10% of the outstanding BBEP common units, one of the directors appointed by us would resign. BBEP also agreed to the reinstitution of quarterly distributions and other governance accommodations.
     In April 2010, Quicksilver entered into a lease of office space for a term of 12 years that is scheduled to commence August 2010.  Aggregate rentals over the life of the lease will total $29.8 million.
     In June 2010, we structured a portion of the credit support for our surety bonds to include a $15.0 million cash deposit reported in other current assets. We have the option to replace the cash deposit with a letter of credit in the future.  As of July 2010, our letters of credit were reduced to $25.2 million, which includes $13.9 million issued in support of surety bonds.
     There have been no other significant changes to our commitments and contingencies as reported in Note 16 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.

8.  NONCONTROLLING INTERESTS AND KGS
     In January 2010, the underwriters purchased an additional 549,200 newly issued common units for $11.0 million in connection with the KGS Secondary Offering.  After the underwriters’ purchase of additional units, our ownership of KGS was reduced to 61.0%.  As a result of the transaction, we recognized an increase of $6.7 million to “Additional Paid-in Capital” at that time.  In December 2009, KGS offered units to the public as part of its funding strategy for its acquisition of the Alliance Midstream Assets from us.  The acquisition was completed in January 2010 for an initial purchase price of $95.2 million, which was subsequently reduced to $84.4 million due to a purchase price adjustment based on timing of construction costs of the system.  KGS’ ownership, as of June 30, 2010, is summarized in the following table.

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
     In July 2010, we agreed to sell all of our interests in KGS to Crestwood.  The Crestwood Transaction will include the sale of a 100% ownership interest in Quicksilver Gas Services Holdings LLC, which owns (a) 5,696,752 common units of KGS, (b) 11,513,635 subordinated units of KGS representing limited partner interests in KGS and (c) 100% of the outstanding membership interests in Quicksilver Gas Services GP LLC including 469,949 general partner units in KGS and 100% of the outstanding incentive distribution rights in KGS.  Crestwood will also receive a $57 million subordinated promissory note issued to us by KGS with a carrying value of $57 million at June 30, 2010.  We expect to receive $701 million in cash at closing and up to $72 million in future earn-out payments in 2012 and 2013.  The Crestwood Transaction is expected to close in the fourth quarter 2010, subject to customary closing conditions.
9.  STOCK-BASED COMPENSATION
     Note 19 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains additional information about our equity-based compensation plans.
Quicksilver Stock Options
     Options to purchase shares of common stock were granted in 2010 with an estimated fair value of $8.9 million over the vesting period.  We recognized expense of $3.5 million for all unvested stock options in the first six months of 2010.
     We estimated the fair value of stock options granted in 2010 on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Stock
Options
Issued
Weighted average grant date fair value	$15.88
Weighted average grant date	Jan 4, 2010
Weighted average risk-free interest rate	3.00%
Expected life (in years)	6.0
Weighted average volatility	66.76%
Expected dividends	-

     The following table summarizes stock option activity during the six months ended June 30, 2010:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2009	3,014,441	$8.97
Granted	901,887	15.88
Exercised	(206,876)	5.85
Cancelled	(77,113)	8.70

Outstanding at June 30, 2010	3,632,339	$10.87	8.6	$11,414

Exercisable at June 30, 2010	1,096,610	$11.49	8.0	$3,967

Vested at June 30, 2010 or expected to vest in the future	3,548,324	$10.91

     Cash received from the exercise of stock options was $1.2 million for the six months ended June 30, 2010 and the total fair value of those options exercised was $1.9 million.
Quicksilver Restricted Stock and Restricted Stock Units
     The following table summarizes information regarding our restricted stock and RSU activity:

	Payable in stock		Payable in cash
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Shares	Fair Value	Stock Units	Fair Value
Outstanding at December 31, 2009	2,722,875	$10.33	328,695	$6.22
Granted	892,069	15.58	167,618	15.82
Vested	(1,084,214)	12.18	(109,602)	6.22
Cancelled	(68,737)	11.37	(47,995)	10.22

Outstanding at June 30, 2010	2,461,993	$11.39	338,716	$10.40

     At January 1, 2010, we had total unvested compensation cost of $15.1 million. During the first six months of 2010, we recognized compensation expense for all unvested restricted stock and RSUs of $6.7 million. Grants of restricted stock and stock-settled RSUs during the six months ended June 30, 2010 had an estimated grant date fair value of $13.9 million, which will be recognized as expense over the vesting period. Unrecognized compensation cost remaining at June 30, 2010 for restricted stock and stock-settled RSUs was $21.5 million, which will be recognized through March 2013. The fair value of unvested RSUs settled in cash was $3.7 million at June 30, 2010. The total fair value of restricted shares and RSUs vested during the six months ended June 30, 2010 was $13.1 million.
     Expense for all Quicksilver unvested stock-based compensation granted to our employees who become KGS employees will be recognized upon closing of the Crestwood Transaction. Grant date fair value for unvested stock options and restricted stock was $0.6 million and $0.4 million, respectively.

KGS Phantom Units
     The following table summarizes information regarding KGS phantom unit activity:

	Payable in units		Payable in cash
		Wtd Avg Grant Date		Wtd Avg Grant Date
	Units	Fair Value	Units	Fair Value
Outstanding at December 31, 2009	485,672	$12.75	33,240	$20.90
Granted	211,600	21.15	-	-
Vested	(179,886)	13.74	(1,956)	18.94
Cancelled	(763)	17.52	-	-

Outstanding at June 30, 2010	516,623	$15.83	31,284	$20.82

     At January 1, 2010, KGS had total unrecognized compensation cost of $2.9 million related to unvested phantom unit awards.  KGS recognized compensation expense of approximately $1.8 million during the six months ended June 30, 2010.  Grants of phantom units during the six months ended June 30, 2010 had an estimated grant date fair value of $4.5 million.
     KGS has unearned compensation expense of $4.4 million at June 30, 2010 that will be recognized in expense over the vesting period.  Phantom units that vested during the six months ended June 30, 2010 had a fair value of $2.5 million on their vesting date.  We will recognize $4.4 million of expense for all unvested KGS phantom units upon closing of the Crestwood Transaction in accordance with the terms of KGS’ amended 2007 Equity plan.
10.  EARNINGS PER SHARE
The following is a reconciliation of the components used to compute basic and diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Net income (loss) attributable to Quicksilver	$86,803	$(21,762)	$94,991	$(590,741)
Impact of assumed conversions - interest on 1.875%
convertible debentures, net of income taxes (1)	1,787	-	3,552	-

Income (loss) available to stockholders assuming
conversion of convertible debentures	$88,590	$(21,762)	$98,543	$(590,741)

Weighted average common shares - basic	170,290	169,009	170,225	168,894
Effect of dilutive securities(1):
Employee stock options	766	-	814	-
Employee stock unit awards	-	-	-	-
Contingently convertible debentures	9,816	-	9,816	-

Weighted average common shares - diluted	180,872	169,009	180,855	168,894

Earnings (loss) per common share - basic	$0.51	$(0.13)	$0.56	$(3.50)
Earnings (loss) per common share - diluted	$0.49	$(0.13)	$0.54	$(3.50)

(1)	For the three and six months ended June 30, 2009, the effects of 9.8 million shares for our convertible debt and stock options and unvested restricted stock units representing 0.9 million shares were antidilutive and excluded from the diluted share calculations. For the three and six months ended June 30, 2010, the effects of stock options and unvested restricted stock units representing 1.3 million shares were antidilutive and excluded from the diluted share calculations.

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
     The Crestwood Transaction will result in the sale of all unrestricted non-guarantor subsidiaries.

	June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$239,863	$85,189	$47,595	$(109,425)	$263,222	$4,935	$(20,246)	$247,911
Property and equipment	2,246,197	128,527	499,328	-	2,874,052	508,850	-	3,382,902
Investment in subsidiaries (equity method)	551,333	152,319	-	(458,377)	245,275	-	(152,319)	92,956
Other assets	219,129	-	9,104	-	228,233	8,624	(53,927)	182,930

Total assets	$3,256,522	$366,035	$556,027	$(567,802)	$3,610,782	$522,409	$(226,492)	$3,906,699

LIABILITIES AND EQUITY
Current liabilities	$323,078	$108,751	$15,593	$(109,425)	$337,997	$16,176	$(20,246)	$333,927
Long-term liabilities	2,151,529	21,715	317,626	-	2,490,870	291,047	(53,927)	2,727,990
Quicksilver stockholders’ equity	781,915	235,569	222,808	(458,377)	781,915	152,319	(152,319)	781,915
Noncontrolling interests	-	-	-	-	-	62,867	-	62,867

Total liabilities and equity	$3,256,522	$366,035	$556,027	$(567,802)	$3,610,782	$522,409	$(226,492)	$3,906,699

	December 31, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$313,485	$394	$42,622	$(121,580)	$234,921	$2,268	$(17,251)	$219,938
Property and equipment	1,980,053	131,862	491,528	-	2,603,443	482,497	-	3,085,940
Investment in subsidiaries (equity method)	549,200	230,221	-	(436,437)	342,984	-	(230,221)	112,763
Other assets	235,304	-	3,112	-	238,416	9,067	(53,242)	194,241

Total assets	$3,078,042	$362,477	$537,262	$(558,017)	$3,419,764	$493,832	$(300,714)	$3,612,882

LIABILITIES AND EQUITY
Current liabilities	$349,415	$116,298	$25,321	$(121,580)	$369,454	$14,457	$(17,251)	$366,660
Long-term liabilities	2,092,629	11,843	309,840	-	2,414,312	188,330	(53,242)	2,549,400
Quicksilver stockholders’ equity	635,998	234,336	202,101	(436,437)	635,998	230,221	(230,221)	635,998
Noncontrolling interests	-	-	-	-	-	60,824	-	60,824

Total liabilities and equity	$3,078,042	$362,477	$537,262	$(558,017)	$3,419,764	$493,832	$(300,714)	$3,612,882

	For the Three Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$195,394	$1,566	$28,700	$(629)	$225,031	$27,194	$(23,655)	$228,570
Operating expense	103,657	2,470	23,797	(629)	129,295	14,063	(23,655)	119,703
Equity in net earnings of subsidiaries	5,544	6,172	-	(5,544)	6,172	-	(6,172)	-

Operating income	97,281	5,268	4,903	(5,544)	101,908	13,131	(6,172)	108,867
Income from earnings of BBEP	23,168	-	-	-	23,168	-	-	23,168
Interest expense and other	11,658	-	(1,785)	-	9,873	(2,945)	-	6,928
Income tax (expense) benefit	(45,304)	(1,843)	(999)	-	(48,146)	(73)	-	(48,219)

Net income	$86,803	$3,425	$2,119	$(5,544)	$86,803	$10,113	$(6,172)	$90,744
Net income attributable to noncontrolling interests	-	-	-	-	-	(3,941)	-	(3,941)

Net income attributable Quicksilver	$86,803	$3,425	$2,119	$(5,544)	$86,803	$6,172	$(6,172)	$86,803

	For the Three Months Ended June 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$157,389	$185	$47,324	$(110)	$204,788	$23,340	$(22,087)	$206,041
Operating expense	112,301	1,154	90,946	(110)	204,291	13,015	(21,838)	195,468
Equity in net earnings of subsidiaries	(31,157)	5,704	-	31,157	5,704	-	(5,704)	-

Operating income (loss)	13,931	4,735	(43,622)	31,157	6,201	10,325	(5,953)	10,573
Income from earnings of BBEP	19,016	-	-	-	19,016	-	-	19,016
Interest expense and other	(64,606)	1,191	(2,709)	-	(66,124)	(2,242)	(570)	(68,936)
Income tax (expense) benefit	9,897	(2,074)	11,322	-	19,145	(248)	-	18,897
Discontinued operations	-	-	-	-	-	(819)	819	-

Net income (loss)	$(21,762)	$3,852	$(35,009)	$31,157	$(21,762)	$7,016	$(5,704)	$(20,450)

Net income attributable to noncontrolling interests	-	-	-	-	-	(1,312)	-	(1,312)

Net income (loss) attributable to Quicksilver	$(21,762)	$3,852	$(35,009)	$31,157	$(21,762)	$5,704	$(5,704)	$(21,762)

	For the Six Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$377,894	$3,211	$64,549	$(1,325)	$444,329	$51,933	$(45,534)	$450,728
Operating expenses	231,498	4,353	47,142	(1,325)	281,668	29,882	(45,534)	266,016
Equity in net earnings of subsidiaries	16,146	9,949	-	(16,146)	9,949	-	(9,949)	-

Operating income (loss)	162,542	8,807	17,407	(16,146)	172,610	22,051	(9,949)	184,712
Income from earnings of BBEP	7,179	-	-	-	7,179	-	-	7,179
Interest expense and other	(28,401)	-	(3,222)	-	(31,623)	(5,623)	-	(37,246)
Income tax (expense) benefit	(46,329)	(3,082)	(3,764)	-	(53,175)	(126)	-	(53,301)

Net income (loss)	$94,991	$5,725	$10,421	$(16,146)	$94,991	$16,302	$(9,949)	$101,344
Net income attributable to noncontrolling interests	-	-	-	-	-	(6,353)	-	(6,353)

Net income (loss) attributable to Quicksilver	$94,991	$5,725	$10,421	$(16,146)	$94,991	$9,949	$(9,949)	$94,991

	For the Six Months Ended June 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$294,996	$217	$93,138	$(34)	$388,317	$47,304	$(43,648)	$391,973
Operating expenses	1,004,499	1,438	219,839	(34)	1,225,742	24,752	(43,402)	1,207,092
Equity in net earnings of subsidiaries	(88,798)	13,428	-	88,798	13,428	-	(13,428)	-

Operating income	(798,301)	12,207	(126,701)	88,798	(823,997)	22,552	(13,674)	(815,119)
Income from earnings of BBEP	19,016	-	-	-	19,016	-	-	19,016
Interest expense and other	(101,157)	2,575	(4,109)	-	(102,691)	(4,477)	(1,208)	(108,376)
Income tax (expense) benefit	289,701	(5,174)	32,404	-	316,931	(211)	-	316,720
Discontinued operations	-	-	-	-	-	(1,454)	1,454	-

Net income	$(590,741)	$9,608	$(98,406)	$88,798	$(590,741)	$16,410	$(13,428)	$(587,759)
Net income attributable to
noncontrolling interests	-	-	-	-	-	(2,982)	-	(2,982)

Net income attributable to Quicksilver	$(590,741)	$9,608	$(98,406)	$88,798	$(590,741)	$13,428	$(13,428)	$(590,741)

	For the Six Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operating activities	$187,555	$100	$43,850	$-	$231,505	$26,749	$(11,747)	$246,507
Purchases of property, plant and equipment	(271,897)	(100)	(46,987)	-	(318,984)	(34,845)	(2,573)	(356,402)
Distribution to parent	80,276	-	-	-	80,276	(80,276)	-	-
Proceeds from sales of property and equipment	864	-	-	-	864	-	-	864

Net cash flow used for investing activities	(190,757)	(100)	(46,987)	-	(237,844)	(115,121)	(2,573)	(355,538)
Issuance of debt	376,000	-	39,532	-	415,532	124,500	-	540,032
Repayments of debt	(352,500)	-	(34,013)	-	(386,513)	(23,100)	-	(409,613)
Debt issuance costs	(109)	-	-	-	(109)	-	-	(109)
Gas Purchase Commitment - net	(16,592)	-	-	-	(16,592)	-	-	(16,592)
Issuance of KGS common units	-	-	-	-	-	11,054	-	11,054
Distributions to parent	-	-	-	-	-	(14,320)	14,320	-
Distributions to noncontrolling interests	-	-	-	-	-	(8,808)	-	(8,808)
Proceeds from exercise of stock options	1,209	-	-	-	1,209	-	-	1,209
Treasury transactions - equity	(4,804)	-	-	-	(4,804)	(1,144)	-	(5,948)

Net cash flow provided by financing activities	3,204	-	5,519	-	8,723	88,182	14,320	111,225
Effect of exchange rates on cash	-	-	(671)	-	(671)	-	-	(671)

Net decrease in cash and equivalents	2	-	1,711	-	1,713	(190)	-	1,523
Cash and equivalents at beginning of period	5	-	1,034	-	1,039	746	-	1,785

Cash and equivalents at end of period	$7	$-	$2,745	$-	$2,752	$556	$-	$3,308

	For the Six Months Ended June 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operations	$184,519	$20,495	$85,310	$-	$290,324	$33,249	$(13,232)	$310,341
Purchases of property, plant and equipment	(316,015)	(20,495)	(68,894)	-	(405,404)	(35,780)	-	(441,184)
Proceeds from sales of property and equipment	232,720	-	768	-	233,488	-	-	233,488

Net cash flow used for investing activities	(83,295)	(20,495)	(68,126)	-	(171,916)	(35,780)	-	(207,696)
Issuance of debt	946,302	-	42,948	-	989,250	31,500	-	1,020,750
Repayments of debt	(1,073,605)	-	(59,926)	-	(1,133,531)	(10,500)	-	(1,144,031)
Debt issuance costs	(21,677)	-	(1,125)	-	(22,802)	-	-	(22,802)
Gas Purchase Commitment assumed	46,628	-	-	-	46,628	-	-	46,628
Distributions to parent	-	-	-	-	-	(13,232)	13,232	-
Distributions to noncontrolling interests	-	-	-	-	-	(4,896)	-	(4,896)
Proceeds from exercise of stock options	80	-	-	-	80	-	-	80
Treasury transactions - equity	(627)	-	-	-	(627)	(63)	-	(690)

Net cash flow provided by (used for) financing activities	(102,899)	-	(18,103)	-	(121,002)	2,809	13,232	(104,961)
Effect of exchange rates on cash	-	-	125	-	125	-	-	125

Net decrease in cash and equivalents	(1,675)	-	(794)	-	(2,469)	278	-	(2,191)
Cash and equivalents at beginning of period	1,679	-	866	-	2,545	303	-	2,848

Cash and equivalents at end of period	$4	$-	$72	$-	$76	$581	$-	$657

12. SEGMENT INFORMATION
     We operate in two geographic segments, the United States and Canada, where we are engaged in the exploration and production segment of the oil and gas industry.  Additionally, we operate in the midstream segment, where we provide natural gas processing and gathering services in the United States, predominantly through KGS.  Revenue earned by KGS for the processing and gathering of Quicksilver gas are eliminated on a consolidated basis as are the fees paid for these services by Quicksilver on producing properties.  We evaluate performance based on operating income and property and equipment costs incurred.
     Based upon our board of directors’ approval of the Crestwood Transaction, our historical financial statements to be contained in our September 30, 2010 Report on Form 10-Q will reflect KGS’ financial information as discontinued operations, which similarly will cause the cessation of reporting KGS’ financial information within the midstream caption within our segment disclosures.

	Exploration & Production			Corporate		Quicksilver
	United States	Canada	Midstream	and Other	Elimination	Consolidated
	(In thousands)
For the Three Months Ended June 30, 2010
Revenues	$195,395	$28,701	$28,181	$-	$(23,707)	$228,570
Depletion, depreciation and accretion	31,708	11,152	7,356	453	-	50,669
Operating income	106,642	5,834	14,061	(17,670)	-	108,867
Property and equipment costs incurred	246,917	4,550	9,317	1,347	-	262,131

For the Three Months Ended June 30, 2009
Revenues	$152,051	$47,209	$24,386	$5,217	$(22,822)	$206,041
Depletion, depreciation and accretion	34,490	9,671	6,323	482	-	50,966
Operating income	70,725	(42,765)	11,084	(28,471)	-	10,573
Property and equipment costs incurred	90,422	13,738	30,383	1,130	-	135,673

For the Six Months Ended June 30, 2010
Revenue	$377,894	$64,549	$53,985	$-	$(45,700)	$450,728
Depletion, depreciation and accretion	59,656	22,437	14,413	920	-	97,426
Operating income	178,921	19,267	25,183	(38,659)	-	184,712
Property and equipment costs incurred	324,284	35,134	36,951	1,967	-	398,336

For the Six Months Ended June 30, 2009
Revenue	$289,779	$93,138	$49,394	$5,217	$(45,555)	$391,973
Depletion, depreciation and accretion	78,381	19,964	11,509	808	-	110,662
Operating income	(669,154)	(124,841)	24,819	(45,943)	-	(815,119)
Property and equipment costs incurred	228,053	56,516	48,280	1,656	-	334,505

Property, Plant and Equipment-net
June 30, 2010	$2,244,634	$499,328	$637,376	$1,564	$-	$3,382,902
December 31, 2009	1,968,430	491,528	614,359	11,623	-	3,085,940
13. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid (received) for interest and income taxes is as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Interest	$58,519	$85,772
Income taxes	(6,917)	(41,265)
     Other non-cash transactions include:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Working capital related to acquisition of property, plant and equipment	$102,878	$111,868
Conveyance of 3,619,901 BBEP common units for producing properties	54,407	-

14.  RELATED-PARTY TRANSACTIONS
     As of June 30, 2010, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Thomas F. Darden, Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
     Quicksilver and its associated entities paid $0.5 million in the first six months of both 2010 and 2009 for rent on buildings owned or property services performed by entities affiliated with Mercury.  Rental rates have been determined based on comparable rates charged by third parties.
     We paid $0.2 million during the first six months of both 2010 and 2009 for use of an airplane owned by an entity controlled by members of the Darden family.  Usage rates are determined based on comparable rates charged by third parties.
     Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services during the first six months of 2010 and 2009 each totaled $0.2 million.
     In connection with our lease of office space, beginning in August 2010, an entity affiliated with Mercury expects to receive a $1.3 million commission from the lessor.

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
EXECUTIVE OVERVIEW
     We are an independent energy company engaged primarily in exploration, development and production of unconventional natural gas onshore in North America.  We own producing oil and natural gas properties in the United States, principally in Texas, and in Alberta, Canada, where we had total estimated aggregate proved reserves of approximately 2.4 Tcfe at December 31, 2009.  We also have properties in the Horn River Basin of Northeast British Columbia and the Green River Basin of Colorado where we are exploring for additional reserves, but have recognized only immaterial proved reserves based upon drilling activity to date.  Additionally as of June 30, 2010, we own 61% of KGS, which we control and consolidate, and we own 33% of the limited partner units of BBEP, a publicly traded oil and natural gas exploration and production master limited partnership, which we account for using the equity method.
2010 HIGHLIGHTS
Lake Arlington Acquisition
     In May 2010, we completed the acquisition of an approximate 25% working interest in our company-operated Lake Arlington Project.  We acquired the additional working interests in the Lake Arlington Project, subject to customary adjustments as provided in the purchase agreement, for which we conveyed $62.0 million in cash and 3,619,901 of the BBEP common units we owned to the seller on the date of closing.  The acquired interests include proved natural gas reserves of approximately 125 Bcf of which 82% are proved developed.  We expect to finalize adjustments to the purchase price in the third quarter of 2010.  As a result of our conveyance of the 3.6 million BBEP common units for the acquired properties, we recognized a $35.4 million gain as other income in the second quarter of 2010.
BBEP Update
     In April 2010, we finalized a global settlement agreement with BBEP and all other parties to our lawsuit whereby we received $18.0 million in cash.  Pursuant to the agreement, we retained full voting rights for our units held in BBEP subject to the provisions of a limited standstill agreement and the ability to name two directors to the board of directors of BBEP’s general partner.  BBEP also agreed to the reinstitution of the BBEP quarterly distributions and other governance accommodations.  The $18.0 million settlement was recognized as other income in the second quarter of 2010.  Additionally, we received a quarterly distribution of $8.0 million for the first quarter of 2010.  Completion of the Lake Arlington acquisition in May 2010 reduced our ownership of BBEP to 33%.
Crestwood Transaction
     In July 2010, we entered into a purchase agreement to sell all of our interests in KGS to Crestwood.  The Crestwood Transaction will include the sale of a 100% ownership interest in Quicksilver Gas Services Holdings LLC, which owns (a) 5,696,752 common units of KGS, (b) 11,513,635 subordinated units of KGS representing limited partner interests in KGS and (c) 100% of the outstanding membership interests in Quicksilver Gas Services GP LLC including 469,949 general partner units in KGS and 100% of the outstanding incentive distribution rights in KGS.  Crestwood will also purchase a $57 million subordinated promissory note issued to us by KGS.  We expect to receive $701 million in cash at closing and up to $72 million in future earn-out payments in 2012 and 2013.  The Crestwood Transaction is expected to close in the fourth quarter 2010, subject to customary closing conditions.
     Under the agreements governing the Crestwood Transaction, we have agreed for two years not to solicit employees of KGS and not to compete with KGS with respect to gathering, treating and processing of natural gas and the transportation of natural gas liquids in Denton, Hood, Somervell, Johnson, Tarrant, Parker, Bosque and Erath counties in Texas.  We will be entitled to appoint a director to KGS’ general partner’s board of directors until the later of the second anniversary of the closing and such time as we generate less than 50% of KGS’ consolidated revenue in any fiscal year.

     In connection with the closing of the Crestwood Transaction, we will provide transitional services to KGS for up to six months on customary terms.  We and KGS will also enter into an agreement for the joint development of areas governed by certain of our existing commercial agreements and amend certain of our existing commercial agreements.  The most significant amendments include extending the terms of all gathering agreements with KGS to 2020 and establishing a fixed gathering rate of $0.55 per MMcf in the Alliance gathering system.
2010 CAPITAL OUTLOOK
     Commodity prices, drilling and well completion costs and access to capital and services are the most significant drivers of our business.  As of the date of this report, natural gas prices have remained depressed and we continue to focus on ways to optimize our 2010 capital program.  Our 2010 capital program will also be influenced by the closing of the Crestwood Transaction, which will cause us to reduce our midstream program and to possibly redirect additional capital toward our exploration and production activities.  We currently expect that our 2010 capital program will total approximately $470 million, excluding acquisitions.  Our focus remains on the continued development of our properties in the Barnett Shale and exploration in the Horn River and Greater Green River Basins.  For 2010, we expect to spend approximately $393 million for exploration and development activities.  Our 2010 capital program has $75 million for midstream facilities of which $22 million will be spent in the Horn River Basin in Canada and $53 million will be spent in the U.S. directly by KGS prior to the closing of the Crestwood Transaction. On a regional basis, approximately $390 million is forecasted to be spent in Texas to drill approximately 80 net wells on operated properties, to complete and tie-in approximately 105 net wells and on midstream infrastructure.  Canadian spending for 2010 is forecasted to be approximately $73 million chiefly to explore the Horn River Basin and develop midstream infrastructure and, to a lesser extent, maintain current production levels in our CBM projects in Alberta.  The remaining capital program is spread among our other operating areas.
     Our remaining 2010 capital program described above is dynamic and there are a number of factors that could affect our decision to invest capital.  Commodity prices, well costs, hedging programs and program performance are a few factors that individually or in combination could change the scale or relative allocation of our remaining capital program for 2010.
RESULTS OF OPERATIONS – Three Months Ended June 30, 2010 and 2009
     The following discussion compares the results of operations for the three months ended June 30, 2010 and 2009, or the 2010 quarter and 2009 quarter, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production Revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Texas	$74.5	$52.1	$37.3	$32.7	$3.1	$3.9	$114.9	$88.7
Other U.S.	0.5	0.1	0.3	-	2.4	2.0	3.2	2.1
Hedging	67.9	61.2	(4.0)	-	-	-	63.9	61.2

Total U.S.	142.9	113.4	33.6	32.7	5.5	5.9	182.0	152.0
Alberta	21.2	20.3	-	-	-	-	21.2	20.3
British Columbia	1.9	-	-	-	-	-	1.9	-
Hedging	6.5	27.0	-	-	-	-	6.5	27.0

Total Canada	29.6	47.3	-	-	-	-	29.6	47.3

Total Company	$172.5	$160.7	$33.6	$32.7	$5.5	$5.9	$211.6	$199.3

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	205.5	169.0	11,762	14,818	461	805	278.8	262.7
Other U.S.	1.4	0.2	52	15	403	428	4.2	3.0

Total U.S.	206.9	169.2	11,814	14,833	864	1,233	283.0	265.7
Alberta	60.8	65.6	5	4	-	5	60.8	65.6
British Columbia	6.1	-	-	-	-	-	6.1	-

Total Canada	66.9	65.6	5	4	-	5	66.9	65.6

Total Company	273.8	234.8	11,819	14,837	864	1,238	349.9	331.3

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$3.99	$3.39	$34.90	$24.20	$72.96	$53.45	$4.53	$3.71
Other U.S.	3.73	3.00	60.09	34.49	67.11	50.75	8.55	7.82
Hedging - U.S.	3.61	3.97	(3.76)	-	-	-	2.48	2.53
Total U.S.	7.59	7.36	31.25	24.21	70.24	52.51	7.07	6.29
Alberta	3.84	3.40	62.58	52.00	-	45.01	3.84	3.40
British Columbia	3.49	-	-	-	-	-	3.49	-
Hedging - Canada	1.06	4.53	-	-	-	-	1.06	4.53
Total Canada	4.87	7.93	62.58	52.00	-	45.01	4.87	7.93

Total Company	$6.93	$7.52	$31.27	$24.22	$70.24	$52.48	$6.65	$6.61
     The following table summarizes the changes in our production revenue during the 2010 quarter compared with the 2009 quarter:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the quarter ended June 30, 2009	$160,701	$32,701	$5,913	$199,315
Volume variance	12,024	(6,653)	(1,785)	3,586
Hedge settlement variance	(13,912)	(4,040)	-	(17,952)
Price variance	13,722	11,619	1,397	26,738

Revenue for the quarter ended June 30, 2010	$172,535	$33,627	$5,525	$211,687

     Higher natural gas production and market prices in the 2010 quarter as compared to the 2009 quarter were partially offset by decreased revenue from hedge settlements for the 2010 quarter as compared to the 2009 quarter.  Canadian natural gas production increased primarily from new Horn River wells placed into service during the last half of 2009.  U.S. natural gas production was also higher because of new wells purchased or placed into service since the 2009 quarter despite lower production of 11.8 MMcfd due to the sale of 27.5% of our Alliance properties sold in 2009 and natural production declines from existing Fort Worth Basin wells.  The impact of an unaffiliated pipeline explosion in the Fort Worth Basin had no significant impact on our natural gas volumes for the 2010 quarter.
     The increase in NGL revenue was due to higher market prices partially offset by payments made to settle hedges during the 2010 quarter and a 21% decrease in Fort Worth Basin production for the 2010 quarter compared to the 2009 quarter.  NGL production decreased primarily because we have focused our capital spending in areas of the Barnett Shale where dry natural gas is prevalent.
     Utilization of derivatives to hedge our sales of natural gas, NGL and crude oil resulted in realized prices that varied from market prices received from the sale our production.  Our production revenue from natural gas, NGL and oil production was $70.4 million and $88.2 million higher because of our hedging activities for the 2010 quarter and the 2009 quarter, respectively.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Three Months Ended
	June 30,
	2010	2009
Sales of purchased natural gas:	(In thousands)
Purchases from Eni	$13,946	$474
Purchases from others	2,875	4,743

Total	16,821	5,217
Costs of purchased natural gas sold:
Purchases from Eni	17,883	903
Purchases from others	2,975	3,861
Unrealized valuation (gain) loss on
Gas Purchase Commitment	(17,102)	3,818

Total	3,756	8,582

Net sales and purchases of natural gas	$13,065	$(3,365)

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas because of our natural gas sales and purchases made under the Gas Purchase Commitment.  Natural gas purchases and sales made under the Gas Purchase Commitment began in June 2009 while the 2010 quarter includes three months of activity.  The Gas Purchase Commitment is more fully described in Note 2 to our condensed consolidated financial statements.

Oil and Gas Production Expense

	Three Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Texas		Mcfe		Mcfe
Cash expense	$26,226	$1.03	$20,747	$0.87
Equity compensation	218	0.01	212	0.01

	$26,444	$1.04	$20,959	$0.88

Other U.S.
Cash expense	$1,244	$3.30	$1,449	$5.39
Equity compensation	44	0.12	46	0.17

	$1,288	$3.42	$1,495	$5.56

Total U.S.
Cash expense	$27,470	$1.07	$22,196	$0.92
Equity compensation	262	0.01	258	0.01

	$27,732	$1.08	$22,454	$0.93

Alberta
Cash expense	$8,408	$1.52	$8,729	$1.46
Equity compensation	274	0.05	520	0.09

	$8,682	$1.57	$9,249	$1.55

British Columbia
Cash expense	$1,788	$3.20	$-	$-
Equity compensation	-	-	-	-

	$1,788	$3.20	$-	$-

Total Canada
Cash expense	$10,196	$1.67	$8,729	$1.46
Equity compensation	274	0.05	520	0.09

	$10,470	$1.72	$9,249	$1.55

Total Company
Cash expense	$37,666	$1.18	$30,925	$1.02
Equity compensation	536	0.02	778	0.03

	$38,202	$1.20	$31,703	$1.05

     The increase in U.S. production expense was primarily associated with the increase in production from new wells and the cost of operating additional compression in the Alliance area.
     Canadian production expense for the 2010 quarter increased from the 2009 quarter due to $1.8 million for costs to operate our Horn River wells that were placed into production in the third and fourth quarters of 2009.  Alberta production expense decreased only $0.6 million despite a $1.5 million reduction of production expense on a Canadian dollar-basis because of changes in U.S.-Canadian exchange rates for the 2010 quarter when compared to the 2009 quarter.  The Canadian dollar-basis expense decrease was primarily due to lower lease operating expense and processing fees.

Production and Ad Valorem Taxes

	Three Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Production taxes		Mcfe		Mcfe
U.S.	$2,696	$0.10	$1,463	$0.06
Canada	209	0.03	(83)	(0.01)

Total production taxes	2,905	0.09	1,380	0.05
Ad valorem taxes
U.S.	$4,948	$0.19	$5,566	$0.23
Canada	1,036	0.17	495	0.08

Total ad valorem taxes	5,984	0.19	6,061	0.20

Production and ad valorem tax expense	$8,889	$0.28	$7,441	$0.25

     Fort Worth Basin production tax increases were due to a 22% increase in realized prices before hedge settlements and a reduction in the number of new wells that qualified for exemptions or rate reductions.
Depletion, Depreciation and Accretion

	Three Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Depletion		Mcfe		Mcfe
U.S.	$30,411	$1.17	$32,809	$1.36
Canada	9,542	1.57	8,406	1.41

Total depletion	39,953	1.25	41,215	1.37
Depreciation of other fixed assets
U.S.	$8,781	$0.34	$8,208	$0.34
Canada	1,160	0.19	994	0.17

Total depreciation	9,941	0.31	9,202	0.31
Accretion	775	0.03	549	0.01

DD&A Expense	$50,669	$1.59	$50,966	$1.69

     Depletion expense for the 2010 quarter decreased slightly from the 2009 quarter due to a decrease in our depletion rates.  Higher production partially offset the depletion rate decrease, as did the increase in Canadian depletion that resulted from changes in U.S.-Canadian dollar exchange rates.  Both our U.S. and Canadian depletion rates have been impacted by impairment charges.  During 2009, total U.S and Canadian impairment charges of $786.9 million and $192.7 million were recognized including $70.6 million in the 2009 quarter, which significantly reduced the depletion rates.
General and Administrative Expense

	Three Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
General and administrative expense		Mcfe		Mcfe
Litigation settlement	$-	$-	$5,000	$0.17
Cash expense	12,143	0.38	14,849	0.49
Equity compensation	5,074	0.16	4,540	0.15

Total general and administrative expense	$17,217	$0.54	$24,389	$0.81

     We recognized expense of $5.0 million for litigation settlement in the 2009 quarter, but had none in the 2010 quarter.  In addition, legal and professional fees decreased $2.4 million for the 2010 quarter, primarily as a result of resolution and conclusion of our litigation with BBEP in April 2010.

BBEP-Related Income
     During the 2010 quarter, we recognized income of $23.2 million for equity earnings from our investment in BBEP based upon its reported earnings for the quarter ended March 31, 2010 as compared to income of $19.0 million recognized in the 2009 quarter.  BBEP continues to experience significant volatility in its net earnings due to changes in value of its derivative instruments for which it does not employ hedge accounting.
Other Income (Expense) – Net
     In the 2010 quarter, we finalized settlement of our litigation against BBEP and received $18.0 million from BBEP and another third party.  We also recognized a gain of $35.4 million from the conveyance of 3.6 million BBEP common units as partial consideration in the acquisition of additional working interests in our Lake Arlington Project in May 2010.  See Notes 4 and 7 to the condensed consolidated financial statements found in this quarterly report.
Interest Expense

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Interest costs on debt outstanding	$42,392	$37,924
Add: Non-cash interest (1)	5,103	4,587
Loss on early debt extinguishment	-	27,122
Less: Interest capitalized	(1,373)	(1,552)

Interest expense	$46,122	$68,081

(1) Amortization of deferred financing costs and original issue discounts
     Interest costs for the 2010 quarter were lower than the 2009 quarter primarily because of the absence of $27.1 million of interest expense related to debt retirement.  Settlements of our interest rate swaps further reduced interest expense by $4.4 million in the 2010 quarter when compared to the 2009 quarter.
Income Tax Expense

	Three Months Ended
	June 30,
	2010	2009
Income tax (benefit) expense (in thousands)	$48,219	$(18,897)
Effective tax rate	34.7%	48.0%
     Our provision for income taxes for the 2010 quarter increased from the 2009 quarter due to higher income before taxes.  The 48% effective tax rate for the 2009 quarter was the result of reductions to deferred Texas Margin tax because of recognition of book impairment charges.

RESULTS OF OPERATIONS – Six Months Ended June 30, 2010 and 2009
     The following discussion compares the results of operations for the six months ended June 30, 2010 and 2009, or the 2010 period and 2009 period, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production Revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Texas	$156.1	$124.8	$78.4	$58.0	$6.2	$7.2	$240.7	$190.0
Other U.S.	1.5	0.2	0.4	-	4.8	3.3	6.7	3.5
Hedging	116.2	96.1	(13.6)	-	-	-	102.6	96.1

Total U.S.	273.8	221.1	65.2	58.0	11.0	10.5	350.0	289.6
Alberta	50.1	47.1	0.1	0.1	-	-	50.2	47.2
British Columbia	5.0	-	-	-	-	-	5.0	-
Hedging	8.0	46.1	-	-	-	-	8.0	46.1

Total Canada	63.1	93.2	0.1	0.1	-	-	63.2	93.3

Total Company	$336.9	$314.3	$65.3	$58.1	$11.0	$10.5	$413.2	$382.9

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	189.5	173.1	11,514	14,072	467	911	261.4	263.0
Other U.S.	1.8	0.2	35	23	393	451	4.4	3.1

Total U.S.	191.3	173.3	11,549	14,095	860	1,362	265.8	266.1
Alberta	61.6	65.3	8	5	-	4	61.6	65.3
British Columbia	6.8	-	-	-	-	-	6.8	-

Total Canada	68.4	65.3	8	5	-	4	68.4	65.3

Total Company	259.7	238.6	11,557	14,100	860	1,366	334.2	331.4

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$4.55	$3.98	$37.63	$22.78	$73.30	$43.88	$5.09	$3.99
Other U.S.	4.52	3.42	66.51	14.11	67.78	40.18	8.41	6.13
Hedging - U.S.	3.36	3.06	(6.51)	-	-	-	2.13	1.99
Total U.S.	7.91	7.04	31.20	22.75	70.79	42.64	7.28	6.01
Alberta	4.49	3.99	68.69	58.49	-	47.25	4.50	3.99
British Columbia	4.09	-	-	-	-	-	4.09	-
Hedging - Canada	0.64	3.90	-	-	-	-	0.64	3.90
Total Canada	5.10	7.89	68.69	58.49	-	47.25	5.10	7.89

Total Company	$7.17	$7.28	$31.23	$22.77	$70.79	$42.65	$6.83	$6.38

     The following table summarizes the changes in our production revenue during the 2010 period compared with the 2009 period:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the six months ended June 30, 2009	$314,225	$58,097	$10,547	$382,869
Volume variance	15,242	(10,479)	(3,910)	853
Hedge settlement variance	(17,928)	(13,613)	-	(31,541)
Price variance	25,376	31,313	4,380	61,069

Revenue for the six months ended June 30, 2009	$336,915	$65,318	$11,017	$413,250

     Increases in 2010 period natural gas market prices compared to the 2009 period were partially offset by a decrease in revenue from hedge settlements for the 2010 period as compared to the 2009 period.  Canadian natural gas production increased primarily from new Horn River wells placed into service during the last half 2009.  An increase in U.S. natural gas volumes was the result of wells purchased or placed into service after June 2009 partially offset by the 14.1 MMcfd decrease in production from 27.5% of our Alliance properties sold in June 2009.
     The increase in NGL revenue was due to increased market prices partially offset by payments made to settle hedges during the 2010 period and an 18% decrease in Fort Worth Basin production for the 2010 period compared to the 2009 period.  NGL production decreased primarily because we have focused our capital spending in areas of the Barnett Shale where dry natural gas is prevalent.
     Utilization of derivatives to hedge our sales of natural gas, NGL and crude oil resulted in realized prices that varied from market prices received from the sale our production.  Our production revenue from natural gas, NGL and oil production was $110.6 million and $142.2 million higher because of our hedging activities for the 2010 period and the 2009 period, respectively.
     We expect our average production for the third and fourth quarters of 2010 to range between 365 MMcfed to 370 MMcfed and 395 MMcfed to 405 MMcfed, respectively. We currently anticipate our average production for all of 2010 will range between 355 MMcfed to 360 MMcfed.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Sales of purchased natural gas:
Purchases from Eni	$26,565	$474
Purchases from others	6,480	4,743

Total	33,045	5,217
Costs of purchased natural gas sold:
Purchases from Eni	30,401	903
Purchases from others	7,126	3,861
Unrealized valuation (gain) loss on
Gas Purchase Commitment	(464)	3,818

Total	37,063	8,582

Net sales and purchases of natural gas	$(4,018)	$(3,365)

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas.  Our purchases and sales of natural gas made under the Gas Purchase Commitment began in June 2009 while the 2010 period includes six months of activity.  The Gas Purchase Commitment is more fully described in Note 2 to our condensed consolidated financial statements.

Oil and Gas Production Expense

	Six Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Texas		Mcfe		Mcfe
Cash expense	$49,614	$1.05	$43,062	$0.91
Equity compensation	429	0.01	515	0.01

	$50,043	$1.06	$43,577	$0.92
Other U.S.
Cash expense	$3,208	$3.98	$3,280	$5.79
Equity compensation	86	0.11	97	0.17

	$3,294	$4.09	$3,377	$5.96
Total U.S.
Cash expense	$52,822	$1.10	$46,342	$0.96
Equity compensation	515	0.01	612	0.01

	$53,337	$1.11	$46,954	$0.97
Alberta
Cash expense	$16,684	$1.50	$15,804	$1.34
Equity compensation	601	0.05	1,116	0.09

	$17,285	$1.55	$16,920	$1.43
British Columbia
Cash expense	$3,569	$2.92	$-	$-
Equity compensation	-	-	-	-

	$3,569	$2.92	$-	$-
Total Canada
Cash expense	$20,253	$1.63	$15,804	$1.34
Equity compensation	601	0.05	1,116	0.09

	$20,854	$1.68	$16,920	$1.43
Total Company
Cash expense	$73,075	$1.21	$62,146	$1.03
Equity compensation	1,116	0.02	1,728	0.03

	$74,191	$1.23	$63,874	$1.06

     The increase in U.S. production expense was primarily associated additional production from new wells and the cost of operating additional compression in the Alliance area.
     Canadian production expense for the 2010 period increased from the 2009 period due to expense of $3.6 million to operate our Horn River wells in British Columbia that were placed into production in the last half of 2009.  Alberta production expense increased $0.4 million despite a $1.7 million reduction of production expense incurred on a Canadian dollar-basis caused by changes in U.S.-Canadian exchange rates for the 2010 period when compared to the 2009 period.  The Canadian dollar-basis expense decrease was primarily due to lower lease operating expense and processing fees.

Production and Ad Valorem Taxes

	Six Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Production taxes		Mcfe		Mcfe
U.S.	$4,919	$0.10	$2,582	$0.05
Canada	348	0.03	(96)	(0.01)

Total production taxes	5,267	0.09	2,486	0.04
Ad valorem taxes
U.S.	$10,462	0.22	$8,389	0.17
Canada	1,643	0.13	932	0.08

Total ad valorem taxes	12,105	0.20	9,321	0.16

Production and ad valorem tax expense	$17,372	$0.29	$11,807	$0.20

     Ad valorem tax increases were primarily because of the addition of wells and midstream facilities placed into service in the Fort Worth Basin over the past twelve months and the expiration of finite-lived tax abatements.  Fort Worth Basin production tax increases were due to a 28% increase in realized prices before hedge settlements and a reduction in the number of new wells that qualified for exemptions or rate reductions.
Depletion, Depreciation and Accretion

	Six Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Depletion		Mcfe		Mcfe
U.S.	$56,845	$1.17	$74,681	$1.55
Canada	19,316	1.56	17,509	1.48

Total depletion	76,161	1.25	92,190	1.54
Depreciation of other fixed assets
U.S.	$17,508	$0.36	$15,516	$0.32
Canada	2,243	0.18	1,818	0.15

Total depreciation	19,751	0.33	17,334	0.29
Accretion	1,514	0.03	1,138	0.01

Total DD&A	$97,426	$1.61	$110,662	$1.84

     Depletion expense for the 2010 period decreased from the 2009 period due to a decrease in our depletion rates.  Increased production partially offset the effects of lower depletion rates, as did a $2.7 million increase that resulted from changes in U.S.-Canadian dollar exchange rates. Both our U.S. and Canadian depletion rates have been impacted by impairment charges.  During 2009, total U.S and Canadian impairment charges of $786.9 million and $192.7 million were recognized during 2009, which significantly reduced the depletion rates.
     The increase in U.S. depreciation for the 2010 period as compared to the 2009 period was primarily associated with additions to U.S. field compression and midstream assets placed into service since June 30, 2009.

General and Administrative Expense

	Six Months Ended June 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
General and administrative expense		Mcfe		Mcfe
Litigation settlement	$-	$-	$5,000	$0.08
Cash expense	27,802	0.46	27,514	0.47
Equity compensation	9,938	0.16	9,256	0.15

Total general and administrative expense	$37,740	$0.62	$41,770	$0.70

     We recognized $5.0 million for litigation settlement in the 2009 period, but had none in the 2010 period.  Additionally, legal and professional fees decreased $2.8 million, primarily a result of the resolution and conclusion of our litigation with BBEP in April 2010.  Those decreases were partially offset by higher compensation expense of $3.8 million, including a $0.7 million increase in stock-based compensation expense.
BBEP-Related Income
     During the 2010 period, we recognized income of $7.2 million for equity earnings from our investment in BBEP based upon its reported earnings for the period ended March 31, 2010 as compared to income of $121.1 million recognized in the 2009 period.  BBEP continues to experience significant volatility in its net earnings due to changes in value of its derivative instruments for which it does not employ hedge accounting.
     For the 2009 period, we performed an impairment analysis that utilized the March 31, 2009 closing price of $6.53 per BBEP unit, which resulted in an aggregate fair value of $139.4 million for the portion of BBEP units that we owned.  The estimated fair value of our investment in BBEP was $102.1 million less than the $241.5 million carrying value of our investment in BBEP.  The $102.1 million difference was recognized as an impairment charge during the 2009 period.  A similar analysis was performed as of June 30, 2010, which resulted in no further impairment.  Note 5 to the condensed consolidated financial statements contains additional information regarding our investment in BBEP.
Other Income (Expense) – Net
     In the 2010 quarter, we finalized settlement of our litigation against BBEP and received $18.0 million from BBEP and another third party.  We also recognized a gain of $35.4 million from the conveyance of 3.6 million BBEP common units as consideration in the acquisition of additional working interests in our Lake Arlington Project in May 2010.  See Notes 4 and 7 to the condensed consolidated financial statements found in this quarterly report.
Interest Expense

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Interest costs on debt outstanding	$83,267	$75,297
Add: Non-cash interest (1)	10,178	8,726
Loss on early debt extinguishment	-	27,122
Less: Interest capitalized	(2,806)	(2,863)

Interest expense	$90,639	$108,282

(1) Amortization of deferred financing costs and original issue discounts
     Interest costs for the 2010 period were lower than the 2009 period primarily because of the absence of $27.1 million of expense related to the June 2009 early retirement of a portion of our debt.  Settlements of our interest rate swaps further reduced interest expense by $10.8 million in the 2010 period.

Income Tax Expense

	Six Months Ended June 30,
	2010	2009
Income tax (benefit) expense (in thousands)	$53,301	$(316,720)
Effective tax rate	34.5%	35.0%
     Our provision for income taxes for the 2010 period increased from the 2009 period due to higher income before taxes.  The effective tax rate for the 2010 period was 34.5%, which we expect to be our effective income tax rate for all of 2010.
Outlook for the Remainder of 2010
     Upon closing of the Crestwood Transaction, our consolidated expense will change from our 2010 historical trends because of the absence of KGS intercompany revenue earned from gathering and processing production and KGS’ operating expense.  Beginning with our September 30, 2010 Quarterly Report on Form 10-Q, all prior historical financial results will reflect KGS as discontinued operations.  The following summarizes, on a Mcfe-basis, historical and pro forma operating expense and other costs for the six months ended June 30, 2010 and their projected equivalents for the remaining six months of 2010.

	Six Months Ended
	June 30, 2010
	As		Remainder
	Reported	Pro Forma (1)	2010 (2)
	(Per Mcfe)
Oil and gas production expense	$1.23	$1.79	$1.65 to $1.70
Production and ad valorem taxes	0.29	0.24	$0.22 to $0.25
DD&A	1.61	1.43	$1.40 to $1.45
General and administrative	0.62	0.59	$0.45 to $0.50
Interest expense	1.50	1.34	$1.24 to $1.28

	5.25	5.39	$4.96 to $5.18
Income tax benefit on the above	(1.84)	(1.89)	($1.74 to $1.81)
Net income attributable to noncontrolling interests	0.11	-	-

Net loss from the above attributable to Quicksilver	$3.52	$3.50	$3.22 to $3.37

(1)	Assumes that the historical “as reported” expenses reflect KGS’ financial results as discontinued operations and that the interest expense from the Senior Secured Credit Facility is eliminated from the beginning of 2010.

(2)	Remainder of 2010 reflects the elimination of the interest on our Senior Secured Credit Facility beginning on October 1, 2010.
Quicksilver Resources Inc. and its Restricted Subsidiaries
     Note 11 to our condensed consolidated financial statements contains information about the Company and its restricted and unrestricted subsidiaries.
     The combined results of operations for the Company and its restricted subsidiaries differ from our consolidated results of operations to the extent our U.S. oil and gas properties are charged by KGS for gathering and processing of natural gas.  KGS revenue is eliminated to the extent KGS’ revenue is charged to our U.S. oil and gas properties, which are identified in the combined results of operations and discussed above under Results of Operations.  The combined financial position of the Company and its restricted subsidiaries and our consolidated financial position are materially the same except for the property, plant and equipment purchased by the unrestricted subsidiaries since the KGS initial public offering, the borrowings under the KGS Credit Facility and the equity of the unrestricted subsidiaries.  The other balance sheet items are discussed below in “Financial Position.”  The combined operating cash flows, financing cash flows and investing cash flows for the Company and its restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in Liquidity, Capital Resources and Financial Condition.  Upon completion of the Crestwood Transaction, we expect our consolidated results of operations, consolidated financial position and cash flows will be similar to our combined results of operations, consolidated financial position and cash flows for the Company and its restricted subsidiaries.

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

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$246,507	$310,341

Net cash used for investing activities	(355,538)	(207,696)

Net cash provided by (used for) financing activities	111,225	(104,961)

Effect of exchange rate changes in cash	(671)	125
Operating Cash Flows
     Net cash provided by operations for the 2010 period decreased $63.8 million from the comparable 2009 period. Significant decreases include a $116.5 million decrease in cash receipts for settlements of commodity derivatives and a $34.3 million decrease in cash receipts from income tax refunds. Partially offsetting these decreases was the $18.0 million cash receipt for resolution of our BBEP litigation, improvements due to a $27.3 million decrease in interest payments, net of interest swap settlements, and additional revenue of $30.3 million from higher production volumes and prices for the 2010 period compared to the 2009 period.
     For the remainder of 2010 through 2015, price collars and swaps hedge a portion of our anticipated natural gas and NGL production.  The following summarizes future production hedged with commodity derivatives:

	Daily Production
Year	Gas	NGL
	MMcfd	Bbld
2010	200	10
2011	150	8
2012	90	-
2013	30	-
2014	30	-
2015	30	-

Investing Cash Flows
     Our expenditures for property and equipment (payments for property and equipment plus non-cash changes in working capital associated with property and equipment) consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Exploration and development:
Texas	$316,160	$209,208
Other U.S.	6,405	18,723

Total U.S.	322,565	227,931
British Columbia	25,585	33,972
Alberta	9,245	22,216

Total Canada	34,830	56,188

Total exploration and development	357,395	284,119
Midstream - Texas	36,857	48,280
Corporate and field office	4,084	2,106

Total plant and equipment costs incurred	$398,336	$334,505

     Our capital expenditures for the 2010 period, excluding the $125.2 million acquisition of additional working interests in our Lake Arlington Project, have decreased from the 2009 period principally due to a reduction of our expenditures for development of our Barnett Shale and Canadian CBM properties of $18.4 million and $13.0 million, respectively.  Expenditures for exploration in the Horn River and Greater Green River Basins decreased by $8.4 million and $12.3 million, respectively.  Midstream capital expenditures, primarily through KGS, have been reduced $11.4 million for the 2010 period as compared to the 2009 period.  We currently expect to spend approximately $450 million for capital expenditures, exclusive of acquisitions, for 2010.
Financing Cash Flows
     During the 2010 period, we have increased borrowings under our Senior Secured Credit Facility $29.0 million while KGS has increased borrowings $101 million under the KGS Credit Facility.  Increased borrowings under our Senior Secured Credit Facility were primarily the result of the timing of capital expenditures, including $70.8 million for additional working interests in our Lake Arlington project.  Changes in U.S.-Canadian exchange rates reduced the outstanding balance under the Canadian portion of the Senior Secured Credit Facility by $3.4 million.  Borrowings under the KGS Credit Facility increased primarily as a result of the $84.4 million purchase of the Alliance Midstream Assets from us.  As a result of our borrowings under the Senior Secured Credit Facility and KGS Credit Facility, we had $493 million and $227 million, respectively, outstanding at June 30, 2010.  The lenders under our Senior Secured Credit Facility re-affirmed our $1.0 billion borrowing base in May 2010.
Crestwood Transaction and Proceeds
     We expect that the $701 million of proceeds from the Crestwood Transaction will be utilized to completely repay outstanding borrowings under the Senior Secured Credit Facility, to fund our fourth quarter income tax liability of approximately $130 million and to pay for transaction-related costs.
Financial Position
     The following summarizes the significant changes to our balance sheet as of June 30, 2010, as compared to our December 31, 2009 balance sheet:
•	Our current and non-current derivative assets and liabilities increased $94.6 million on a net basis. The valuation of our remaining open derivative positions increased $168.0 million as a result of natural gas price decreases relative to our commodity derivative pricing during the 2010 period and the addition of derivatives during 2010 that hedge anticipated 2011 through 2015 natural gas production and 2011 anticipated NGL production. Additonally, valuation of our interest rate swaps increased $9.1 million. Monthly settlements of $82.6 million received during the 2010 period partially offset these increases.
•	Our net property, plant and equipment balance increased $297.0 million over the six-month period ended June 30, 2010. During the 2010 period, we have incurred $125.2 million for the acquisition of additional working interests in our Lake Arlington Project and $273.1 million for ongoing exploration and development activities and midstream expansion that have been partially offset by DD&A of $95.9 million and the effects of changes in U.S.-Canadian exchange rates from December 31, 2009 to June 30, 2010.
•	Our net deferred tax position asset has decreased $60.0 million as a result of U.S. income before income taxes for the six-month period ended June 30, 2010.
Contractual Obligations and Commercial Commitments
     As of June 30, 2010, our estimates of Eni Production covered by the Gas Purchase Commitment have been reduced 3.3 Bcf from December 31, 2009 estimates.  At June 30, 2010, we estimated a remaining liability of $33.7 million, including an embedded derivative liability of $6.2 million.  Valuation of the liability was based on the most recent estimate of 2010 Eni Production volumes and natural gas prices at June 30, 2010.
     In April 2010, Quicksilver entered into a lease of office space with a term of 12 years that is scheduled to commence August 2010.  Aggregate rentals over the life of the lease will total $29.8 million.
     In June 2010, we structured a portion of the credit support for our surety bonds to include a $15.0 million cash deposit.  We have the option to replace the cash deposit with a letter of credit in the future.  As of July 2010, our letters of credit were reduced to $25.2 million, which includes $13.9 million issued in support of surety bonds.
     There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2009 Annual Report on Form 10-K.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense.  Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2009 Annual Report on Form 10-K.  These critical estimates, for which no significant changes occurred during the six months ended June 30, 2010, include estimates and assumptions for:

• • •	oil and gas reserves full cost ceiling calculations derivative instruments	• •	stock-based compensation income taxes
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
Recently Issued Accounting Standards
     No pronouncements materially affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.

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
Commodity Price Risk
     Item 2 contains additional information regarding our hedging positions as of June 30, 2010.
     Utilization of our hedging program may result in natural gas, NGL and crude oil realized prices varying from market prices that we receive from the sale of natural gas, NGL and crude oil.  Our revenue from natural gas, NGL and crude oil production was $110.6 million and $142.2 million higher because of our hedging program for the 2010 period and 2009 period, respectively.  Other revenue was $1.6 million and $1.7 million lower as a result of derivative and hedging ineffectiveness for the 2010 period and 2009 period, respectively.

     The following table lists our commodity derivative positions as of June 30, 2010:

				Weighted Avg
		Remaining Contract		Price Per Mcf or
Product	Type	Period	Volume	Bbl	Fair Value
					(In thousands)

Gas	Collar	Jul 2010-Dec 2010	20 MMcfd	$8.00-11.00	$11,713
Gas	Collar	Jul 2010-Dec 2010	20 MMcfd	8.00-11.00	11,713
Gas	Collar	Jul 2010-Dec 2010	20 MMcfd	8.00-12.20	11,767
Gas	Collar	Jul 2010-Dec 2010	20 MMcfd	8.00-12.20	11,767
Gas	Collar	Jul 2010-Dec 2010	20 MMcfd	8.50-12.05	13,570
Gas	Collar	Jul 2010-Dec 2010	10 MMcfd	8.50-12.05	6,785
Gas	Collar	Jul 2010-Dec 2010	10 MMcfd	8.50-12.08	6,790
Gas	Collar	Jul 2010-Dec 2011	10 MMcfd	6.00- 7.00	5,501
Gas	Collar	Jul 2010-Dec 2011	10 MMcfd	6.00- 7.00	5,501
Gas	Collar	Jul 2010-Dec 2011	20 MMcfd	6.00- 7.00	11,001
Gas	Collar	Jul 2010-Dec 2012	20 MMcfd	6.50- 7.15	22,576
Gas	Collar	Jul 2010-Dec 2012	20 MMcfd	6.50- 7.18	22,671
Gas	Collar	Jan 2011-Dec 2011	10 MMcfd	6.25- 7.50	4,094
Gas	Collar	Jan 2011-Dec 2011	10 MMcfd	6.25- 7.50	4,094
Gas	Collar	Jan 2011-Dec 2011	20 MMcfd	6.25- 7.50	8,187
Gas	Collar	Jan 2012-Dec 2012	20 MMcfd	6.50- 8.01	8,026

Gas	Basis	Jul 2010-Dec 2010	20 MMcfd	(1)	1,328
Gas	Basis	Jul 2010-Dec 2010	20 MMcfd	(1)	1,328
Gas	Basis	Jul 2010-Dec 2010	20 MMcfd	(2)	229
Gas	Basis	Jul 2010-Dec 2010	10 MMcfd	(2)	197
Gas	Basis	Jul 2010-Dec 2010	10 MMcfd	(2)	202
Gas	Basis	Jan 2011-Dec 2011	20 MMcfd	(1)	1,825
Gas	Basis	Jan 2011-Dec 2011	10 MMcfd	(1)	912
Gas	Basis	Jan 2011-Dec 2011	10 MMcfd	(1)	912

Gas	Swap	Jan 2011-Dec 2015	10 MMcfd	$6.00	2,331
Gas	Swap	Jan 2011-Dec 2015	20 MMcfd	6.00	4,662

NGL	Swap	Jul 2010-Dec 2010	2 MBbld	32.65	(490)
NGL	Swap	Jul 2010-Dec 2010	3 MBbld	32.98	(552)
NGL	Swap	Jul 2010-Dec 2010	1 MBbld	33.63	(65)
NGL	Swap	Jul 2010-Dec 2010	1 MBbld	34.15	31
NGL	Swap	Jul 2010-Dec 2010	3 MBbld	34.22	132
NGL	Swap	Jan 2011-Dec 2011	3 MBbld	36.06	3,025
NGL	Swap	Jan 2011-Dec 2011	2 MBbld	36.31	2,195
NGL	Swap	Jan 2011-Dec 2011	3 MBbld	41.95	9,436

				Total	$193,394

(1)	AECO Basis swaps hedge the AECO basis adjustment for 40 MMcfd at a deduction of $0.45 per Mcf from NYMEX for the remainder of 2010 and 40 MMcfd at a deduction of $0.39 Mcf from NYMEX for 2011.

(2)	Basis swaps for 40 MMcfd hedge the Houston Ship Channel basis adjustment at a weighted average deduction of $0.067 Mcf from NYMEX for the remainder of 2010.
     We have entered into no new commodity derivatives positions since June 30, 2010.

     We also have recorded a liability for the Gas Purchase Commitment, which is more fully described in Note 2 to the condensed consolidated financial statements.
Interest Rate Risk
     In February 2010, we executed the early settlement of our 2009 interest rate swaps that hedged our senior notes due 2015 and our senior subordinated notes.  We received cash of $18.0 million in the settlement, including $3.7 million for interest previously earned unsettled amounts, and recognized an adjustment of $14.3 million to the carrying value of the debt.  In May 2010, we executed an early settlement of a portion of our 2010 interest rate swaps that hedged our senior notes due 2015 and our senior subordinated notes.  We received cash of $6.8 million in the settlement, including $2.4 million for interest previously accrued and earned, and recognized an additional adjustment of $4.4 million to the carrying value of the debt.  The $18.7 million from these early settlements will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments.  We have subsequently recognized $0.9 million as a reduction of interest expense in 2010.
     Our remaining interest rate swaps were entered into during February 2010 and cover $295 million of our senior notes due 2015 and $155 million of our senior subordinated notes.  The remaining 2010 interest rate swaps convert the interest paid on those issues from a fixed to a floating rate indexed to six-month LIBOR.  The maturity dates and all other significant terms are the same as those of the underlying debt.  As a result, these remaining 2010 interest rate swaps qualified for hedge accounting treatment as fair value hedges.  The value of the remaining 2010 interest rate swaps, excluding the net interest accrual, amounted to a net asset of $13.2 million as of June 30, 2010.  The offsetting fair value adjustment to the debt hedged decreased the carrying value of the debt.  There was no ineffectiveness recorded in connection with the fair value hedges.
     For the 2010 period and 2009 period, interest expense decreased $11.5 million and $0.8 million, respectively, because of our open and settled interest rate swaps.
     In July 2010, we executed the early settlement of our remaining 2010 interest rate swaps.  We received cash of $16.7 million, including $4.6 million for interest previously accrued and earned.  We will recognize the remaining $12.1 million as an adjustment to the carrying value of the debt that will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments.
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
ITEM 4.  Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
     On April 5, 2010, we entered into a global settlement agreement with BBEP and all parties to the BBEP litigation disclosed in our 2009 Annual Report on Form 10-K on the same terms as the February 3, 2010 settlement agreement disclosed in our 2009 Annual Report on Form 10-K.  Pursuant to that agreement, the District Court entered its Final Judgment and Order of Dismissal on April 6, 2010.
     There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2009 Annual Report on Form 10-K.
ITEM 1A.  Risk Factors
     There have been no material changes in the risk factors from those described in Item 1A of our 2009 Annual Report on Form 10-K with the exception of the addition of risk factors related to the proposed Crestwood Transaction.  Some of the risks which may be relevant to us include:
The Crestwood Transaction purchase agreement limits our ability to pursue alternatives to sell our interest in KGS to Crestwood.
     The Crestwood Transaction purchase agreement contains provisions that make it more difficult for us to sell our interests in KGS to a party other than Crestwood.  These provisions include a general prohibition on us soliciting alternative transactions with respect to a sale of our interests in KGS.  Further, there are only limited circumstances that permit us to respond to, and negotiate with a third party making an unsolicited offer that our board of directors reasonably believes would be expected to lead to a superior proposal for our interests in KGS.  Although we can terminate the Crestwood Transaction purchase agreement to enter into such a proposal so long as it complies with certain notice and other conditions set forth in the Crestwood Transaction purchase agreement, we will be required to pay Crestwood a termination fee of $23.3 million and reimbursement of expenses up to a specified limit.
     While we believe these provisions are reasonable and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of our interests in KGS from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the currently proposed purchase consideration.
Failure to complete the sale of our interests in KGS could negatively impact our stock price and future business and financial results.
     If the Crestwood Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of the Crestwood Transaction, we would be subject to a number of risks, including the following:
•	we may experience negative reactions from the financial markets;
•	we will be required to pay certain costs relating to the Crestwood Transaction, whether or not the sale is completed; and,
•	we will not be able to repay our outstanding borrowing under the Senior Secured Credit Facility or deploy proceeds toward exploration and development activities.
     There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our stock price, business and financial results.
In order to complete the Crestwood Transaction, we and Crestwood must obtain certain governmental approvals, and if such approvals are not granted, the completion of the Crestwood Transaction may be jeopardized.
     Completion of the Crestwood Transaction is conditioned upon the expiration or termination of the applicable waiting period relating to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act.  Although Quicksilver and Crestwood have agreed in the Crestwood Transaction purchase agreement to use their reasonable best efforts to obtain approval under the HSR Act, there can be no assurance that these approvals will be obtained.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2010.

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased (1)	Paid per Share	Announced Plan(2)	the Plan(2)
April 2010	869	$13.87	-	-
May 2010	218	$13.87	-	-
June 2010	2,006	$11.09	-	-

Total	3,093	$12.07	-	-

(1)	Represents shares of common stock surrendered by employees to satisfy our income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 2006 Equity Plan.

(2)	We do not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
ITEM 3.  Defaults Upon Senior Securities
     None.
ITEM 4.  [Removed and Reserved]
ITEM 5.  Other Information
     None.
ITEM 6.  Exhibits:

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated May 11, 2010, between Marshall R. Young Oil Co., as Seller, and Quicksilver Resources Inc., as Buyer (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 12, 2010 and included herein by reference)
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2010

Quicksilver Resources Inc.

By:	/s/ Philip Cook

Philip Cook Senior Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated May 11, 2010, between Marshall R. Young Oil Co., as Seller, and Quicksilver Resources Inc., as Buyer (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 12, 2010 and included herein by reference)
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith