Form 10-K/A
period 2009-12-31
QUICKSILVER RESOURCES INC
filed 2010-10-25
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-14837

Quicksilver Resources Inc.
 (Exact name of registrant as specified in its charter)

Delaware	75-2756163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry St., Suite 3700, Unit 19, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

817-665-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Preferred Share Purchase Rights, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☑

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

EXPLANATORY NOTE

Quicksilver Resources Inc. is filing this Amendment No. 1 to our 2009 Form 10-K originally filed with the Securities and Exchange Commission on March 15, 2010 (the “Original Report”) solely to revise the third-party petroleum engineering firms’ reports filed as Exhibits 99.1, 99.2 and 99.4 to the Original Report as follows:

•	In the Original Report, each of these exhibits contained a statement limiting use of the reports. The exhibits in this Amendment do not include this limitation.

•
Exhibit 99.1 contained a reference that the estimates and supporting data have been “prepared in accordance with generally accepted petroleum engineering and evaluation principles.”  The exhibit in this Amendment does not contain this reference.

•
Exhibit 99.4 contained a reference that the estimates and supporting data have been “prepared in accordance with generally accepted petroleum engineering and evaluation.”  The exhibit in this Amendment has been modified to refer to “generally accepted petroleum engineering and evaluation methods and procedures.”

In addition to the revised reports being filed as Exhibit 99.1, 99.2 and 99.4, we are including in this Form 10-K/A consents of each engineering firm as Exhibits 23.3, 23.4 and 23.6 and certifications of our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2.

No item of or disclosures appearing in the Original Report are affected by this filing other than the exhibit index and the exhibits described above.  This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as part of this report:

Exhibit No.	Sequential Description

**2.1
Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference)

**2.2
Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference)

**2.3
Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference)

3.1
Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference)

3.2
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference)

3.3	Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference)
4.1
Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference)

4.2
First Supplemental Indenture, dated July 31, 2009, between Quicksilver Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Form 10-Q filed August 10, 2009 and included herein by reference)

4.3
Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference)

4.4
First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference)

4.5
Second Supplemental Indenture, dated as of July 31, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.5 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

4.6
Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference)

4.7
Fourth Supplemental Indenture, dated as of October 31, 2007, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

4.8
Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 30, 2008 and included herein by reference)

4.9
Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference)

4.10
Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 26, 2009 and included herein by reference)

4.11
Eighth Supplemental Indenture, dated as of August 14, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009 and included herein by reference)

4.12
Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference)

10.1
Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference)

+ 10.2	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)
+ 10.3
Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.4
Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.5
Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

+ 10.6
Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

+ 10.7	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference)
+ 10.8
Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.9
Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference)

+ 10.10	Quicksilver Resources Inc. Third Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2009 and included herein by reference)
+ 10.11
Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.12
Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.13
Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.14
Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.15
Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.16
Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.17
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.18
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.19
Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.20
Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference)

+ 10.21	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference)
+ 10.22	Quicksilver Resources Inc. Amended and Restated 2009 Executive Bonus Plan (filed as Exhibit 10.22 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
+ 10.23	Quicksilver Resources Inc. 2010 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 10, 2009 and included herein by reference)
+ 10.24	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)
+ 10.25
Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.26
Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.27	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference)
10.28
Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference)

10.29
Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference)

10.30
First Amendment to Combined Credit Agreements, dated as of February 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.30 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.31
Second Amendment to Combined Credit Agreements, dated as of May 8, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.31 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.32
Third Amendment to Combined Credit Agreements, dated as of May 28, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.32 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.33
Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference)

10.34
Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference)

10.35
Sixth Amendment to Combined Credit Agreements, dated as of September 30, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.35 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.36
Seventh Amendment to Combined Credit Agreements, dated as of April 20, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.36 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.37
Eighth Amendment to Combined Credit Agreements, dated as of May 28, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

10.38
Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference)

10.39
Amendment No. 1 to Credit Agreement, dated as of June 3, 2009, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

10.40
Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference)

+ 10.41
Quicksilver Gas Services LP Second Amended and Restated 2007 Equity Plan (filed as Exhibit 10.16 to Quicksilver Gas Services LP’s Form 10-K, File No. 001-3363, filed March 15, 2010 and included herein by reference)

+ 10.42
Form of Phantom Unit Award Agreement for Non-Directors pursuant to the Quicksilver Gas Services LP 2007 Equity Plan, as amended (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference)

+ 10.43
Form of Phantom Unit Award Agreement for Non-Directors pursuant to the Quicksilver Gas Services LP 2007 Equity Plan, as amended (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference)

+ 10.44	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference)
+ 10.45
Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference)

10.46
Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2009 and included herein by reference)

10.47
Letter Agreement, dated as of June 15, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

21.1	List of subsidiaries of Quicksilver Resources Inc. (filed as Exhibit 21.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
23.2	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.2 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 23.3	Consent of Schlumberger Data and Consulting Services
* 23.4	Consent of LaRoche Petroleum Consultants, Ltd.
23.5	Consent of Netherland, Sewell & Associates, Inc. (filed as Exhibit 23.5 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 23.6	Consent of Schlumberger Data and Consulting Services
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

* 99.1	Report of Schlumberger Data and Consulting Services
* 99.2	Report of LaRoche Petroleum Consultants, Ltd.
99.3	Report of Netherland, Sewell & Associates, Inc. (filed as Exhibit 99.3 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 99.4	Report of Schlumberger Data and Consulting Services
__________________

*	Filed herewith
**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request
+	Identifies management contracts and compensatory plans or arrangements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICKSILVER RESOURCES INC.

Date: October 25, 2010	By:	/s/ Philip Cook
Philip Cook
Senior Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Sequential Description

**2.1
Contribution Agreement, dated September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference)

**2.2
Purchase and Sale Agreement, dated as of July 3, 2008, among Nortex Minerals, L.P., Petrus Investment, L.P., Petrus Development, L.P., and Perot Investment Partners, Ltd., as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference)

**2.3
Purchase and Sale Agreement, dated as of July 3, 2008, among Hillwood Oil & Gas, L.P., Burtex Minerals, L.P., Chief Resources, LP, Hillwood Alliance Operating Company, L.P., Chief Resources Alliance Pipeline LLC, Chief Oil & Gas LLC, Berry Barnett, L.P., Collins and Young, L.L.C. and Mark Rollins, as Sellers, and Quicksilver Resources Inc., as Purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2008 and included herein by reference)

3.1
Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008 (filed as Exhibit 4.1 to the Company’s Form S-3, File No. 333-151847, filed June 23, 2008 and included herein by reference)

3.2
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc. (filed as Exhibit 3.3 to the Company’s Form 10-Q filed May 6, 2006 and included herein by reference)

3.3	Amended and Restated Bylaws of Quicksilver Resources Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2007 and included herein by reference)
4.1
Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2004 and included herein by reference)

4.2
First Supplemental Indenture, dated July 31, 2009, between Quicksilver Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Form 10-Q filed August 10, 2009 and included herein by reference)

4.3
Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form S-3, File No. 333-130597, filed December 22, 2005 and included herein by reference)

4.4
First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 21, 2006 and included herein by reference)

4.5
Second Supplemental Indenture, dated as of July 31, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.5 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

4.6
Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.1 to the Company’s Form 10-Q filed November 7, 2006 and included herein by reference)

4.7
Fourth Supplemental Indenture, dated as of October 31, 2007, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association) (filed as Exhibit 4.7 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

4.8
Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 30, 2008 and included herein by reference)

4.9
Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed July 10, 2008 and included herein by reference)

4.10
Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed June 26, 2009 and included herein by reference)

4.11
Eighth Supplemental Indenture, dated as of August 14, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009 and included herein by reference)

4.12
Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A (Amendment No. 1) filed December 21, 2005 and included herein by reference)

10.1
Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company (filed as Exhibit 10.5 to the Company’s Predecessor, MSR Exploration Ltd.’s Form S-4/A, File No. 333-29769, filed August 21, 1997 and included herein by reference)

+ 10.2	Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)
+ 10.3
Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.4
Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.5
Form of Retention Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

+ 10.6
Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 1999 Stock Option and Retention Stock Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 19, 2005 and included herein by reference)

+ 10.7	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference)
+ 10.8
Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed January 28, 2005 and included herein by reference)

+ 10.9
Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 18, 2005 and included herein by reference)

+ 10.10	Quicksilver Resources Inc. Third Amended and Restated 2006 Equity Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2009 and included herein by reference)
+ 10.11
Form of Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.12
Form of Restricted Stock Unit Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.13
Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.14
Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.4 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.15
Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.5 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.16
Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (filed as Exhibit 10.6 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.17
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting) (filed as Exhibit 10.8 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.18
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting) (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.19
Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting) (filed as Exhibit 10.7 to the Company’s Form 8-K filed May 25, 2006 and included herein by reference)

+ 10.20
Form of Non-Employee Director Restricted Share Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting) (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2007 and included herein by reference)

+ 10.21	Quicksilver Resources Inc. 2008 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2007 and included herein by reference)
+ 10.22	Quicksilver Resources Inc. Amended and Restated 2009 Executive Bonus Plan (filed as Exhibit 10.22 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
+ 10.23	Quicksilver Resources Inc. 2010 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 10, 2009 and included herein by reference)
+ 10.24	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)
+ 10.25
Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan (filed as Exhibit 10.8 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.26
Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 8-K filed November 24, 2008 and included herein by reference)

+ 10.27	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2005 and included herein by reference)
10.28
Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference)

10.29
Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2007 and included herein by reference)

10.30
First Amendment to Combined Credit Agreements, dated as of February 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.30 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.31
Second Amendment to Combined Credit Agreements, dated as of May 8, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.31 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.32
Third Amendment to Combined Credit Agreements, dated as of May 28, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.32 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.33
Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2008 and included herein by reference)

10.34
Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2008 and included herein by reference)

10.35
Sixth Amendment to Combined Credit Agreements, dated as of September 30, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.35 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.36
Seventh Amendment to Combined Credit Agreements, dated as of April 20, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.36 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

10.37
Eighth Amendment to Combined Credit Agreements, dated as of May 28, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

10.38
Credit Agreement, dated as of August 8, 2008, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2008 and included herein by reference)

10.39
Amendment No. 1 to Credit Agreement, dated as of June 3, 2009, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

10.40
Registration Rights Agreement, dated as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Energy L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 7, 2007 and included herein by reference)

+ 10.41
Quicksilver Gas Services LP Second Amended and Restated 2007 Equity Plan (filed as Exhibit 10.16 to Quicksilver Gas Services LP’s Form 10-K, File No. 001-3363, filed March 15, 2010 and included herein by reference)

+ 10.42
Form of Phantom Unit Award Agreement for Non-Directors pursuant to the Quicksilver Gas Services LP 2007 Equity Plan, as amended (Cash) (filed as Exhibit 10.10 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference)

+ 10.43
Form of Phantom Unit Award Agreement for Non-Directors pursuant to the Quicksilver Gas Services LP 2007 Equity Plan, as amended (Units) (filed as Exhibit 10.11 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference)

+ 10.44	Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to Quicksilver Gas Services LP’s Form 8-K, File No. 001-33631, filed December 13, 2007 and included herein by reference)
+ 10.45
Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to Quicksilver Gas Services LP’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference)

10.46
Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2009 and included herein by reference)

10.47
Letter Agreement, dated as of June 15, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009 and included herein by reference)

21.1	List of subsidiaries of Quicksilver Resources Inc. (filed as Exhibit 21.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
23.2	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.2 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 23.3	Consent of Schlumberger Data and Consulting Services
* 23.4	Consent of LaRoche Petroleum Consultants, Ltd.
23.5	Consent of Netherland, Sewell & Associates, Inc. (filed as Exhibit 23.5 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 23.6	Consent of Schlumberger Data and Consulting Services
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)

* 99.1	Report of Schlumberger Data and Consulting Services
* 99.2	Report of LaRoche Petroleum Consultants, Ltd.
99.3	Report of Netherland, Sewell & Associates, Inc. (filed as Exhibit 99.3 to the Company’s Form 10-K, filed March 15, 2010 and included herein by reference)
* 99.4	Report of Schlumberger Data and Consulting Services
__________________

*	Filed herewith
**	Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request
+	Identifies management contracts and compensatory plans or arrangements