Form 10-Q
period 2010-09-30
QUICKSILVER RESOURCES INC
filed 2010-11-08
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-14837
Quicksilver Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2756163
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

801 Cherry Street, Suite 3700, Unit 19, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)
(817) 665-5000
(Registrant’s telephone number, including area code)
777 West Rosedale, Fort Worth, Texas, 76104
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of October 22, 2010
Common Stock, $0.01 par value	170,316,266

DEFINITIONS
As used in this quarterly report unless the context otherwise requires:
“Bbl” or “Bbls” means barrel or barrels
“Bbld” means barrel or barrels per day
“Bcf” means billion cubic feet
“Canada” means our oil and natural gas operations located in Canada
“DD&A” means Depletion, Depreciation and Accretion
“LIBOR” means London Interbank Offered Rate
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
“Crestwood” means Crestwood Holdings LLC
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
“Gas Purchase Commitment” means the commitment pursuant to the Eni Transaction to purchase Eni Production through December 2010
“HCDS” means Hill County Dry System
“KGS” means Quicksilver Gas Services LP, a publicly traded partnership, which we formerly owned that traded under the ticker symbol of “KGS” and subsequent to the Crestwood Transaction renamed itself Crestwood Midstream Partners LP and trades under the ticker symbol “CMLP”
“KGS Credit Facility” means the KGS senior secured revolving credit facility
“KGS Secondary Offering” means the public offering of 4,000,000 KGS common units on December 16, 2009 and the underwriters’ purchase of an additional 549,200 KGS common units in January 2010
“Lake Arlington Project” means our natural gas leasehold and royalty interests in the Lake Arlington area of Tarrant County that we have developed and also includes an additional 25% working interest we purchased on May 11, 2010

“Mercury” means Mercury Exploration Company, which is owned by members of the Darden family
“Michigan Sales Contract” means the gas supply contract, which expired in March 2009 under which we agreed to deliver 25 MMcfd at a floor price of $2.49 per Mcf
“OCI” means other comprehensive income
“RSU” means restricted stock unit
“SEC” means the U.S. Securities and Exchange Commission
“Senior Secured Credit Facility” means our U.S. senior secured revolving credit facility and our Canadian senior secured revolving credit facility

QUICKSILVER RESOURCES INC.
INDEX TO FORM 10-Q
For the Period Ending September 30, 2010

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
EX-2.2
EX-10.1
EX-10.2
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

Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas, NGL and crude oil prices;

•	failure or delays in achieving expected production from exploration and development projects;

•	uncertainties inherent in estimates of natural gas, NGL and crude oil reserves and predicting natural gas, NGL and crude oil reservoir performance;

•	effects of hedging natural gas, NGL and crude oil prices;

•	fluctuations in the value of certain of our assets and liabilities;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters, customers and counterparties;

•	changes in the availability and cost of capital;

•	delays in obtaining oilfield equipment and increases in drilling and other service costs;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•	the effects of existing or future litigation;

•	failure to receive a proposal for a transaction to pursue strategic alternatives for us or that any transaction will be approved or consummated;

•	costs and expenses associated with our consideration of potential strategic alternatives, including without limitation, any related litigation expense; and,

•	certain factors discussed elsewhere in this quarterly report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Interim Financial Statements (Unaudited)
QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data — Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Natural gas, NGL and oil	$218,249	$198,287	$631,499	$581,156
Sales of purchased natural gas	16,982	5,964	50,027	11,181
Other	2,469	2,406	6,902	6,293

Total revenue	237,700	206,657	688,428	598,630

Operating expense
Oil and gas production expense	39,402	29,064	113,593	92,938
Production and ad valorem taxes	9,170	6,630	26,542	18,437
Costs of purchased natural gas	14,638	2,964	51,701	11,546
Other operating costs	1,320	2,066	3,544	5,337
Depletion, depreciation and accretion	52,542	44,548	149,968	155,210
General and administrative	24,005	17,682	61,745	59,452

Total expense	141,077	102,954	407,093	342,920
Impairment expense	(31,531)	-	(31,531)	(967,126)

Operating income (loss)	65,092	103,703	249,804	(711,416)
Income (loss) from earnings of BBEP - net	17,024	(43,685)	24,203	(24,669)
Other income (expense) - net	14,253	(645)	67,646	(739)
Interest expense	(51,532)	(41,619)	(142,171)	(149,901)

Income (loss) before income tax	44,837	17,754	199,482	(886,725)
Income tax (expense) benefit	(18,268)	(15,595)	(71,569)	301,125

Net income (loss)	26,569	2,159	127,913	(585,600)
Net income attributable to noncontrolling interests	(4,766)	(1,429)	(11,119)	(4,411)

Net income (loss) attributable to Quicksilver	$21,803	$730	$116,794	$(590,011)
Other comprehensive income (loss), net of income tax
Reclassification adjustments related to settlements of derivative contracts	(45,356)	(63,196)	(117,714)	(160,183)
Net change in derivative fair value	59,217	1,030	171,910	113,333
Foreign currency translation adjustment	6,993	11,937	4,238	18,719

Comprehensive income (loss)	$42,657	$(49,499)	$175,228	$(618,142)

Income (loss) per common share - basic	0.13	-	0.69	(3.49)

Income (loss) per common share - diluted	0.13	-	0.68	(3.49)

Basic weighted average shares outstanding	170,307	169,021	170,242	168,917

Diluted weighted average shares outstanding	171,037	170,657	180,847	168,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data — Unaudited

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$15,078	$1,037
Accounts receivable - net of allowance for doubtful accounts	35,757	63,738
Derivative assets at fair value	142,389	97,957
Other current assets	32,663	54,652

Total current assets	225,887	217,384
Investment in BBEP	95,124	112,763
Property, plant and equipment
Oil and gas properties, full cost method (including unevaluated costs of $404,783 and $458,037, respectively)	2,707,785	2,338,244
Other property and equipment	205,903	204,601

Property, plant and equipment - net	2,913,688	2,542,845
Assets of midstream operations held for sale	561,924	548,508
Derivative assets at fair value	84,870	14,427
Deferred income taxes	45,179	133,051
Other assets	37,447	43,904

	$3,964,119	$3,612,882

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$113,509	$149,766
Accrued liabilities	109,897	153,598
Derivative liabilities at fair value	-	395
Deferred income taxes	51,598	51,675

Total current liabilities	275,004	355,434
Long-term debt	2,396,705	2,302,123
Liabilities of midstream operations held for sale	267,117	148,191
Asset retirement obligations	52,435	48,472
Other liabilities	28,461	20,691
Deferred income taxes	50,988	41,149
Commitments and contingencies (Note 8)	-	-
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 400,000,000 shares authorized; 175,543,699 and 174,469,836 shares issued, respectively	1,755	1,745
Paid in capital in excess of par value	753,944	730,265
Treasury stock of 5,046,039 and 4,704,448 shares, respectively	(41,428)	(36,363)
Accumulated other comprehensive income	179,770	121,336
Retained deficit	(64,191)	(180,985)

Quicksilver stockholders’ equity	829,850	635,998
Noncontrolling interests	63,559	60,824

Total equity	893,409	696,822

	$3,964,119	$3,612,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands — Unaudited

	Quicksilver Resources Inc. Stockholders
				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Treasury	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Stock	Income	(Deficit)	Interests	Total
Balances at December 31, 2008	$1,717	$656,958	$(35,441)	$185,104	$376,488	$26,737	$1,211,563
Net income (loss)	-	-	-	-	(590,011)	4,411	(585,600)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $74,629	-	-	-	(160,183)	-	-	(160,183)
Net change in derivative fair value, net of income tax of $52,317	-	-	-	113,333	-	-	113,333
Foreign currency translation adjustment	-	-	-	18,719	-	-	18,719
Issuance and vesting of stock compensation	23	14,695	(868)	-	-	1,228	15,078
Stock option exercises	-	822	-	-	-	-	822
Distributions paid on KGS common units	-	-	-	-	-	(7,344)	(7,344)

Balances at September 30, 2009	$1,740	$672,475	$(36,309)	$156,973	$(213,523)	$25,032	$606,388

Balances at December 31, 2009	$1,745	$730,265	$(36,363)	$121,336	$(180,985)	$60,824	$696,822
Net income	-	-	-	-	116,794	11,119	127,913
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of income tax of $61,975	-	-	-	(117,714)	-	-	(117,714)
Net change in derivative fair value, net of income tax of $87,312	-	-	-	171,910	-	-	171,910
Foreign currency translation adjustment	-	-	-	4,238	-	-	4,238
Issuance and vesting of stock compensation	8	15,333	(4,851)	-	-	858	11,348
Stock option exercises	2	1,600	(214)	-	-	-	1,388
Issuance of KGS common units	-	6,746	-	-	-	4,308	11,054
Distributions paid on KGS common units	-	-	-	-	-	(13,550)	(13,550)

Balances at September 30, 2010	$1,755	$753,944	$(41,428)	$179,770	$(64,191)	$63,559	$893,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	For the Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$127,913	$(585,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment expense	31,531	967,126
Depletion, depreciation and accretion	149,968	155,210
Deferred income tax expense (benefit)	71,569	(313,556)
Stock-based compensation	17,343	16,007
Non-cash (gain) loss from commodity derivative activities	(45,801)	2,845
Non-cash interest expense	13,372	40,553
(Income) loss from BBEP in excess of cash distributions, net of impairment	(9,416)	35,770
Gain on sale and disposition of BBEP units	(49,850)	-
Other	(337)	684
Changes in assets and liabilities
Accounts receivable	25,101	67,555
Derivative assets at fair value	30,816	54,896
Other assets	4,974	4,490
Accounts payable	(18,793)	(34,543)
Accrued and other liabilities	(1,000)	39,156

Net cash provided by operating activities	347,390	450,593

Investing activities:
Purchases of property, plant and equipment	(494,338)	(561,120)
Proceeds from sale of BBEP units	22,498	-
Proceeds from sales of property and equipment	1,030	221,038

Net cash used for investing activities	(470,810)	(340,082)

Financing activities:
Issuance of debt	661,232	1,377,525
Repayments of debt	(491,043)	(1,507,137)
Debt issuance costs paid	(109)	(30,995)
Gas Purchase Commitment assumed	-	58,294
Gas Purchase Commitment repayments	(25,900)	(3,804)
Issuance of KGS common units - net of offering costs	11,054	-
Distributions paid on KGS common units	(13,550)	(7,344)
Proceeds from exercise of stock options	1,388	822
Taxes paid for equity-based compensation vesting	(1,144)	(63)
Purchase of treasury stock for stock-based compensation vesting	(4,851)	(868)

Net cash provided by (used for) financing activities	137,077	(113,570)

Effect of exchange rate changes on changes in cash	(306)	1,779

Net increase (decrease) in cash and cash equivalents	13,351	(1,280)

Cash and cash equivalents at beginning of period	1,785	2,848

Cash and cash equivalents at end of period	$15,136	$1,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Unaudited
1. ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements have not been audited.  In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  All such adjustments are of a normal recurring nature.  The results for interim periods are not necessarily indicative of annual results.
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
2. KGS, CRESTWOOD TRANSACTION AND MIDSTREAM OPERATIONS
     In July 2010, we entered into a definitive agreement to sell all of our interests in KGS.  We completed the sale to Crestwood in October 2010.  The Crestwood Transaction included our conveying:
•	a 100% ownership interest in Quicksilver Gas Services Holdings LLC, which owned;
•	5,696,752 common units of KGS;

•	11,513,625 subordinated units of KGS representing limited partner interests in KGS;

•	100% of the outstanding membership interests in Quicksilver Gas Services GP LLC including 469,949 general partner units in KGS and 100% of the outstanding incentive distribution rights in KGS; and,
•	a subordinated promissory note issued to us by KGS with a carrying value of $58 million at September 30, 2010.
     We received $701 million in cash at closing and recognized a gain of approximately $540 million after consideration of approximately $2.6 million in transaction costs.  We have the right to earn up to an additional $72 million in future earn-out payments in 2012 and 2013.
     Under the agreements governing the Crestwood Transaction, both parties agreed for two years not to solicit employees of the other party and we agreed not to compete with KGS with respect to the gathering, treating and processing of natural gas and the transportation of natural gas liquids in Denton, Hood, Somervell, Johnson, Tarrant, Parker, Bosque and Erath counties in Texas.  We are entitled to appoint a director to KGS’ general partner’s board of directors until the later of the second anniversary of the closing and such time as we generate less than 50% of their consolidated revenue in any fiscal year.  Pursuant to this right, we have appointed Thomas F. Darden as a director of KGS’ general partner’s board of directors.
     In connection with the closing of the Crestwood Transaction, we are providing transitional services to KGS for up to six months on customary terms.  KGS and we also entered into an agreement for the joint development of areas governed by certain of our existing commercial agreements and further we amended our existing commercial agreements.  The most significant amendments include extending the terms of all gathering agreements with KGS through 2020 and establishing a fixed gathering rate of $0.55 per Mcf in the Alliance gathering system.

     In September 2010, our board of directors approved a plan for disposal of our HCDS, a gathering system in Hill County, Texas, which gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream.  As a result of this decision, we conducted an impairment analysis of the HCDS and recognized a charge for impairment.
     We have continued to report our interests sold in the Crestwood Transaction and the HCDS as part of our continuing operating results because their providing midstream services to us constitutes a “continuation of service” that precludes presentation of those businesses as discontinued operations under GAAP.  The assets and liabilities of these midstream operations have been reclassified and are separately reported in our consolidated balance sheets.
     The operating results of these midstream operations, as classified in our statement of income, are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Revenues	$4,669	$1,476	$12,836	$5,186

Oil and gas production expense (1)	(22,425)	(18,956)	(57,003)	(56,694)
Production and ad valorem taxes	1,770	917	3,724	2,804
Cost of natural gas sold	9	17	64	71
Other operating costs	1,229	1,951	3,325	4,108
DD&A	6,453	6,332	18,984	17,583
General and administrative	3,294	696	5,040	2,190
Impairment expense	31,531	-	31,531	-

Operating results of midstream operations	(17,192)	10,519	7,171	35,124
Interest and other expense	(2,527)	(1,001)	(6,917)	(3,014)

Results of midstream operations before income tax	(19,719)	9,518	254	32,110
Income tax (expense) benefit	6,981	(3,718)	(91)	(11,975)

Results of midstream operations, net of income tax	$(12,738)	$5,800	$163	$20,135

(1)	Our midstream operations earn revenue from processing and gathering our natural gas. These revenues are consolidated as reductions of oil and gas production expense for purposes of presenting our consolidated statements of income.
     Details of balance sheet items for these midstream operations are summarized below:

	As of	As of
	September 30,	December 31,
	2010	2009
Assets:	(In thousands)

Cash	$58	$748
Accounts receivable, net	4,716	1,515
Other current assets	14,085	291
Property, plant and equipment, net	540,869	543,095
Other assets	2,196	2,859

Total	$561,924	$548,508

Liabilities

Current liabilities	$16,032	$11,226
Long-term debt	238,500	125,400
Other non-current liabilities	12,585	11,565

Total	$267,117	$148,191

     Prior to the Crestwood Transaction, we completed the KGS Secondary Offering as part of the funding strategy for the drop-down of the Alliance Midstream Assets.  The underwriters purchase of 549,200 newly issued common units in January 2010 yielded cash proceeds of $11.0 million.  We completed the drop-down transaction in January 2010 for $84.4 million.
3. DERIVATIVES AND FAIR VALUE MEASUREMENTS
     The following table details the estimated fair value of all derivative instruments where “Level 2” inputs are the basis of our fair value estimates at September 30, 2010 and December 31, 2009:

	Significant Other Observable
	Inputs - Level 2
	September 30,	December 31,
	2010	2009
	(in thousands)
Commodity contracts	$227,259	$107,881
Interest rate contracts	-	4,108
Gas Purchase Commitment	(665)	(6,625)

Total	$226,594	$105,364

     The fair value of all derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value reported by counterparties.  Estimates were determined by applying the net differential between the prices in each derivative and market prices for future periods to the amounts stipulated in each contract to arrive at an estimated future value.  This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives.
Commodity Price Derivatives
     As of September 30, 2010, we had price collars and fixed price swaps that hedge 200 MMcfd, 150 MMcfd and 90 MMcfd of our anticipated natural gas production for 2010, 2011 and 2012, respectively.  We also have fixed price swaps that hedge 30 MMcfd of our anticipated natural gas production for 2013 through 2015.  We have hedged our anticipated 2010 and 2011 NGL production with fixed price swaps that cover 10 MBbld and 8 MBbld, respectively.
     The increase in carrying value of our commodity price derivatives since December 31, 2009 principally resulted from the overall decline in market prices for natural gas and NGLs relative to the prices of our open derivative instruments.  Additional derivatives entered into during 2010 further increased the carrying value.  Monthly settlements received during 2010 have partially offset these increases.
Interest Rate Derivatives
     In February 2010, we executed the early settlement of the 2009 interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes.  We received cash of $18.0 million in the settlement, including $3.7 million for interest previously accrued and earned, and recognized the remaining $14.3 million as a fair value adjustment to our debt.
     In February 2010, we entered into new interest swaps to hedge the same debt instruments.  We executed early settlement of a portion of the 2010 interest rate swaps in May 2010 and the remaining 2010 interest swaps in July 2010 for $6.8 million and $16.7 million, respectively.  These settlements included $7.0 million for interest previously accrued and earned.  The remaining cash of $16.5 million was recognized as a fair value adjustment to our debt, which will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments.

     These early settlements of all interest rate swaps will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments currently scheduled as follows:

(In thousands)

2010 (1)	$3,181
2011	4,897
2012	5,315
2013	5,769
2014	6,261
2015	4,824
2016	569

$30,816

(1)	Includes $2.0 million recognized through September 30, 2010
     The average effective interest rates on the senior notes due 2015 and the senior subordinated notes were approximately 5.03% and 6.18%, respectively, for the first nine months of 2010.  At September 30, 2010, we had no interest rate swaps outstanding.
Gas Purchase Commitment
     The Gas Purchase Commitment, which is effective through December 31, 2010, contains an embedded derivative, which we revalue for changes to estimated volumes and prices from June 19, 2009 to September 30, 2010.  At September 30, 2010, we have estimated the remaining liability at $18.9 million, including an embedded derivative liability for cumulative changes in estimates for remaining production months of $0.7 million.  The derivative reflects a 4.4 Bcf reduction of the total estimated volumes we expect to purchase under the commitment offset by a decrease in market prices over the remaining commitment period compared with our December 31, 2009 estimate.  The following summarizes the Gas Purchase Commitment activity during 2010:

(In thousands)

Liability fair value at December 31, 2009	$50,744
Decrease due to gas volumes purchased	(25,900)
Embedded derivative increase (decrease) due to:
Price changes	6,384
Volume changes	(12,344)

Total increase (decrease) in embedded derivative	(5,960)

Liability fair value at September 30, 2010 (1)	$18,884

(1)	The liability for the Gas Purchase Commitment was valued using estimated Eni production volumes from October 2010 through December 2010 and published future market prices and risk-adjusted interest rates as of September 30, 2010.

     The estimated fair value of our derivatives at September 30, 2010 and December 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Derivatives designated as hedges:
Commodity contracts reported in:
Current derivative assets	$148,334	$97,883	$5,771	$638
Noncurrent derivative assets	84,696	11,031	-	-
Current derivative liabilities	-	243	-	638
Interest rate contracts reported in:
Current derivative assets	-	712	-	-
Noncurrent derivative assets	-	3,396	-	-

Total derivatives designated as hedges	$233,030	$113,265	$5,771	$1,276

Derivatives not designated as hedges:
Gas Purchase Commitment reported in accrued liabilities	$-	$-	$665	$6,625

Total derivatives not designated as hedges	$-	$-	$665	$6,625

Total derivatives	$233,030	$113,265	$6,436	$7,901

     The changes in the carrying value of our derivatives for the three and nine months ended September 30, 2010 and 2009 are presented below:

	For the Three Months Ended September 30, 2010
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at June 30, 2010	$(6,161)	$13,240	$193,394	$200,473
Net change in amounts receivable/payable	-	(4,392)	(240)	(4,632)
Net settlements reported in revenue	-	-	(54,716)	(54,716)
Cash settlements reported in long-term debt	-	(12,134)	-	(12,134)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	5,496	-	-	5,496
Change in fair value of interest rate swaps	-	3,286	-	3,286
Ineffectiveness reported in other revenue	-	-	(806)	(806)
Unrealized gains reported in OCI	-	-	89,627	89,627

Derivative fair value at September 30, 2010	$(665)	$-	$227,259	$226,594

	For the Three Months Ended September 30, 2009
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at June 30, 2009	$(3,818)	$(266)	$257,548	$253,464
Net settlements reported in revenue	-	-	(92,687)	(92,687)
Net settlements reported in interest expense	-	(6,537)	-	(6,537)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	2,630	-	-	2,630
Change in fair value of interest rate swaps	-	22,845	-	22,845
Ineffectiveness reported in other revenue	-	-	77	77
Unrealized gains reported in OCI	-	-	134	134

Derivative fair value at September 30, 2009	$(1,188)	$16,042	$165,072	$179,926

	For the Nine Months Ended September 30, 2010
	Gas Purchase	Interest Rate	Commodity
	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at December 31, 2009	$(6,625)	$4,108	$107,881	$105,364
Net change in amounts receivable/payable	-	(9,180)	(1,101)	(10,281)
Net settlements reported in revenue	-	-	(136,349)	(136,349)
Net settlements reported in interest expense	-	(10,848)	-	(10,848)
Cash settlements reported in long-term debt	-	(30,816)	-	(30,816)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	5,960	-	-	5,960
Change in fair value of interest rate swaps	-	46,736	-	46,736
Ineffectiveness reported in other revenue	-	-	(2,394)	(2,394)
Unrealized gains reported in OCI	-	-	259,222	259,222

Derivative fair value at September 30, 2010	$(665)	$-	$227,259	$226,594

	For the Nine Months Ended September 30, 2009
	Michigan	Gas Purchase	Interest Rate	Commodity
	Contract	Commitment	Swaps	Hedges	Total
	(In thousands)
Derivative fair value at December 31, 2008	$(12,901)	$-	$-	$290,719	$277,818
Net change in amounts receivable/payable	(3,518)	-	-	-	(3,518)
Net settlements	16,479	-	-	-	16,479
Net settlements reported in revenue	-	-	-	(234,812)	(234,812)
Net settlements reported in interest expense	-	-	(7,200)	-	(7,200)
Change in fair value of Gas Purchase Commitment reported in costs of purchased gas	-	(1,188)	-	-	(1,188)
Change in fair value of interest rate swaps	-	-	23,242	-	23,242
Ineffectiveness reported in other revenue	(60)	-	-	(1,589)	(1,649)
Cash settlement reported in OCI	-	-	-	(54,896)	(54,896)
Unrealized gains reported in OCI	-	-	-	165,650	165,650

Derivative fair value at September 30, 2009	$-	$(1,188)	$16,042	$165,072	$179,926

     Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings over the next twelve months would result in a gain of $94.5 million, net of income taxes.  An additional $8.2 million, net of income taxes, remains from the early settlement of the 2010 natural gas collar settled in 2009 and will be reclassified from AOCI into revenue during the remainder of 2010.  Hedge derivative ineffectiveness resulted in losses of $2.4 million and $1.7 million recorded in other revenue for the nine months ended September 30, 2010 and 2009, respectively.
4. INVESTMENT IN BREITBURN
     At September 30, 2010, we owned approximately 16.3 million common units, or 31%, of BBEP, a publicly traded limited partnership, whose price closed at $18.27 per unit as of that date.  Note 5 contains additional information regarding the use of 3.6 million BBEP common units as partial consideration in the acquisition of oil and gas properties in May 2010.  We further reduced our ownership of BBEP in September 2010 when we sold approximately 1.4 million common units at a unit price of $16.22, net of fees paid.  We recognized a gain of $14.4 million as other income for the difference between our carrying value at the time of the sale of $5.82 per BBEP unit and the net sales proceeds.  In October 2010, we sold an additional 650,000 units at a unit price of $17.72 and recognized a gain of $7.7 million.

     We account for our investment in BBEP units using the equity method, utilizing a one-quarter lag from BBEP’s publicly available information.  When we sell BBEP units, we do not utilize the subsequently available financial information to adjust the carrying value of the units sold or to amend the previously recognized gain or loss on sale.  Summarized estimated financial information for BBEP is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues (1)	$134,216	$(36,994)	$305,645	$534,192
Operating expenses	73,621	67,352	216,170	307,391

Operating income (loss)	60,595	(104,346)	89,475	226,801
Interest and other (2)	6,437	4,988	18,130	37,458
Income tax (benefit) expense	561	(809)	(469)	336

Net income	53,597	(108,525)	71,814	189,007
Noncontrolling interests	28	(5)	118	15

Net income attributable to BBEP	$53,569	$(108,520)	$71,696	$188,992

(1)	The three months ended June 30, 2010 and 2009 include commodity derivative unrealized gains of $33.2 million and unrealized losses of $148.7 million, respectively. The nine months ended June 30, 2010 and 2009 include commodity derivative unrealized gains of $18.4 million and unrealized gains $193.5 million, respectively.

(2)	The three months ended June 30, 2010 and 2009 include interest rate swap derivative unrealized gains of $1.5 million and $3.5 million, respectively. The nine months ended June 30, 2010 and 2009 include interest rate swap derivative unrealized gains of $3.9 million and $10.6 million, respectively.

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$147,678	$142,441
Property, plant and equipment	1,725,827	1,741,089
Other assets	118,214	87,499
Current liabilities	68,477	91,890
Long-term debt	534,000	559,000
Other non-current liabilities	61,282	91,338
Total equity	1,327,960	1,228,801
     For the nine months ended September 30, 2010, we recognized income of $24.2 million of BBEP’s income for the nine months ended June 30, 2010.  For the comparable 2009 period, we recognized income of $77.4 million and impairment expense of $102.1 million.
     Changes in the balance of our investment in BBEP for the nine months ended September 30, 2010 were as follows:

(In thousands, except unit data)

Balance at December 31, 2009	$112,763
Equity income from BBEP	24,203
Distributions from BBEP	(14,785)
Conveyance of 3,619,901 BBEP units	(18,981)
Sale of 1,387,050 BBEP units	(8,075)

Balance at September 30, 2010	$95,125

     Note 8 contains additional information regarding the April 2010 settlement of our lawsuit against BBEP and other parties.

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, excluding the property, plant and equipment of our midstream operations held for sale, consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Oil and gas properties
Subject to depletion	$4,496,290	$3,947,676
Unevaluated costs	404,783	458,037
Accumulated depletion	(2,193,288)	(2,067,469)

Net oil and gas properties	2,707,785	2,338,244
Other plant and equipment
Pipelines and processing facilities	208,451	201,880
General properties	68,451	64,893
Accumulated depreciation	(70,999)	(62,172)

Net other property and equipment	205,903	204,601

Property, plant and equipment, net of accumulated depletion and depreciation	$2,913,688	$2,542,845

Ceiling Test Analysis
     Our U.S. and Canadian ceiling tests for each of the first three quarters of 2010 resulted in no impairment of our U.S. or Canadian oil and gas properties.  The ceiling limitations were determined using internally prepared proved reserve reports using the unweighted average of the preceding 12-month first-day-of-the-month prices for natural gas, NGL and oil.
     In the first nine months of 2009, we recorded impairments of our U.S. and Canadian oil and gas properties that totaled $786.9 million and $109.6 million, respectively.  Lower period-end benchmark prices for natural gas, oil and NGL prices at March 31, 2009 and June 30, 2009 were the primary factor contributing to a reduction of the U.S. and Canadian ceiling limitations at March 31, 2009 and the Canadian ceiling limit at June 30, 2009.
     Note 10 to our consolidated financial statements in our 2009 Annual Report on Form 10-K contains additional information regarding our property, plant and equipment and our 2009 full cost ceiling impairments.
Lake Arlington Acquisition
     In May 2010, we completed the acquisition of an additional 25% working interest in our company-operated Lake Arlington Project, for which we conveyed $62.1 million in cash and 3,619,901 BBEP common units owned by us with a market value of $54.4 million on the date of closing.  We recognized a gain of $35.4 million as other income for the difference between our carrying value of $5.24 per BBEP unit and the fair value of $15.03 per BBEP unit on the date of the transaction.

6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Senior Secured Credit Facility	$529,274	$467,569
Senior notes due 2015, net of unamortized discount	470,641	469,964
Senior notes due 2016, net of unamortized discount	583,026	581,359
Senior notes due 2019, net of unamortized discount	293,374	293,004
Senior subordinated notes due 2016	350,000	350,000
Convertible debentures, net of unamortized discount	141,591	136,119

Total debt	2,367,906	2,298,015
Unamortized deferred gain - terminated interest rate swaps	28,799	-
Fair value of interest rate swaps	-	4,108

Long-term debt	$2,396,705	$2,302,123

Senior Secured Credit Facility
     The $1.0 billion borrowing base on our Senior Secured Credit Facility was re-affirmed in May 2010.  In October 2010, using proceeds from the Crestwood Transaction, we repaid all of our outstanding borrowings under the Senior Secured Credit Facility.
Convertible Debentures
     The convertible debentures are contingently convertible into shares of Quicksilver common stock at a rate of 65.4418 shares for each $1,000 debenture, subject to adjustment.  In the event of conversion, we have the option to deliver either Quicksilver common stock, cash, or any combination thereof.  Should all debentures be converted to Quicksilver common stock, an additional 9,816,270 shares would become outstanding; however, as of October 1, 2010, the debentures were not convertible based on share prices for the quarter ended September 30, 2010.  Additionally, holders of the debentures can require us to repurchase all or a portion of their debentures for cash on November 1, 2011, 2014 or 2019 at a price equal to the principal amount plus accrued and unpaid interest.  We can require the holders of the debentures to redeem all or a portion of their debentures for cash at any time on or after November 8, 2011 and prior to maturity at a price equal to the principal amount plus accrued and unpaid interest.
     At September 30, 2010 and December 31, 2009, the remaining unamortized discount on the debentures was $8.4 million and $13.9 million, respectively, resulting in a carrying value of $141.6 million and $136.1 million, respectively.  The remaining discount will be accreted to face value through October 2011.  For the nine months ended September 30, 2010 and 2009, interest expense on our convertible debentures, recognized at an effective interest rate of 6.75%, was $7.6 million and $7.2 million, respectively, including contractual interest of $2.1 million for each period.
KGS Credit Facility
     As discussed in Note 2, the balance due by KGS under the KGS Credit Agreement is reported in liabilities of midstream operations held for sale.  Upon completion of the Crestwood Transaction, any borrowings outstanding under the KGS Credit Agreement, are excluded from our balance sheet entirely.

Summary of All Outstanding Debt
     The following table summarizes significant aspects of our long-term debt:

Priority on Collateral and Structural Seniority (1)
	Highest priority					Lowest priority
Equal priority
	Senior Secured	2015	2016	2019	Senior	Convertible
	Credit Facility	Senior Notes	Senior Notes	Senior Notes	Subordinated Notes	Debentures
Scheduled maturity date	February 9, 2012	August 1, 2015	January 1, 2016	August 15, 2019	April 1, 2016	November 1, 2024

Interest rate at September 30, 2010 (2)	3.812%	8.25%	11.75%	9.125%	7.125%	1.875%

Base interest rate options (3)	LIBOR, ABR or specified (4)	N/A	N/A	N/A	N/A	N/A

Financial covenants (5)	- Minimum current ratio of 1.0	N/A	N/A	N/A	N/A	N/A
- Minimum EBITDA to interest expense ratio of 2.5

Significant restrictive covenants (5)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	N/A

Estimated fair value (6)	$529.3 million	$498.8 million	$700.5 million	$327.8 million	$344.3 million	$159.1 million

(1)	The Senior Secured Credit Facility is secured by a first perfected lien on substantially all our assets, including BBEP units. The other debt presented is based upon structural seniority and priority of payment.

(2)	Represents the weighted average borrowing rate payable to lenders and excludes effects of interest rate derivatives.

(3)	Interest rate options include a base rate plus a spread.

(4)	Interest rate spreads on our Senior Secured Credit Facility include a floor to ABR of one-month LIBOR plus 1%, an ABR margin range of 1.125% to 2.125% and a Eurodollar and specified rate margin range of 2.00% to 3.00%.

(5)	The covenant information presented in this table is qualified in all respects by reference to the full text of the covenants, terms and related definitions contained in the documents governing the various components of our debt.

(6)	The estimated fair value is determined based on market quotations on the balance sheet date for fixed rate obligations. We believe that debt with market-based interest rates has a fair value equal to its carrying value.
     Note 13 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains a more complete description of our long-term debt.

7. ASSET RETIREMENT OBLIGATIONS
     The following table provides information about our estimated asset retirement obligation activity for the nine months ended September 30, 2010 excluding such obligations of our midstream operations held for sale:

(In thousands)

Beginning asset retirement obligations	$48,581
Incremental liability incurred	1,549
Accretion expense	1,893
Asset retirement costs incurred	(677)
Gain on settlement of liability	436
Currency translation adjustment	762

Ending asset retirement obligations	52,544
Less current portion	(109)

Long-term asset retirement obligations	$52,435

8. COMMITMENTS AND CONTINGENCIES
     In the litigation filed by us against Eagle Drilling LLC (“Eagle”), which includes counter claims filed by Eagle against us and disclosed in our 2009 Annual Report on Form 10-K, on October 19, 2010, the U.S. District Court granted our motion for summary judgment directed to Eagle’s breach of contract claims, although other claims remain outstanding.
     In April 2010, we finalized a global settlement agreement with BBEP and all other parties to our lawsuit whereby we received $18.0 million in cash, which we recognized as other income in the second quarter of 2010.  Pursuant to the agreement, we also retained full voting rights for our units held in BBEP subject to the provisions of a limited standstill agreement and have named two directors to the board of directors of BBEP’s general partner.
     In April 2010, Quicksilver entered into a lease of office space for a term of 12 years that commenced August 2010.  Aggregate rentals over the life of the lease will total $34.8 million.
     As of September 2010, we had surety bonds outstanding of $39.2 million.  Our outstanding letters of credit at September 30, 2010 totaled $46.0 million, which includes $28.9 million issued in support of surety bonds.
     Note 3 contains information regarding the Gas Purchase Commitment.
     There have been no other significant changes to our commitments and contingencies as reported in Note 16 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.

9. STOCK-BASED COMPENSATION
     Note 19 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains additional information about our equity-based compensation plans.
Quicksilver Stock Options
     Options to purchase shares of common stock were granted in 2010 with an estimated fair value of $8.9 million.  We recognized expense of $5.2 million for all unvested stock options in the first nine months of 2010.
     We estimated the fair value of stock options granted in 2010 on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Stock
Options
Issued
Weighted average grant date fair value	$15.88
Weighted average grant date	Jan 4, 2010
Weighted average risk-free interest rate	3.00%
Expected life (in years)	6.0
Weighted average volatility	66.76%
Expected dividends	—
     The following table summarizes stock option activity during the nine months ended September 30, 2010:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2009	3,014,441	$8.97
Granted	901,887	15.88
Exercised	(270,250)	5.93
Cancelled	(94,312)	9.09

Outstanding at September 30, 2010	3,551,766	$10.96	8.6	$14,790

Exercisable at September 30, 2010	1,041,859	$11.83	7.5	$4,937

Vested at September 30, 2010 or expected to vest in the future	3,356,417	$11.03

     Cash received from the exercise of stock options was $1.4 million for the nine months ended September 30, 2010 and the total fair value of those options exercised was $2.2 million.
Quicksilver Restricted Stock and Restricted Stock Units
     The following table summarizes information regarding our restricted stock and RSU activity:

	Payable in stock		Payable in cash
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Shares	Fair Value	Stock Units	Fair Value

Outstanding at December 31, 2009	2,722,875	$10.33	328,695	$6.22
Granted	892,069	15.58	205,244	15.24
Vested	(1,097,937)	12.27	(109,602)	6.22
Cancelled	(85,300)	11.47	(63,187)	10.21

Outstanding at September 30, 2010	2,431,707	$11.34	361,150	$10.65

     At January 1, 2010, we had total unvested compensation cost of $15.1 million.  During the first nine months of 2010, we recognized compensation expense for all unvested restricted stock and RSUs of $10.1 million.  Grants of restricted stock and stock-settled RSUs during the nine months ended September 30, 2010 had an estimated grant date fair value of $13.9 million, which will be recognized as expense over the vesting period.  Unrecognized compensation cost remaining at September 30, 2010 for restricted stock and stock-settled RSUs was $17.9 million, which will be recognized through March 2013.  The fair value of unvested RSUs settled in cash was $4.5 million at September 30, 2010.  The total fair value of restricted shares and RSUs vested during the nine months ended September 30, 2010 was $15.2 million.
     Upon closing the Crestwood Transaction, options representing 127,797 shares and 68,546 restricted shares granted to Quicksilver employees prior to their becoming KGS employees were cancelled.  A portion of the October payments made to these employees was determined using the October 1, 2010 estimated fair value of the cancelled grants of approximately $2.1 million.  This payment resulted in a charge of $1.0 million after consideration of the previously recognized compensation expense prior to forfeiture of the unvested awards.
KGS Phantom Units
     The following table summarizes information regarding KGS phantom unit activity:

	Payable in units		Payable in cash
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at December 31, 2009	485,672	$12.75	33,240	$20.90
Granted	211,600	21.15	-	-
Vested	(179,886)	13.74	(25,925)	22.37
Cancelled	(1,690)	16.75	-	-

Outstanding at September 30, 2010	515,696	$15.83	7,315	$19.04

     At January 1, 2010, KGS had total unrecognized compensation cost of $2.9 million related to unvested phantom unit awards.  KGS recognized compensation expense of approximately $2.8 million during the nine months ended September 30, 2010.  Grants of phantom units during the nine months ended September 30, 2010 had an estimated grant date fair value of $4.5 million.  Phantom units that vested during the nine months ended September 30, 2010 had a fair value of $3.1 million on their vesting date.
     On October 1, 2010, compensation expense of $3.6 million was recognized upon closing of the Crestwood Transaction in accordance with the change of control provisions of KGS’ amended 2007 Equity Plan.

10. EARNINGS PER SHARE
The following is a reconciliation of the components used to compute basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share		(In thousands, except per share
	data)		data)

Net earnings (loss) attributable to Quicksilver	$21,803	$730	$116,794	$(590,011)
Impact of assumed conversions – interest on 1.875% convertible debentures, net of income taxes (1)	-	-	5,361	-

Net earnings (loss) available to stockholders assuming conversion of convertible debentures	$21,803	$730	$122,155	$(590,011)

Weighted average common shares – basic	170,307	169,021	170,242	168,917
Effect of dilutive securities(1):
Employee stock options	704	1,452	764	-
Employee stock unit awards	26	184	25	-
Contingently convertible debentures	-	-	9,816	-

Weighted average common shares – diluted	171,037	170,657	180,847	168,917

Net earnings (loss) per common share - basic	0.13	-	0.69	(3.49)

Net earnings (loss) per common share - diluted	0.13	-	0.68	(3.49)

(1)	For the three and nine months ended September 30, 2009, the effects of our convertible debt, stock options and unvested RSUs representing 9.8 million and 11.1 million shares, respectively, were antidilutive and excluded from the diluted share calculations. For the three months ended September 30, 2010, the effects of our convertible debt, stock options and unvested RSUs representing 11.0 million shares were antidilutive and excluded from the diluted share calculation. For the nine months ended September 30, 2010, the effects of stock options and unvested RSUs representing 1.2 million shares were antidilutive and excluded from the diluted share calculation.
11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Note 20 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries.
     The following condensed consolidating financial information includes information about the Company and our restricted subsidiaries.  The 2009 condensed consolidating financial information includes changes in the financial information of our unrestricted non-guarantor subsidiaries to present the 2009 financial information including the effects of the purchase of the Alliance Midstream Assets by KGS and the Crestwood Transaction whereby we sold all of our interests in the unrestricted subsidiaries. Note 2 provides additional information regarding the Crestwood Transaction.

	September 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets	$199,590	$85,657	$50,908	$(110,268)	$225,887	$-	$-	$225,887
Property and equipment	2,317,382	69,315	526,991	-	2,913,688	-	-	2,913,688
Investment in subsidiaries (equity method)	539,169	-	-	(444,045)	95,124	-	-	95,124
Assets of midstream operations held for sale	57,608	181,783	-	-	239,391	551,474	(228,941)	561,924
Other assets	154,395	-	6,892	-	161,287	6,208	-	167,495

Total assets	$3,268,144	$336,755	$584,791	$(554,313)	$3,635,377	$557,682	$(228,941)	$3,964,118

LIABILITIES AND EQUITY
Current liabilities	$247,349	$108,895	$29,028	$(110,268)	$275,004	$-	$-	$275,004
Liabilities of midstream operations held for sale	-	1,935	-	-	1,935	342,295	(77,113)	267,117
Long-term liabilities	2,190,945	19,822	317,821	-	2,528,588	-	-	2,528,588
Quicksilver stockholders’ equity	829,850	206,103	237,942	(444,045)	829,850	151,828	(151,828)	829,850
Noncontrolling interests	-	-	-	-	-	63,559	-	63,559

Total liabilities and equity	$3,268,144	$336,755	$584,791	$(554,313)	$3,635,377	$557,682	$(228,941)	$3,964,118

	December 31, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets	$296,233	$109	$42,622	$(121,580)	$217,384	$-	$-	$217,384
Property and equipment	1,980,053	71,264	491,528	-	2,542,845	-	-	2,542,845
Investment in subsidiaries (equity method)	549,200	-	-	(436,437)	112,763	-	-	112,763
Assets of midstream operations held for sale	55,717	291,104	-	-	346,821	502,401	(300,714)	548,508
Other assets	182,062	-	3,112	-	185,174	6,208	-	191,382

Total assets	$3,063,265	$362,477	$537,262	$(558,017)	$3,404,987	$508,609	$(300,714)	$3,612,882

LIABILITIES AND EQUITY
Current liabilities	$334,638	$117,055	$25,321	$(121,580)	$355,434	$-	$-	$355,434
Liabilities of midstream operations held for sale	-	1,120	-	-	1,120	217,564	(70,493)	148,191
Long-term liabilities	2,092,629	9,966	309,840	-	2,412,435	-	-	2,412,435
Quicksilver stockholders’ equity	635,998	234,336	202,101	(436,437)	635,998	230,221	(230,221)	635,998
Noncontrolling interests	-	-	-	-	-	60,824	-	60,824

Total liabilities and equity	$3,063,265	$362,477	$537,262	$(558,017)	$3,404,987	$508,609	$(300,714)	$3,612,882

	For the Three Months Ended September 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$204,389	$1,802	$28,609	$(894)	$233,906	$30,366	$(26,572)	$237,700
Operating expense	132,704	30,776	21,689	(894)	184,275	14,905	(26,572)	172,608
Equity in net earnings of subsidiaries	(10,600)	7,465	-	10,600	7,465	-	(7,465)	-

Operating income	61,085	(21,509)	6,920	10,600	57,096	15,461	(7,465)	65,092
Income from earnings of BBEP	17,024	-	-	-	17,024	-	-	17,024
Interest expense and other	(32,266)	-	(1,828)	-	(34,094)	(3,185)	-	(37,279)
Income tax (expense) benefit	(24,040)	7,528	(1,711)	-	(18,223)	(45)	-	(18,268)

Net income	$21,803	$(13,981)	$3,381	$10,600	$21,803	$12,231	$(7,465)	$26,569
Net income attributable to noncontrolling interests	-	-	-	-	-	(4,766)	-	(4,766)

Net income attributable Quicksilver	$21,803	$(13,981)	$3,381	$10,600	$21,803	$7,465	$(7,465)	$21,803

	For the Three Months Ended September 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$157,407	$(33)	$47,648	$91	$205,113	$23,236	$(21,692)	$206,657
Operating expense	90,053	653	20,224	91	111,021	13,777	(21,844)	102,954
Equity in net earnings of subsidiaries	23,685	5,709	-	(23,685)	5,709	-	(5,709)	-

Operating income (loss)	91,039	5,023	27,424	(23,685)	99,801	9,459	(5,557)	103,703
Income from earnings of BBEP	(43,685)	-	-	-	(43,685)	-	-	(43,685)
Interest expense and other	(38,525)	814	(2,315)	-	(40,026)	(1,738)	(500)	(42,264)
Income tax (expense) benefit	(8,099)	(2,043)	(5,218)	-	(15,360)	(235)	-	(15,595)
Discontinued operations	-	-	-	-	-	(348)	348	-

Net income (loss)	$730	$3,794	$19,891	$(23,685)	$730	$7,138	$(5,709)	$2,159
Net income attributable to noncontrolling interests	-	-	-	-	-	(1,429)	-	(1,429)

Net income (loss) attributable to Quicksilver	$730	$3,794	$19,891	$(23,685)	$730	$5,709	$(5,709)	$730

	For the Nine Months Ended September 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$582,283	$5,013	$93,158	$(2,219)	$678,235	$82,299	$(72,106)	$688,428
Operating expenses	364,202	35,129	68,831	(2,219)	465,943	44,787	(72,106)	438,624
Equity in net earnings of subsidiaries	5,546	17,414	-	(5,546)	17,414	-	(17,414)	-

Operating income (loss)	223,627	(12,702)	24,327	(5,546)	229,706	37,512	(17,414)	249,804
Income from earnings of BBEP	24,203	-	-	-	24,203	-	-	24,203
Interest expense and other	(60,667)	-	(5,050)	-	(65,717)	(8,808)	-	(74,525)
Income tax (expense) benefit	(70,369)	4,446	(5,475)	-	(71,398)	(171)		(71,569)

Net income (loss)	$116,794	$(8,256)	$13,802	$(5,546)	$116,794	$28,533	$(17,414)	$127,913
Net income attributable to noncontrolling interests	-	-	-	-	-	(11,119)	-	(11,119)

Net income (loss) attributable to Quicksilver	$116,794	$(8,256)	$13,802	$(5,546)	$116,794	$17,414	$(17,414)	$116,794

	For the Nine Months Ended September 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$452,403	$184	$140,786	$57	$593,430	$70,540	$(65,340)	$598,630
Operating expenses	1,094,552	2,091	240,063	57	1,336,763	38,529	(65,246)	1,310,046
Equity in net earnings of subsidiaries	(65,113)	19,137	-	65,113	19,137	-	(19,137)	-

Operating income	(707,262)	17,230	(99,277)	65,113	(724,196)	32,011	(19,231)	(711,416)
Income from earnings of BBEP	(24,669)	-	-	-	(24,669)	-	-	(24,669)
Interest expense and other	(139,682)	3,389	(6,424)	-	(142,717)	(6,215)	(1,708)	(150,640)
Income tax (expense) benefit	281,602	(7,217)	27,186	-	301,571	(446)	-	301,125
Discontinued operations	-	-	-	-	-	(1,802)	1,802	-

Net income	$(590,011)	$13,402	$(78,515)	$65,113	$(590,011)	$23,548	$(19,137)	$(585,600)
Net income attributable to noncontrolling interests	-	-	-	-	-	(4,411)	-	(4,411)

Net income attributable to Quicksilver	$(590,011)	$13,402	$(78,515)	$65,113	$(590,011)	$19,137	$(19,137)	$(590,011)

	For the Nine Months Ended September 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operating activities	$257,090	$593	$59,704	$-	$317,387	$44,873	$(14,870)	$347,390
Purchases of property, plant and equipment	(380,507)	(593)	(53,362)	-	(434,462)	(52,470)	(7,406)	(494,338)
Distribution to parent	80,276	-	-	-	80,276	(80,276)	-	-
Proceeds from sale of BBEP units	22,498	-	-	-	22,498			22,498
Proceeds from sales of property and equipment	1,030	-	-	-	1,030	-	-	1,030

Net cash flow used for investing activities	(276,703)	(593)	(53,362)	-	(330,658)	(132,746)	(7,406)	(470,810)
Issuance of debt	478,500	-	39,532	-	518,032	143,200	-	661,232
Repayments of debt	(414,500)	-	(46,443)	-	(460,943)	(30,100)	-	(491,043)
Debt issuance costs	(109)	-	-	-	(109)	-	-	(109)
Gas Purchase Commitment - net	(25,900)	-	-	-	(25,900)	-	-	(25,900)
Issuance of KGS common units	-	-	-	-	-	11,054	-	11,054
Distributions to parent	-	-	-	-	-	(22,276)	22,276	-
Distributions to noncontrolling interests	-	-	-	-	-	(13,550)	-	(13,550)
Proceeds from exercise of stock options	1,388	-	-	-	1,388	-	-	1,388
Treasury transactions - equity	(4,851)	-	-	-	(4,851)	(1,144)	-	(5,995)

Net cash flow provided by financing activities	34,528	-	(6,911)	-	27,617	87,184	22,276	137,077
Effect of exchange rates on cash	-	-	(306)	-	(306)	-	-	(306)

Net decrease in cash and equivalents	14,915	-	(875)	-	14,040	(689)	-	13,351
Cash and equivalents at beginning of period	5	-	1,034	-	1,039	746	-	1,785

Cash and equivalents at end of period	$14,920	$-	$159	$-	$15,079	$57	$-	$15,136

	For the Nine Months Ended September 30, 2009
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor		Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operations	$260,402	$47,666	$121,102	$-	$429,170	$51,268	$(29,845)	$450,593
Purchases of property, plant and equipment	(387,938)	(47,666)	(79,745)	-	(515,349)	(55,712)	9,941	(561,120)
Proceeds from sales of property and equipment	220,270	-	768	-	221,038	-	-	221,038

Net cash flow used for investing activities	(167,668)	(47,666)	(78,977)	-	(294,311)	(55,712)	9,941	(340,082)
Issuance of debt	1,278,138	-	52,887	-	1,331,025	46,500	-	1,377,525
Repayments of debt	(1,396,105)	-	(96,532)	-	(1,492,637)	(14,500)	-	(1,507,137)
Debt issuance costs	(29,870)	-	(1,125)	-	(30,995)	-	-	(30,995)
Gas Purchase Commitment -net	54,488	-	-	-	54,488	-	-	54,488
Distributions to parent	-	-	-	-	-	(19,904)	19,904	-
Distributions to noncontrolling interests	-	-	-	-	-	(7,344)	-	(7,344)
Other	(44)	-	-	-	(44)	(63)	-	(107)

Net cash flow provided by (used for) financing activities	(93,393)	-	(44,770)	-	(138,163)	4,689	19,904	(113,570)
Effect of exchange rates on cash	-	-	1,779	-	1,779	-	-	1,779

Net decrease in cash and equivalents	(659)	-	(866)	-	(1,525)	245	-	(1,280)
Cash and equivalents at beginning of period	1,679	-	866	-	2,545	303	-	2,848

Cash and equivalents at end of period	$1,020	$-	$-	$-	$1,020	$548	$-	$1,568

12. SEGMENT INFORMATION
     We operate in two geographic segments, the United States and Canada, where we are engaged in the exploration and production segment of the oil and gas industry.  Additionally, prior to the Crestwood Transaction, we operated in the midstream segment, where we provided natural gas processing and gathering services in the United States.  On a consolidated basis, we eliminated revenues earned for the processing and gathering by our midstream operations and the fees paid for these services by our exploration and production segment.  We evaluate performance of our operations based on operating income and property and equipment costs incurred.  Note 2 provides additional information regarding the Crestwood Transaction and our midstream operations.

	Exploration & Production			Corporate		Quicksilver
	United States	Canada	Midstream	and Other	Elimination	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2010
Revenues	$204,389	$28,609	$31,590	$-	$(26,888)	$237,700
Depletion, depreciation and accretion	33,963	10,676	7,387	516	-	52,542
Operating income	93,266	7,850	(11,503)	(24,521)	-	65,092
Property and equipment costs incurred	100,678	20,140	12,209	1,056	-	134,083

For the Three Months Ended September 30, 2009
Revenues	$157,407	$47,648	$24,287	$-	$(22,685)	$206,657
Depletion, depreciation and accretion	27,957	9,321	6,836	434	-	44,548
Operating income	82,747	28,354	10,718	(18,116)	-	103,703
Property and equipment costs incurred	80,852	13,925	43,946	362	-	139,085

For the Nine Months Ended September 30, 2010
Revenue	$582,283	$93,158	$85,576	$-	$(72,589)	$688,428
Depletion, depreciation and accretion	93,620	33,114	21,799	1,435	-	149,968
Operating income	272,186	27,118	13,680	(63,180)	-	249,804
Property and equipment costs incurred	424,962	55,274	49,160	3,023	-	532,419

For the Nine Months Ended September 30, 2009
Revenue	$452,403	$140,786	$73,682	$-	$(68,241)	$598,630
Depletion, depreciation and accretion	106,338	29,284	18,346	1,242	-	155,210
Operating income	(589,707)	(96,487)	35,472	(60,694)	-	(711,416)
Property and equipment costs incurred	308,905	70,440	92,226	2,018	-	473,589

Property, Plant and Equipment-net (1)
September 30, 2010	$2,373,395	$526,991	$-	$13,302	$-	$2,913,688
December 31, 2009	2,039,694	491,528	-	11,623	-	2,542,845

(1)	Property, plant and equipment of our midstream operations are included in assets of midstream operations held for sale, which is further discussed in Note 2.
13. SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid (received) for interest and income taxes is as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Interest	$120,989	$111,549
Income taxes	(6,917)	(41,267)
     Other non-cash transactions include:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Working capital related to acquisition of property, plant and equipment	$98,989	$126,520
Conveyance of 3,619,901 BBEP common units for producing properties	54,407	-
Quicksilver common shares received for cashless exercise of 34,415 stock options	214	-

14. RELATED-PARTY TRANSACTIONS
     In October 2010, members of the Darden family (“the Darden Investor Group”) sent a letter to our board of directors in which they expressed an interest in pursuing strategic alternatives for Quicksilver, including potentially taking us private.  Our board of directors has formed a committee of independent directors to consider any transaction that may be proposed by the Darden Investor Group, as well as alternative transactions.  The transaction committee retained independent legal and financial advisors.  We are presently unable to assess the most likely outcome from this process or its impact on our stock price, financial position or results of operations.
     As of September 30, 2010, members of the Darden family and entities controlled by them beneficially owned a significant amount of our outstanding common stock.  Thomas F. Darden, Glenn Darden and Anne Darden Self are also officers and directors of Quicksilver.
     Quicksilver and its associated entities paid $0.7 million and $0.6 million in the first nine months of 2010 and 2009, respectively, for rent on buildings owned or property services performed by entities affiliated with Mercury.  Rental rates have been determined based on comparable rates charged by third parties.
     We paid $0.6 million and $0.2 million during the first nine months of 2010 and 2009, respectively, for use of an airplane owned by an entity controlled by members of the Darden family.  Usage rates are determined based on comparable rates charged by third parties.
     Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services during the first nine months of 2010 and 2009 totaled $0.3 million and $0.2 million, respectively.  During the third quarter of 2010, we entered into a lease agreement with Mercury to sublease a portion of the office space in Burnett Plaza on terms substantially the same as our office lease in Burnett Plaza.
     In connection with our lease of office space, beginning in August 2010, an entity affiliated with Mercury received a $1.3 million commission from the lessor.

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
2010 HIGHLIGHTS
Strategic Alternatives for Quicksilver
     In October 2010, members of the Darden family (“the Darden Investor Group”) sent a letter to our board of directors in which they expressed an interest in pursuing strategic alternatives for Quicksilver, including potentially taking us private.  In response, our board of directors has formed a committee of independent directors to consider any transaction that may be proposed by the Darden Investor Group, as well as alternative transactions.  The transaction committee retained independent legal and financial advisors.  We are presently unable to assess the most likely outcome from this process or its impact on our stock price, financial position or results of operations.
Crestwood Transaction, Hill County Dry System and Midstream Operations
     In July 2010, we entered into a definitive agreement to sell all of our interests in our publicly traded midstream partnership.  We completed the sale to Crestwood in October 2010.  The Crestwood Transaction included our conveying:
•	a 100% ownership interest in Quicksilver Gas Services Holdings LLC, which owned:
•	5,696,752 common units of KGS;
•	11,513,625 subordinated units of KGS representing limited partner interests in KGS;
•	100% of the outstanding membership interests in Quicksilver Gas Services GP LLC including 469,949 general partner units in KGS and 100% of the outstanding incentive distribution rights in KGS; and,
•	a subordinated promissory note issued to us by KGS with a carrying value of $58 million at September 30, 2010.
     We received $701 million in cash at closing and recognized a gain of approximately $540 million after consideration of approximately $2.6 million in transaction costs.  We have the right to earn up to an additional $72 million in future earn-out payments in 2012 and 2013.
     Under the agreements governing the Crestwood Transaction, both parties agreed for two years not to solicit employees of the other party and we agreed not to compete with KGS with respect to the gathering, treating and processing of natural gas and the transportation of natural gas liquids in Denton, Hood, Somervell, Johnson, Tarrant, Parker, Bosque and Erath counties in Texas.  We are entitled to appoint a director to KGS’ general partner’s board of directors until the later of the second anniversary of the closing and such time as we generate less than 50% of their consolidated revenue in any fiscal year.  Pursuant to this right, we have appointed Thomas F. Darden as a director of KGS’ general partner’s board of directors.
     In connection with the closing of the Crestwood Transaction, we are providing transitional services to KGS for up to six months on customary terms.  KGS and we also entered into an agreement for the joint development of areas governed by certain of our existing commercial agreements and further, we amended our existing commercial agreements.  The most significant amendments include extending the terms of all gathering agreements with KGS through 2020 and establishing a fixed gathering rate of $0.55 per Mcf in the Alliance gathering system.

     In September 2010, our board of directors approved a plan for disposal of our HCDS, a gathering system in Hill County, Texas, which gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream.  As a result of the decision, we conducted an impairment analysis of the HCDS and recognized impairment expense of $31.5 million.
     We have continued to report our interests sold in the Crestwood Transaction and the HCDS as part of our continuing operating results because their providing midstream services to us constitutes a “continuation of service” that precludes presentation of those businesses as discontinued operations under GAAP.  The assets and liabilities of these operations have been reclassified and are segregated in our consolidated balance sheets.  The following summarizes the significant items related to our midstream operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) before income tax for:	(in thousands)		(in thousands)
Midstream operations - KGS	$14,253	$10,164	$34,401	$32,755
Midstream operations - HCDS	119	(645)	(56)	(645)
Midstream impairment expense	(31,531)	-	(31,531)	-
Transaction costs	(2,560)	-	(2,560)	-

Results of midstream operations before income tax	(19,719)	9,519	254	32,110
Income tax expense (benefit)	(6,981)	3,719	91	11,975

Results of midstream operations, net of income tax	$(12,738)	$5,800	$163	$20,135

Lake Arlington Acquisition
     In May 2010, we completed the acquisition of an additional 25% working interest in our company-operated Lake Arlington Project.  We acquired the additional working interests in the Lake Arlington Project for which we conveyed $62.1 million in cash and 3,619,901 of the BBEP common units that we owned.  The acquired interests include proved natural gas reserves of approximately 125 Bcf of which 82% are proved developed.  As a result of our conveyance of the 3.6 million BBEP common units for the acquired properties, we recognized a $35.4 million gain as other income in the second quarter of 2010.
BBEP Update
     In April 2010, we finalized a global settlement agreement with BBEP and all other parties to our lawsuit whereby we received $18.0 million in cash.  Pursuant to the agreement, we retained full voting rights for our units held in BBEP subject to the provisions of a limited standstill agreement and have named two directors to the board of directors of BBEP’s general partner.  BBEP also agreed to the reinstitution of the BBEP quarterly distributions and other governance accommodations.  The $18.0 million settlement was recognized as other income in the second quarter of 2010.  We have also received quarterly distributions totaling $14.8 million in 2010.  Completion of additional working interests in the Lake Arlington project in May 2010 and the sale of 1.4 million units in September 2010 reduced our ownership of BBEP to approximately 31%.  In October 2010, we sold an additional 650,000 units at a unit price of $17.72 and a recognized a gain of $7.7 million.  Subsequent to the October unit sale, our ownership of BBEP decreased to approximately 29%.
2010 CAPITAL OUTLOOK
     Commodity prices, drilling and well completion costs and access to capital and services are the most significant drivers of our business.  As of the date of this report, natural gas prices have remained depressed and we continue to focus on ways to optimize our 2010 capital program.  Our 2010 capital program will also be influenced by the Crestwood Transaction, which causes our exit from the midstream business. We may possibly redeploy additional capital toward our exploration and production activities.  We currently expect that our 2010 capital program will total approximately $560 million, excluding approximately $170 million for acquisitions.  Our focus remains on the continued development of our properties in the Barnett Shale and exploration in the Horn River and Greater Green River Basins.  For 2010, we expect to spend approximately $475 million for exploration and development activities.  Our 2010 capital program has $85 million for midstream facilities of which $37 million will be spent in Canada and $48 million was spent in the U.S. directly by KGS prior to the closing of the Crestwood Transaction.  On a regional basis, approximately $460 million is forecasted to be spent in Texas to drill approximately 82 net wells on operated properties and to complete and tie-in approximately 105 net wells.  Canadian spending for

2010 is forecasted to be approximately $90 million chiefly to explore the Horn River Basin and develop midstream infrastructure for that project and, to a lesser extent, maintain current production levels in our CBM projects in Alberta.  The remaining capital program is spread among our other operating areas.
     Our remaining 2010 capital program described above is dynamic and there are a number of factors that could affect our decision to invest capital.  Commodity prices, well costs, hedging programs and program performance are a few factors that individually or in combination could change the scale or relative allocation of our remaining capital program for 2010.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2010 and 2009
     The following discussion compares the results of operations for the three months ended September 30, 2010 and 2009, or the 2010 quarter and 2009 quarter, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production Revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Texas	$85.0	$45.7	$37.5	$36.1	$2.7	$3.3	$125.2	$85.1
Other U.S.	0.4	0.2	(0.1)	0.2	2.6	2.2	2.9	2.6
Hedging	63.5	63.1	(1.7)	-	-	-	61.8	63.1

Total U.S.	148.9	109.0	35.7	36.3	5.3	5.5	189.9	150.8
Canada	21.0	18.0	-	-	-	-	21.0	18.0
Hedging	7.3	29.5	-	-	-	-	7.3	29.5

Total Canada	28.3	47.5	-	-	-	-	28.3	47.5

Total Company	$177.2	$156.5	$35.7	$36.3	$5.3	$5.5	$218.2	$198.3

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	217.3	153.0	12,567	13,971	409	565	295.1	240.2
Other U.S.	1.1	0.4	(10)	49	425	416	3.7	3.2

Total U.S.	218.4	153.4	12,557	14,020	834	981	298.8	243.4
Canada	63.6	67.8	5	4	-	-	63.6	67.8

Total Company	282.0	221.2	12,562	14,024	834	981	362.4	311.2

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$4.25	$3.25	$32.37	$28.11	$72.21	$62.46	$4.61	$3.85
Other U.S.	3.64	3.22	86.14	35.27	66.37	57.76	8.65	8.47
Hedging - U.S.	3.16	4.48	(1.43)	-	-	-	2.25	2.82
Total U.S.	7.41	7.73	30.90	28.14	69.32	60.55	6.91	6.73
Canada	3.59	2.88	61.62	69.88	-	-	3.60	2.88
Hedging - Canada	1.25	4.73	-	-	-	-	1.25	4.73
Total Canada	4.84	7.61	61.62	69.88	-	-	4.85	7.61
Total Company	$6.83	$7.69	$30.91	$28.15	$69.32	$60.55	$6.55	$6.93

     The following table summarizes the changes in our production revenue during the 2010 quarter compared with the 2009 quarter:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the quarter ended September 30, 2009	$156,500	$36,323	$5,464	$198,287
Volume variance	17,550	(3,786)	(816)	12,948
Hedge settlement variance	(21,925)	(1,657)	-	(23,582)
Price variance	25,076	4,847	673	30,596

Revenue for the quarter ended September 30, 2010	$177,201	$35,727	$5,321	$218,249

     Natural gas revenue increased due to higher natural gas production and higher market prices in the 2010 quarter as compared to the 2009 quarter but was partially offset by decreased revenue from hedge settlements for the 2010 quarter as compared to the 2009 quarter.  Canadian natural gas production increased primarily from new Horn River wells placed into service during the last half of 2009.  U.S. natural gas production was also higher because of Barnett Shale interests acquired or new wells placed into service since the 2009 quarter despite natural production declines from existing wells.
     NGL revenue was flat due to higher market prices that were offset by payments made to settle hedges during the 2010 quarter and a 10% decrease in Texas production for the 2010 quarter compared to the 2009 quarter.  NGL production decreased primarily because we have focused our capital spending in areas of the Barnett Shale where dry natural gas is prevalent.
     Utilization of derivatives to hedge our sales of natural gas and NGL oil resulted in realized prices that varied from market prices received from the sale of our production.  Our production revenue from natural gas and NGL production was $69.1 million and $92.6 million higher because of our hedging activities for the 2010 quarter and the 2009 quarter, respectively.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Sales of purchased natural gas:
Purchases from Eni	$14,840	$2,168
Purchases from others	2,142	3,796

Total	16,982	5,964
Costs of purchased natural gas sold:
Purchases from Eni	18,711	1,301
Purchases from others	1,424	3,814
Unrealized valuation (gain) loss on
Gas Purchase Commitment	(5,497)	(2,151)

Total	14,638	2,964

Net sales and purchases of natural gas	$2,344	$3,000

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas because of our natural gas sales and purchases made under the Gas Purchase Commitment.  The additional volumes purchased under the Gas Purchase Commitment are the result of new wells placed into production in the Alliance area, in which Eni owns a 27.5% working interest.  The Gas Purchase Commitment is more fully described in Note 3 to our condensed consolidated financial statements.

Oil and Gas Production Expense

	Three Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Texas		Mcfe		Mcfe
Lease operating expense	$28,214	$1.04	$18,051	$0.82
Equity compensation	201	0.01	270	0.01

	$28,415	$1.05	$18,321	$0.83

Other U.S.
Lease operating expense	$1,227	$3.71	$1,633	$5.53
Equity compensation	45	0.13	49	0.17

	$1,272	$3.84	$1,682	$5.70

Total U.S.
Lease operating expense	$29,441	$1.07	$19,684	$0.88
Equity compensation	246	0.01	319	0.01

	$29,687	$1.08	$20,003	$0.89

Total Canada
Lease operating expense	$9,439	$1.61	$8,594	$1.38
Equity compensation	276	0.05	467	0.07

	$9,715	$1.66	$9,061	$1.45

Total Company
Lease operating expense	$38,880	$1.16	$28,278	$0.99
Equity compensation	522	0.02	786	0.03

	$39,402	$1.18	$29,064	$1.02

     The increase in U.S. production expense was primarily associated with new wells placed into service, primarily in the Alliance and Lake Arlington areas.  Production expense associated with processing and gathering costs borne by our midstream operations also increased because of the operation of the Alliance midstream assets placed into service in the fourth quarter of 2009.
     Canadian production expense for the 2010 quarter increased from the 2009 quarter due to an additional $1.5 million for costs to operate our Horn River wells that we placed into production in the last half of 2009.  Alberta production expense partially offset the Horn River increase due to lower lease operating expense primarily attributable to lower levels of maintenance activities in the Alberta area and lower production overhead.  Production overhead decreased in part, because of lower staffing levels and a decrease in office rent that resulted from a new lease executed in 2010 at lower rental rates.
Production and Ad Valorem Taxes

	Three Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Production taxes		Mcfe		Mcfe
U.S.	$2,265	$0.08	$1,648	$0.07
Canada	131	0.02	190	0.03

Total production taxes	2,396	0.08	1,838	0.06
Ad valorem taxes
U.S.	$6,537	$0.24	$4,070	$0.18
Canada	237	0.04	722	0.12

Total ad valorem taxes	6,774	0.20	4,792	0.17

Production and ad valorem tax expense	$9,170	$0.28	$6,630	$0.23

     Fort Worth Basin production tax increases from the 2009 quarter were due to a 23% increase in production and a 20% increase in realized prices before hedge settlements.  Higher ad valorem taxes for the 2010 quarter were the result of new wells placed into production in Texas during the full year of 2009.  Ad valorem taxes also increased due to Alliance midstream assets placed into service during the fourth quarter of 2009.
Depletion, Depreciation and Accretion

	Three Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Depletion		Mcfe		Mcfe
U.S.	$32,456	$1.17	$26,365	$1.18
Canada	9,079	1.55	7,985	1.28

Total depletion	41,535	1.24	34,350	1.20
Depreciation of other fixed assets
U.S.	$9,066	$0.33	$8,576	$0.38
Canada	1,141	0.20	1,039	0.17

Total depreciation	10,207	0.31	9,615	0.34
Accretion	800	0.03	583	0.02

DD&A Expense	$52,542	$1.58	$44,548	$1.56

     Depletion expense for the 2010 quarter increased from the 2009 quarter due to an increase in production and a higher Canadian depletion rate.  Both our U.S. and Canadian depletion rates reflect the effects of impairment charges recognized during 2009.  Total U.S. and Canadian impairment charges of $786.9 million and $192.7 million were recognized in 2009 and significantly reduced the depletion rates.  Additional U.S. depreciation was primarily associated with Alliance midstream assets placed into service in the fourth quarter of 2009.
Impairment Expense
     We recognized impairment expense of $31.5 million in the 2010 quarter related to our assessment of our midstream operations.
General and Administrative Expense

	Three Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
General and administrative expense		Mcfe		Mcfe
Litigation settlement	$2,400	$0.07	$1,000	$0.03
Cash expense	16,566	0.50	12,968	0.46
Equity compensation	5,039	0.15	3,714	0.13

Total general and administrative expense	$24,005	$0.72	$17,682	$0.62

     We recognized additional expense of $1.4 million for litigation settlement for the 2010 quarter when compared to the 2009 quarter.  Compensation expense increased $2.1 million, including a $1.3 million increase in stock-based compensation expense.  In connection with the Crestwood Transaction, transaction costs of $2.5 million, principally investment banking and legal fees, were recognized in the 2010 quarter.  A further increase of $0.6 million was primarily the result of increased moving expense associated with our relocation to new office space.
BBEP-Related Income
     During the 2010 quarter, we recognized income of $17.0 million for equity earnings from our investment in BBEP based upon its reported earnings for the quarter ended June 30, 2010 as compared to a loss of $43.7 million recognized in the 2009 quarter.  BBEP continues to experience significant volatility in its net earnings due to changes in the value of its derivative instruments for which it does not employ hedge accounting.

Other Income (Expense) – Net
     In the 2010 quarter, we recognized a gain of $14.4 million from the sale of 1.4 million BBEP common units.
Interest Expense

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Interest costs on debt outstanding	$48,850	$38,676
Add: Non-cash interest (1)	4,080	4,705
Less: Interest capitalized	(1,398)	(1,762)

Interest expense	$51,532	$41,619

(1)	Amortization of deferred financing costs and original issue discounts
     Interest costs for the 2010 quarter were higher than the 2009 quarter primarily because of a $5.2 million decrease in gains recognized from interest rate hedges and a small increase in the average interest rate charged on our outstanding indebtedness, which was also slightly higher than the 2009 quarter average.
Income Tax Expense

	Three Months Ended
	September 30,
	2010	2009
Income tax expense (in thousands)	$18,268	$15,595
Effective tax rate	40.7%	87.8%
     Our provision for income taxes for the 2010 quarter increased from the 2009 quarter due to higher income before taxes.  The effective tax rate for the 2010 quarter includes $2.2 million attributable to the 6 months ended June 30, 2010 for changes in our estimated annual effective tax rate for 2010, which had been forecasted at a rate of 34.5% through June 30, 2010.  We now expect a rate of 35.9% based on changes to the expected earnings mix between the U.S. and Canada.  The change in the expected rate for 2010 required third quarter recognition of the cumulative amount to bring the year to date income tax provision to the 35.9% level.  The effective tax rate for the 2009 quarter also included $9.6 million for an increase in the full-year effective income tax rate for 2009 attributable to earlier quarters.

RESULTS OF OPERATIONS – Nine Months Ended September 30, 2010 and 2009
     The following discussion compares the results of operations for the nine months ended September 30, 2010 and 2009, or the 2010 period and 2009 period, respectively.
Natural Gas, NGL and Crude Oil Revenue
Production Revenue:

	Natural Gas		NGL		Oil and Condensate		Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Texas	$241.1	$170.5	$115.8	$94.2	$8.9	$10.5	$365.8	$275.2
Other U.S.	1.9	0.2	0.4	0.1	7.4	5.5	9.7	5.8
Hedging	179.7	159.4	(15.3)	-	-	-	164.4	159.4

Total U.S.	422.7	330.1	100.9	94.3	16.3	16.0	539.9	440.4
Canada	76.1	65.0	0.1	0.1	-	-	76.2	65.1
Hedging	15.3	75.6	-	-	-	-	15.3	75.6

Total Canada	91.4	140.6	0.1	0.1	-	-	91.5	140.7

Total Company	$514.1	$470.7	$101.0	$94.4	$16.3	$16.0	$631.4	$581.1

Average Daily Production Volumes:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Texas	198.8	166.3	11,869	14,038	448	794	272.7	255.3
Other U.S.	1.6	0.3	19	31	403	440	4.2	3.2

Total U.S.	200.4	166.6	11,888	14,069	851	1,234	276.9	258.5

Canada	66.8	66.1	7	5	-	2	66.8	66.1

Total Company	267.2	232.7	11,895	14,074	851	1,236	343.7	324.6

Average Realized Prices:

	Natural Gas		NGL		Oil and Condensate		Equivalent Total
	2010	2009	2010	2009	2010	2009	2010	2009
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Texas	$4.44	$3.76	$35.75	$24.57	$72.96	$48.33	$4.91	$3.95
Other U.S.	4.31	3.33	63.30	26.08	67.28	45.82	8.48	6.93
Hedging - U.S.	3.28	3.50	(4.71)	-	-	-	2.17	2.26
Total U.S.	7.72	7.26	31.09	24.56	70.31	47.42	7.14	6.24
Canada	4.18	3.61	66.78	63.37	-	-	4.18	3.61
Hedging - Canada	0.84	4.19	-	-	-	-	0.84	4.19
Total Canada	5.01	7.80	66.78	63.37	-	-	5.02	7.80

Total Company	$7.05	$7.41	$31.12	$24.57	$70.31	$47.44	$6.73	$6.56

     The following table summarizes the changes in our production revenue during the 2010 period compared with the 2009 period:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the nine months ended September 30, 2009	$470,724	$94,421	$16,011	$581,156
Volume variance	34,980	(14,616)	(4,987)	15,377
Hedge settlement variance	(39,853)	(15,271)	-	(55,124)
Price variance	48,264	36,511	5,315	90,090

Revenue for the nine months ended September 30, 2010	$514,115	$101,045	$16,339	$631,499

     Increases in 2010 period natural gas market prices compared to the 2009 period and increases in natural gas volumes produced from the Barnett Shale were partially offset by a decrease in revenue from hedge settlements for the 2010 period as compared to the 2009 period.  An increase in natural gas volumes in Texas was the result of Barnett Shale interests acquired or new wells placed into service after September 2009 partially offset by the 9.3 MMcfd decrease in production from 27.5% of our Alliance properties sold in June 2009.
     The increase in NGL revenue was due to increased market prices partially offset by payments made to settle hedges during the 2010 period and a 15% decrease in Texas production for the 2010 period compared to the 2009 period.  NGL production decreased primarily because we have focused our capital spending in areas of the Barnett Shale where dry natural gas is prevalent.
     Utilization of derivatives to hedge our sales of natural gas and NGL resulted in realized prices that varied from market prices received from the sale our production.  Our production revenue from natural gas, NGL and oil production was $179.7 million and $234.8 million higher because of our hedging activities for the 2010 period and the 2009 period, respectively.
     We expect our average production for the fourth quarter of 2010 to range between 385 MMcfed to 395 MMcfed, which would yield average production for all of 2010 between 354 MMcfed to 357 MMcfed.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Sales of purchased natural gas:
Purchases from Eni	$41,405	$2,642
Purchases from others	8,622	8,539

Total	50,027	11,181
Costs of purchased natural gas sold:
Purchases from Eni	49,112	2,204
Purchases from others	8,549	7,675
Unrealized valuation (gain) loss on
Gas Purchase Commitment	(5,960)	1,667

Total	51,701	11,546

Net sales and purchases of natural gas	$(1,674)	$(365)

     Our marketing activities related to the purchase and sale of natural gas have increased in Texas.  Our purchases and sales of natural gas made under the Gas Purchase Commitment began in June 2009 while the 2010 period includes nine months of activity.  Purchases of natural gas made under the Gas Purchase Commitment have also increased because of additional natural gas volumes that have resulted from new wells placed into production in the Alliance area that is covered by the Gas Purchase Commitment.  The Gas Purchase Commitment is more fully described in Note 3 to our condensed consolidated financial statements.

Oil and Gas Production Expense

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Texas		Mcfe		Mcfe
Lease operating expense	$77,828	$1.04	$61,112	$0.88
Equity compensation	630	0.01	785	0.01

	$78,458	$1.05	$61,897	$0.89

Other U.S.
Lease operating expense	$4,435	$3.01	$4,913	$5.70
Equity compensation	131	0.11	147	0.17

	$4,566	$3.12	$5,060	$5.87

Total U.S.
Lease operating expense	$82,263	$1.09	$66,025	$0.94
Equity compensation	761	0.01	932	0.01

	$83,024	$1.10	$66,957	$0.95

Total Canada
Lease operating expense	$29,692	$1.63	$24,399	$1.37
Equity compensation	877	0.05	1,582	0.07

	$30,569	$1.68	$25,981	$1.44

Total Company
Lease operating expense	$111,955	$1.19	$90,424	$1.02
Equity compensation	1,638	0.02	2,514	0.03

	$113,593	$1.21	$92,938	$1.05

     The increase in U.S. production expense was primarily the result of additional wells, largely in the Alliance and Lake Arlington areas, and placing the Alliance midstream assets into service in the fourth quarter of 2010.
     Canadian production expense for the 2010 period increased from the 2009 period due to a $5.1 million increase in production expense to operate our Horn River wells in British Columbia that were placed into production in the last half of 2009.  Production expense for our operations in Alberta remained steady although there was a decrease of $3.8 million on a Canadian dollar-basis and resulted from decreased levels of maintenance, repairs and workovers.  Canadian production overhead was also lower on a Canadian dollar-basis due to a decrease in Canadian staff and lower office expense that resulted from the inception of a new lease in early 2010.
Production and Ad Valorem Taxes

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Production taxes		Mcfe		Mcfe
U.S.	$7,183	$0.10	$4,230	$0.06
Canada	479	0.03	94	0.01

Total production taxes	7,662	0.08	4,324	0.05
Ad valorem taxes
U.S.	$17,001	0.22	$12,459	0.18
Canada	1,879	0.10	1,654	0.09

Total ad valorem taxes	18,880	0.20	14,113	0.16

Production and ad valorem tax expense	$26,542	$0.28	$18,437	$0.21

     Ad valorem tax increases were due in part to additional wells placed into service in Texas in 2009.  Ad valorem taxes in Texas also increased because of the Alliance midstream assets placed into service in the fourth quarter of 2009.  Texas production tax increases were due to a 24% increase in realized prices before hedge settlements, a 7% increase in production volumes and a reduction in the number of new wells that qualified for exemptions or rate reductions.
Depletion, Depreciation and Accretion

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
Depletion		Mcfe		Mcfe
U.S.	$89,301	$1.17	$101,045	$1.43
Canada	28,395	1.56	25,494	1.41

Total depletion	117,696	1.25	126,539	1.43
Depreciation of other fixed assets
U.S.	$26,574	$0.35	$24,093	$0.34
Canada	3,384	0.19	2,856	0.16

Total depreciation	29,958	0.32	26,949	0.30
Accretion	2,314	0.03	1,722	0.02
Total DD&A	$149,968	$1.60	$155,210	$1.75

     Depletion expense for the 2010 period decreased from the 2009 period due to a decrease in U.S. depletion rate.  Increased production and a higher Canadian depletion rate partially offset the effects of a lower U.S. depletion rate.  Both our U.S. and Canadian depletion rates have been impacted by impairment charges recognized during 2009.  Total U.S and Canadian impairment charges of $786.9 million and $192.7 million were recognized during 2009, which significantly reduced the depletion rates.  The increase in U.S. depreciation was the result of placing the Alliance midstream assets into service over the fourth quarter of 2009.
Impairment Expense
     We recognized impairment expense of $31.5 million in the 2010 quarter related to our assessment of our midstream operations.  Impairment expense in the 2009 period relates to our ceiling tests for our oil and gas properties.
General and Administrative Expense

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except per unit amounts)
		Per		Per
General and administrative expense		Mcfe		Mcfe
Litigation settlement	$2,400	$0.03	$6,000	$0.07
Cash expense	44,368	0.47	40,483	0.45
Equity compensation	14,977	0.16	12,969	0.15

Total general and administrative expense	$61,745	$0.66	$59,452	$0.67

     Compensation expense increased $5.5 million, including a $2.0 million increase in stock-based compensation expense.  Additionally, legal and professional fees were almost unchanged as the decrease of expenses related to our litigation with BBEP in April 2010 was nearly offset by $2.5 million incurred for transaction costs, principally investment banking and legal fees, related to the Crestwood Transaction.  Those increases were partially offset by a $3.6 million decrease for litigation settlement.
BBEP-Related Income
     During the 2010 period, we recognized income of $24.2 million for equity earnings from our investment in BBEP based upon its reported earnings for the nine-month period ended June 30, 2010 as compared to income of $77.4 million recognized in the 2009 period.  BBEP continues to experience significant volatility in its net earnings due to changes in the value of its derivative instruments for which it does not employ hedge accounting.  Additionally, we have reduced our ownership of BBEP common units in the 2010 period.
     For the 2009 period, we performed an impairment analysis that utilized the March 31, 2009 closing price of $6.53 per BBEP unit, which resulted in an aggregate fair value of $139.4 million for the portion of BBEP units that we owned.  The estimated fair value of our investment in BBEP was $102.1 million less than the $241.5 million carrying value of our investment in BBEP.  The $102.1 million difference was recognized as an impairment charge during the 2009 period.  A similar analysis was performed as of September 30, 2010, which resulted in no further impairment.  Note 5 to the condensed consolidated financial statements contains additional information regarding our investment in BBEP.
Other Income (Expense) – Net
     In the 2010 period, we finalized settlement of our litigation against BBEP and received $18.0 million from BBEP and another third party.  We also recognized a gain of $35.4 million from the conveyance of 3.6 million BBEP common units as consideration in the acquisition of additional working interests in our Lake Arlington project in May 2010.  A gain of $14.4 million was recognized in the 2010 quarter from the sale of 1.4 million BBEP common units.  Notes 4, 5 and 8 to the condensed consolidated financial statements found in this quarterly report contain additional information about these transactions.
Interest Expense

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Interest costs on debt outstanding	$133,003	$113,972

Add: Non-cash interest (1)	13,372	13,431
Loss on early debt extinguishment	-	27,122
Less: Interest capitalized	(4,204)	(4,624)

Interest expense	$142,171	$149,901

(1)	Amortization of deferred financing costs and original issue discounts
     Interest costs for the 2010 period were lower than the 2009 period primarily because of the absence of $27.1 million of expense related to the June 2009 early retirement of a portion of our debt.  Settlements of our interest rate swaps further reduced interest expense by $7.7 million in the 2010 period.  These decreases were partially offset by an increase in the average interest rate charged on our outstanding indebtedness.
     We anticipate a marked decrease in interest expense for the fourth quarter as a result of our repayment of all our outstanding borrowings under the Senior Secured Credit Facility using a portion of the proceeds from the Crestwood Transaction.
Income Tax Expense

	Nine Months Ended
	September 30,
	2010	2009
Income tax (benefit) expense (in thousands)	$71,569	$(301,125)
Effective tax rate	35.9%	34.0%
     Our provision for income taxes for the 2010 period increased from the 2009 period due to higher income before taxes.  Also, the impact of permanent items for non-deductible expenses impact the income tax rate applied to pretax income in 2010 and pretax loss in 2009.  The effective tax rate for the 2010 period was 35.9%, which we expect to be our effective income tax rate for all of 2010.

Quicksilver Resources Inc. and its Restricted Subsidiaries
     Note 11 to our condensed consolidated financial statements contains information about the Company and its restricted and unrestricted subsidiaries.
     The combined results of operations for the Company and its restricted subsidiaries do not materially differ from our consolidated results of operations from continuing operations.  The combined financial position of the Company and its restricted subsidiaries and our consolidated financial position are materially the same except for the assets and liabilities of our midstream operations.  The other balance sheet items are discussed below in “Financial Position.”  The combined operating cash flows, financing cash flows and investing cash flows for the Company and its restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in Liquidity, Capital Resources and Financial Condition.
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
     The volumes that we produce may be significantly affected by the rates at which we acquire leaseholds and other mineral interests and explore, exploit and develop our leasehold and other mineral interests through drilling and production activities.  These activities require substantial capital expenditures, and our ability to fund these activities through cash flow from our operations, borrowings and other sources may be affected by instability in the capital markets.

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$347,390	$450,593

Net cash used for investing activities	(470,810)	(340,082)

Net cash provided by (used for) financing activities	137,077	(113,570)
Operating Cash Flows
     Net cash provided by operations for the 2010 period decreased from the comparable 2009 period, including a $154.3 million decrease in cash receipts for settlements of commodity derivatives and a $34.3 million decrease in cash receipts from income tax refunds.  Interest payments made to lenders increased $58.7 million before consideration of an additional $49.5 million in cash receipts from interest rate swap settlements, including $30.8 million in 2010 for early settlements.  These reductions of operating cash were partially offset by additional revenue of $105.5 million from higher production volumes and higher market prices during 2010 partially offset by increased operating expense.  We also received $18.0 million for resolution of our BBEP litigation.

     For the remainder of 2010 through 2015, price collars and swaps hedge a portion of our anticipated natural gas and NGL production.  The following summarizes future production hedged with commodity derivatives:

Production	Daily Production
Year	Gas	NGL
	MMcfd	MBbld
2010	200	10
2011	150	8
2012	90	-
2013 - 2015	30	-
Investing Cash Flows
     Our expenditures for property and equipment (payments for property and equipment plus non-cash changes in working capital associated with property and equipment) consisted of the following:

	Nine Months Ended
	September 30,
	2010	2009
Exploration and development:	(In thousands)
Texas	$401,633	$281,674
Other U.S.	20,782	23,582

Total U.S.	422,415	305,256
British Columbia	41,228	53,040
Alberta	13,604	17,076

Total Canada	54,832	70,116

Total exploration and development	477,247	375,372
Corporate and field office	6,012	5,991

Total ongoing operations	483,259	381,363
Midstream - Texas	49,160	92,226

	532,419	473,589

     Capital expenditures, including non-cash expenditures, for exploration and development in the 2010 period increased from the 2009 period primarily due to our $125.6 million acquisition of additional working interests in our Lake Arlington Project partially offset by lower expenditures in Canada.  Decreases in Canadian expenditures from the 2009 period consisted of a $3.4 million decrease in development costs for our Alberta CBM properties and an $11.8 million decrease in costs for Horn River Basin exploration.  There was also a $43.1 million decrease from 2009 period capital expenditures for our midstream operations.  U.S. capital expenditures increased slightly because of capital expenditures directed toward reducing our inventory of drilled-but-uncompleted wells in the Fort Worth Basin.  We partially funded our capital expenditures with the sale of 1.4 million of BBEP common units for $22.5 million.  Proceeds of $11.5 million from our October 2010 sale of 650,000 common units of BBEP will impact our fourth quarter investing cash flows.
Financing Cash Flows
     During the 2010 period, our borrowings under our Senior Secured Credit Facility increased $61.7 million, including a $4.6 million increase due to changes in the U.S.-Canadian exchange rates.  The increase in borrowings was primarily the result of the timing of capital expenditures, including additional working interests in our Lake Arlington Project.  The lenders under our Senior Secured Credit Facility re-affirmed our $1.0 billion borrowing base in May 2010.
Crestwood Transaction and Proceeds
     After closing the Crestwood Transaction in October 2010, we fully repaid our borrowings under the Senior Secured Credit Facility.  We expect the remaining proceeds will be used principally to fund our fourth quarter income tax liability of approximately $130 million.

Financial Position
     The following summarizes the significant changes to our balance sheet as of September 30, 2010, as compared to our December 31, 2009 balance sheet:
•	Our current and non-current derivative assets and liabilities increased $115.3 million on a net basis. The valuation of our remaining open commodity derivative positions increased $259.2 million as a result of natural gas price decreases relative to our commodity derivative pricing during the 2010 period and the addition of derivatives during 2010 that hedge anticipated 2011 through 2015 natural gas production and 2011 anticipated NGL production. Monthly settlements for the 2010 period were $137.4 million, which partially offset these increases.

•	Our net property, plant and equipment balance increased $370.8 million over the nine-month period ended September 30, 2010. During the 2010 period, we have incurred $125.6 million for the acquisition of additional working interests in our Lake Arlington Project and $357.7 million for ongoing exploration and development activities that have been partially offset by DD&A of $131.0 million net of DD&A from our midstream operations and the effects of changes in U.S.-Canadian exchange rates from December 31, 2009 to September 30, 2010.

•	Assets and liabilities of our midstream operations held for sale were $561.9 million and $267.1 million, respectively, and are presented separately in our consolidated balance sheets. The liabilities of midstream operations held for sale have increased $118.9 million since December 31, 2009 principally related to borrowings made by KGS to acquire the Alliance midstream assets from us during 2010.
Contractual Obligations and Commercial Commitments
     As of September 30, 2010, our estimates of Eni Production covered by the Gas Purchase Commitment have been reduced 4.4 Bcf from December 31, 2009 estimates.  At September 30, 2010, we estimated a remaining liability of $18.9 million, including an embedded derivative liability of $0.7 million.  Valuation of the liability was based on the most recent estimate of 2010 fourth quarter Eni Production volumes and natural gas prices at September 30, 2010.
     In April 2010, Quicksilver entered into a lease of office space with a term of 12 years that commenced August 2010.  Aggregate rentals over the life of the lease will total $34.8 million.
     As of September 30, 2010, we had surety bonds outstanding of $39.2 million.  Our letters of credit outstanding at September 30, 2010 were $46.0 million, which includes $28.9 million issued in support of surety bonds.
     There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2009 Annual Report on Form 10-K.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense.  Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2009 Annual Report on Form 10-K.  These critical estimates, for which no significant changes occurred during the nine months ended September 30, 2010, include estimates and assumptions for:
•	oil and gas reserves

•	full cost ceiling calculations

•	derivative instruments
•	stock-based compensation

•	income taxes

     These estimates and assumptions are based upon what we believe is the best information available at the time we make the estimate or assumption.  The estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from those estimates and assumptions.

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
Commodity Price Risk
     Item 2 contains additional information regarding our hedging positions as of September 30, 2010.
     Utilization of our hedging program may result in natural gas and NGL realized prices varying from market prices that we receive from the sale of natural gas and NGL.  Our revenue from natural gas and NGL production was $179.7 million and $234.8 million higher because of our hedging program for the 2010 period and 2009 period, respectively.  Other revenue was $2.4 million and $1.7 million lower as a result of derivative and hedging ineffectiveness for the 2010 period and 2009 period, respectively.

     The following table lists our individual commodity derivative positions as of September 30, 2010:

				Weighted Avg
		Remaining Contract		Price Per Mcf or
Product	Type	Period	Volume	Bbl	Fair Value
					(In thousands)
Gas	Collar	Oct 2010-Dec 2010	20 MMcfd	$8.00-11.00	$7,465
Gas	Collar	Oct 2010-Dec 2010	20 MMcfd	8.00-11.00	7,465
Gas	Collar	Oct 2010-Dec 2010	20 MMcfd	8.00-12.20	7,465
Gas	Collar	Oct 2010-Dec 2010	20 MMcfd	8.00-12.20	7,465
Gas	Collar	Oct 2010-Dec 2010	10 MMcfd	8.50-12.05	4,190
Gas	Collar	Oct 2010-Dec 2010	20 MMcfd	8.50-12.05	8,380
Gas	Collar	Oct 2010-Dec 2010	10 MMcfd	8.50-12.08	4,190
Gas	Collar	Oct 2010-Dec 2011	10 MMcfd	6.00- 7.00	7,838
Gas	Collar	Oct 2010-Dec 2011	10 MMcfd	6.00- 7.00	7,838
Gas	Collar	Oct 2010-Dec 2011	20 MMcfd	6.00- 7.00	15,677
Gas	Collar	Oct 2010-Dec 2012	20 MMcfd	6.50- 7.15	30,962
Gas	Collar	Oct 2010-Dec 2012	20 MMcfd	6.50- 7.18	31,092
Gas	Collar	Jan 2011-Dec 2011	10 MMcfd	6.25- 7.50	6,826
Gas	Collar	Jan 2011-Dec 2011	10 MMcfd	6.25- 7.50	6,826
Gas	Collar	Jan 2011-Dec 2011	20 MMcfd	6.25- 7.50	13,652
Gas	Collar	Jan 2012-Dec 2012	20 MMcfd	6.50- 8.01	11,473

Gas	Basis	Oct 2010-Dec 2010	20 MMcfd	(1)	(105)
Gas	Basis	Oct 2010-Dec 2010	20 MMcfd	(1)	(105)
Gas	Basis	Oct 2010-Dec 2010	20 MMcfd	(2)	(60)
Gas	Basis	Oct 2010-Dec 2010	10 MMcfd	(2)	11
Gas	Basis	Oct 2010-Dec 2010	10 MMcfd	(2)	14
Gas	Basis	Jan 2011-Dec 2011	20 MMcfd	(1)	1,702
Gas	Basis	Jan 2011-Dec 2011	10 MMcfd	(1)	851
Gas	Basis	Jan 2011-Dec 2011	10 MMcfd	(1)	851

Gas	Swap	Jan 2011-Dec 2015	10 MMcfd	$6.00	14,908
Gas	Swap	Jan 2011-Dec 2015	20 MMcfd	6.00	29,816

NGL	Swap	Oct 2010-Dec 2010	2 MBbld	32.65	(1,170)
NGL	Swap	Oct 2010-Dec 2010	3 MBbld	32.98	(1,663)
NGL	Swap	Oct 2010-Dec 2010	1 MBbld	33.63	(495)
NGL	Swap	Oct 2010-Dec 2010	1 MBbld	34.15	(447)
NGL	Swap	Oct 2010-Dec 2010	3 MBbld	34.22	(1,321)
NGL	Swap	Jan 2011-Dec 2011	3 MBbld	36.06	(350)
NGL	Swap	Jan 2011-Dec 2011	2 MBbld	36.31	(55)
NGL	Swap	Jan 2011-Dec 2011	3 MBbld	41.95	6,073

				Total	$227,259

(1)	AECO Basis swaps hedge the AECO basis adjustment for 40 MMcfd at a deduction of $0.45 per Mcf from NYMEX for the remainder of 2010 and 40 MMcfd at a deduction of $0.39 Mcf from NYMEX for 2011.

(2)	Basis swaps for 40 MMcfd hedge the Houston Ship Channel basis adjustment at a weighted average deduction of $0.067 Mcf from NYMEX for the remainder of 2010.
     We have entered into no new commodity derivatives positions since September 30, 2010.
     We also have recorded a liability for the Gas Purchase Commitment, which is more fully described in Note 3 to the condensed consolidated financial statements.

Interest Rate Risk
     In February 2010, we executed the early settlement of the 2009 interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes.  We received cash of $18.0 million in the settlement, including $3.7 million for interest previously accrued and earned, and recognized the remaining $14.3 million as a fair value adjustment to our debt.
     In February 2010, we entered into new interest swaps to hedge the same debt instruments.  We executed early settlement of a portion of the 2010 interest rate swaps in May 2010 and the remaining 2010 interest swaps in July 2010 for $6.8 million and $16.7 million, respectively.  These settlements included $7.0 million for interest previously accrued and earned.  The remaining cash of $16.5 million was recognized as a fair value adjustment to our debt, which will be recognized as a reduction of interest expense over the life of the associated underlying debt instruments.
     For the 2010 period and 2009 period, interest expense decreased $12.9 million and $7.2 million, respectively, because of our interest rate swaps.
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
ITEM 4.  Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
     In the litigation filed by us against Eagle Drilling LLC (“Eagle”), which includes counter claims filed by Eagle against us and disclosed in our 2009 Annual Report on Form 10-K, on October 19, 2010, the U.S. District Court granted our motion for summary judgment directed to Eagle’s breach of contract claims, although other claims remain outstanding.
     There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2009 Annual Report on Form 10-K and in Part II, Item 1 included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

ITEM 1A.  Risk Factors
     There have been no material changes in the risk factors from those described in Part I, Item 1A of our 2009 Annual Report on Form 10-K with the exception of the risk factors listed below:
The absence of an acquisition proposal would likely have an adverse impact on the market price of our common stock.
     On October 18, 2010, we announced that our board of directors had received a letter from Quicksilver Energy, L.P., an entity controlled by members of the Darden family, indicating that a group of investors consisting of Quicksilver Energy, L.P. and members of the Darden family (the “Darden Investor Group”) is interested in exploring strategic alternatives for us, which might include a “take private” transaction.  On the last trading day prior to this announcement, our common stock closed at $12.61 per share.  At the closing on the day of the announcement, the stock price had risen approximately 16% to $14.65 per share.  If no proposal is forthcoming from the Darden Investor Group or from any other potential acquirer, the stock price might retreat from its current trading range.  There can be no assurance that any proposal for a transaction will be received or that any transaction will be approved or consummated.
The difficulties associated with any attempt to gain control of our company may discourage other potential bidders from emerging.
     As of October 25, 2010, the Darden Investor Group beneficially owned shares representing approximately 26.6% of the outstanding shares of our common stock.  The Darden Investor Group has substantial influence over the likelihood of consummating a change in control transaction for us.
Uncertainty regarding the future of our company may divert the attention of our management and employees and impact our relationships with counterparties.
     The announcement that the Darden Investor Group is interested in exploring strategic alternatives for the Company may divert the attention of our management and employees from our day-to-day operations and impact our relationships with counterparties.
We could incur material costs and expenses in connection with any proposal for a transaction.
     Our board of directors has formed a Transaction Committee of independent directors to consider any transaction that may be proposed by the Darden Investor Group, as well as alternative transactions.  The costs and expenses of the Transaction Committee, including the fees and expenses of the Transaction Committee’s independent financial and legal advisors, will be payable by us whether or not any proposal is received or any transaction is consummated, and these costs and expenses could be material.  In addition, shortly after the announcement with respect to the Darden Investor Group, a number of law firms announced that they are investigating potential claims against us and our directors alleging breaches of fiduciary duties.  If any such lawsuits are filed, we will incur additional costs and expenses.
Consummation of a transaction that results in substantially more debt to us could have an adverse effect on us, such as a downgrade of the ratings of our debt securities.
     We can provide no assurance that the consummation of any particular transaction will not result in incurrence of substantial additional debt by us.  Such additional debt could have significant adverse effects on us, such as further restricting our flexibility, negatively affecting our liquidity and a downgrade in the ratings of our debt securities.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes our repurchases of Quicksilver common stock during the quarter ended September 30, 2010.

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased (1)	Paid per Share	Announced Plan (2)	the Plan (2)
July 2010	19,341	$12.59	-	-
August 2010	164	$11.36	-	-
September 2010	1,197	$12.89	-	-

Total	20,702	$12.60	-	-
(1)	Represents shares of common stock surrendered by employees to satisfy our income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 2006 Equity Plan.

(2)	We do not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
ITEM 3.  Defaults Upon Senior Securities
     None.
ITEM 4.  [Removed and Reserved]
ITEM 5.  Other Information
     The following unaudited pro forma condensed consolidated statements of operations and explanatory notes present how our financial statements may have appeared had the Crestwood Transaction occurred on January 1, 2010.
     The unaudited pro forma condensed consolidated statements of operations have been derived and should be read together with our historical consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K and Item I of this document.
     The unaudited pro forma condensed consolidated statements of operations are presented for illustrative purposes only and do not purport to represent what our results of operations would actually have been had the Crestwood Transaction occurred on the date noted above, or to project our results of operations for any future periods.  The pro forma adjustments are based on available information and certain assumptions that we believe are reasonable.  The pro forma adjustments are directly attributable to the Crestwood Transaction and are expected to have a continuing impact on our results of operations.  We believe we have made all adjustments necessary to fairly present the unaudited pro forma condensed consolidated statements of operations.

QUICKSILVER RESOURCES INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

		Crestwood
	As	Transaction
	Presented	Adjustments		Pro Forma
	(In thousands, except per share amounts)
Revenue
Natural gas, NGL and crude oil	$218,249	$-		$218,249
Sales of purchased natural gas	16,982	(1,960)	(a)	15,022
Other	2,469	(2,708)	(a)	(239)

Total revenue	237,700	(4,668)		233,032

Operating expense
Oil and gas production expense	39,402	21,724	(a)	61,126
Production and ad valorem taxes	9,170	(1,069)	(a)	8,101
Costs of purchased natural gas	14,638	(9)	(a)	14,629
Other operating expense	1,320	(1,229)	(a)	91
Depletion, depreciation and accretion	52,542	(6,453)	(b)	46,089
General and administrative expense	24,005	(872)	(a)	23,133

Total expense	141,077	12,092		153,169
Impairment expense	(31,531)	-		(31,531)

Operating income	65,092	(16,760)		48,332
Income from earnings of BBEP - net	17,024	-		17,024
Other income - net	14,253	-		14,253
Interest expense	(51,532)	6,292	(c)	(45,240)

Income before income taxes	44,837	(10,468)		34,369
Income tax expense	(18,268)	3,768	(d)	(14,500)

Net income	26,569	(6,700)		19,869
Net income attributable to noncontrolling interests	(4,766)	4,766	(e)	-

Net income attributable to Quicksilver	$21,803	$(1,934)		$19,869

Earnings per common share - basic	$0.13			$0.12
Earnings per common - diluted	$0.13			$0.12
Basic weighted average shares outstanding	170,307			170,307
Diluted weighted average shares outstanding	171,037			171,037

Unit expenses, on a Mcfe basis:
Oil and gas production expense	$1.18			$1.83
Production and ad valorem taxes	$0.28			$0.24
Depletion, depreciation and accretion	$1.58			$1.38
General and administrative expense	$0.72			$0.69

Total Production (Mcfe)	33,338,687			33,338,687
See accompanying notes to unaudited pro forma condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Crestwood
	As	Transaction
	Presented	Adjustments		Pro Forma
	(In thousands, except per share amounts)
Revenue
Natural gas, NGL and crude oil	$631,499	$-		$631,499
Sales of purchased natural gas	50,027	(5,417)	(a)	44,610
Other	6,902	(6,808)	(a)	94

Total revenue	688,428	(12,225)		676,203

Operating expense
Oil and gas production expense	113,593	56,062	(a)	169,655
Production and ad valorem taxes	26,542	(3,634)	(a)	22,908
Costs of purchased natural gas	51,701	(64)	(a)	51,637
Other operating expense	3,544	(3,172)	(a)	372
Depletion, depreciation and accretion	149,968	(17,502)	(b)	132,466
General and administrative expense	61,745	(2,617)	(a)	59,128

Total expense	407,093	29,073		436,166
Impairment expense	(31,531)	-		(31,531)

Operating income	249,804	(41,298)		208,506
Income from earnings of BBEP - net	24,203	-		24,203
Other income - net	67,646	-		67,646
Interest expense	(142,171)	15,654	(c)	(126,517)

Income before income taxes	199,482	(25,644)		173,838
Income tax expense	(71,569)	9,232	(d)	(62,337)

Net income	127,913	(16,412)		111,501
Net income attributable to noncontrolling interests	(11,119)	11,119	(e)	-

Net income attributable to Quicksilver	$116,794	$(5,293)		$111,501

Earnings per common share - basic	$0.69			$0.65
Earnings per common - diluted	$0.68			$0.65
Basic weighted average shares outstanding	170,242			170,242
Diluted weighted average shares outstanding	180,847			180,847

Unit expenses, on a Mcfe basis:
Oil and gas production expense	$1.21			$1.81
Production and ad valorem taxes	$0.28			$0.24
Depletion, depreciation and accretion	$1.60			$1.41
General and administrative expense	$0.66			$0.63

Total Production (Mcfe)	93,834,719			93,834,719
See accompanying notes to unaudited pro forma condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
Note 1  Basis of Presentation
     The accompanying unaudited pro forma condensed consolidated statements of operations and explanatory notes present how our statements of operations may have appeared had the sale of our interests in KGS to Crestwood occurred on January 1, 2010.
     Following are descriptions of certain columns included in the accompanying unaudited pro forma condensed consolidated financial statements:
     As Historically Presented – Represents our historical condensed consolidated statements of operations for the three and nine months ended September 30, 2010.
     Crestwood Transaction Adjustments – Represents the adjustments to our historical condensed consolidated statements of operations necessary to eliminate the direct effect of KGS to arrive at our pro forma results of our operations for the three and nine months ended September 30, 2010.
Note 2  Pro Forma Adjustments
(a)	To eliminate the revenues and operating expenses directly attributable to KGS.

(b)	To eliminate depreciation associated with assets disposed in the Crestwood Transaction.

(c)	To adjust interest expense to give effect to the absence of outstanding borrowings under our Senior Secured Credit Facility and borrowings outstanding under the KGS Credit Facility.

(d)	To record income tax expense for the effects of the pro forma adjustments at statutory rates.

(e)	To record the elimination of net income attributable to noncontrolling interests as a result of the Crestwood Transaction.
ITEM 6.  Exhibits:

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 22, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on July 23, 2010, and included herein by reference)
* 2.2	Purchase Agreement Amendment No. 1, dated as of September 17, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.
* 10.1	Ninth Amendment to the Combined Credit Agreements, dated as of September 17, 2010, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein
* 10.2	Form of Director and Officer Indemnification Agreement
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2010

Quicksilver Resources Inc.
By:	/s/ Philip Cook
Philip Cook
Senior Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 22, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on July 23, 2010, and included herein by reference)
* 2.2	Purchase Agreement Amendment No. 1, dated as of September 17, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.
* 10.1	Ninth Amendment to the Combined Credit Agreements, dated as of September 17, 2010, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein
* 10.2	Form of Director and Officer Indemnification Agreement
* 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith