Form 10-Q
period 2011-06-30
QUICKSILVER RESOURCES INC
filed 2011-08-09
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 29, 2011
Common Stock, $0.01 par value	171,117,635

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
“Gas Purchase Commitment” means the commitment pursuant to the Eni Transaction to purchase the Eni Production at a fixed price and which expired on December 31, 2010

“Greater Green River Asset” means our operations and our assets in the Greater Green River Basin located in Colorado and southern Wyoming
“HCDS” means Hill County Dry System, a gas gathering system in Hill County, Texas within the Barnett Shale
“Horn River Asset” means our operations and our assets in the Horn River Basin of Northeast British Columbia
“Horseshoe Canyon Asset” means our operations and our assets in Horseshoe Canyon, the coalbed methane fields of southern and central Alberta
“KGS” means Quicksilver Gas Services LP, a publicly-traded partnership, which we formerly owned that traded under the ticker symbol of “KGS” and subsequent to the Crestwood Transaction renamed itself Crestwood Midstream Partners LP and trades under the ticker symbol “CMLP”
“KGS Secondary Offering” means the public offering of 4,000,000 KGS common units in 2009 and the underwriters’ purchase of an additional 549,200 KGS common units in 2010
“Mercury” means Mercury Exploration Company, which is owned by members of the Darden family
“NGTL” means NOVA Gas Transmission Ltd., a subsidiary of TransCanada Pipelines Limited
“NGTL Project” means the series of contracts with NGTL for the construction of a pipeline and meter station, which will serve our Horn River Asset
“SEC” means the U.S.  Securities and Exchange Commission
“Senior Secured Credit Facility” means our U.S.  senior secured revolving credit facility and our Canadian senior secured revolving credit facility
“Southern Alberta Asset” means our operations and our assets in the Southern Alberta Basin of northern Wyoming and Montana, including our Cutbank field operations and assets

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011
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

Forward-Looking Information
     Certain statements contained in this Quarterly Report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas, NGL and oil prices;

•	failure or delays in achieving expected production from exploration and development projects;

•	uncertainties inherent in estimates of natural gas, NGL and oil reserves and predicting natural gas, NGL and oil reservoir performance;

•	effects of hedging natural gas, NGL and oil prices;

•	fluctuations in the value of certain of our assets and liabilities;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters, customers and counterparties;

•	changes in the availability and cost of capital;

•	delays in obtaining oilfield equipment and increases in drilling and other service costs;

•	delays in construction of transportation pipelines and gathering and treating facilities;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	failure or inability to convert drilling licenses to leases and the exploration of our leases;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•	the effects of existing or future litigation; and

•	certain factors discussed elsewhere in this Quarterly Report.
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Interim Financial Statements (Unaudited)
QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In thousands, except for per share data – Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Production	$207,706	$211,687	$398,006	$413,250
Sales of purchased natural gas	19,560	16,821	39,986	33,045
Other	21,180	62	22,641	4,433

Total revenue	248,446	228,570	460,633	450,728

Operating expense:
Lease operating	24,484	21,523	45,693	41,488
Gathering, processing and transportation	46,726	16,658	91,088	32,659
Production and ad valorem taxes	8,506	8,910	16,087	17,416
Costs of purchased natural gas	19,557	3,756	39,300	37,063
Other operating	23	970	183	2,224
Depletion, depreciation and accretion	54,704	50,669	107,175	97,426
Impairment	-	-	49,063	-
General and administrative	15,770	17,217	34,161	37,740

Total expense	169,770	119,703	382,750	266,016

Operating income	78,676	108,867	77,883	184,712

Income (loss) from earnings of BBEP	(26,207)	23,168	(47,091)	7,179
Other income - net	123,178	53,050	124,299	53,393
Interest expense	(47,552)	(46,122)	(93,730)	(90,639)

Income before income taxes	128,095	138,963	61,361	154,645

Income tax expense	(19,508)	(48,219)	(23,532)	(53,301)

Net income	108,587	90,744	37,829	101,344

Net income attributable to noncontrolling interests	-	(3,941)	-	(6,353)

Net income attributable to Quicksilver	$108,587	$86,803	$37,829	$94,991
Other comprehensive income (loss) net of tax:
Reclassification adjustments related to settlements of derivative contracts - net of income tax	(10,798)	(46,089)	(27,017)	(72,358)
Net change in derivative fair value - net of income tax	10,482	14,087	(6,713)	112,693
Foreign currency translation adjustment	(1,572)	(9,715)	10,432	(2,755)

Other comprehensive income (loss)	(1,888)	(41,717)	(23,298)	37,580

Comprehensive income	$106,669	$45,086	$14,531	$132,571

Earnings per common share - basic	$0.63	$0.51	$0.22	$0.56

Earnings per common share - diluted	$0.61	$0.49	$0.22	$0.54
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$2	$54,937
Accounts receivable - net of allowance for doubtful accounts	72,044	63,380
Derivative assets at fair value	62,961	89,205
Other current assets	30,569	30,650

Total current assets	165,576	238,172

Investments in equity affiliates	12,620	83,341

Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $411,434 and $304,269, respectively)	3,003,738	2,834,645

Other property and equipment	288,215	233,200

Property, plant and equipment - net	3,291,953	3,067,845

Assets of midstream operations held for sale	27,526	27,178
Derivative assets at fair value	56,094	57,557
Other assets	35,414	38,241

	$3,589,183	$3,512,334

LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$147,347	$143,478
Accounts payable	105,696	167,857
Accrued liabilities	139,161	122,904
Derivative liabilities at fair value	2,362	-
Current deferred tax liability	16,520	28,861

Total current liabilities	411,086	463,100

Long-term debt	1,834,370	1,746,716

Liabilities of midstream operations held for sale	1,465	1,431
Asset retirement obligations	58,959	56,235
Derivative liabilities at fair value	344	-
Other liabilities	28,461	28,461
Deferred income taxes	174,352	156,983
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 400,000,000 shares authorized, and 176,655,595 and 175,524,816 shares issued, respectively	1,767	1,755
Paid in capital in excess of par value	725,865	714,869
Treasury stock of 5,373,482 and 5,050,450 shares, respectively	(46,288)	(41,487)
Accumulated other comprehensive income	106,889	130,187
Retained earnings	291,913	254,084

Total stockholders’ equity	1,080,146	1,059,408

	$3,589,183	$3,512,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Stock	Capital	Stock	Income	Earnings	Interest	Total
Balances at December 31. 2009	$1,745	$730,265	$(36,363)	$121,336	$(180,985)	$60,824	$696,822
Net income	-	-	-	-	94,991	6,353	101,344
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $38,226	-	-	-	(72,358)	-	-	(72,358)
Net change in derivative fair value, net of income tax of $56,906	-	-	-	112,693	-	-	112,693
Currency translation adjustment	-	-	-	(2,755)	-	-	(2,755)
Issuance & vesting of stock compensation	8	10,187	(4,804)	-	-	190	5,581
Stock option exercises	2	1,207	-	-	-	-	1,209
Issuance of KGS common units	-	6,746	-	-	-	4,308	11,054
Distributions paid on KGS common units	-	-	-	-	-	(8,808)	(8,808)

Balances at June 30, 2010	$1,755	$748,405	$(41,167)	$158,916	$(85,994)	$62,867	$844,782

Balances at December 31. 2010	$1,755	$714,869	$(41,487)	$130,187	$254,084	$-	$1,059,408
Net income	-	-	-	-	37,829	-	37,829
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $12,703	-	-	-	(27,017)	-	-	(27,017)
Net change in derivative fair value, net of income tax of $3,924	-	-	-	(6,713)	-	-	(6,713)
Currency translation adjustment	-	-	-	10,432	-	-	10,432
Issuance & vesting of stock compensation	11	10,376	(4,801)	-	-	-	5,586
Stock option exercises	1	620	-	-	-	-	621

Balances at June 30, 2011	$1,767	$725,865	$(46,288)	$106,889	$291,913	$-	$1,080,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$37,829	$101,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion	107,175	97,426
Impairment expense	49,063	-
Deferred income tax expense	17,667	52,243
Non-cash gain from commodity derivatives	(19,115)	-
Non-cash gain from hedge ineffectiveness	(818)	(27,852)
Stock-based compensation	10,386	11,529
Non-cash interest expense	7,872	10,178
Gain on disposition of BBEP Units	(123,752)	(35,426)
Loss from BBEP in excess of cash distributions	60,050	826
Other	1,111	(469)
Changes in assets and liabilities
Accounts receivable	(8,608)	22,858
Derivative assets at fair value	-	18,682
Prepaid expenses and other assets	(4,426)	(11,144)
Accounts payable	(25,859)	(20,169)
Accrued and other liabilities	14,777	26,481

Net cash provided by operating activities	123,352	246,507

Investing activities:
Capital expenditures	(396,156)	(356,402)
Proceeds from sale of BBEP Units	134,423	-
Proceeds from sale of properties and equipment	3,123	864

Net cash used by investing activities	(258,610)	(355,538)

Financing activities:
Issuance of debt	256,445	540,032
Repayments of debt	(170,172)	(409,613)
Debt issuance costs paid	-	(109)
Gas Purchase Commitment repayments	-	(16,592)
Issuance of KGS common units - net of offering costs	-	11,054
Distributions paid on KGS common units	-	(8,808)
Proceeds from exercise of stock options	622	1,209
Taxes paid on vesting of KGS equity compensation	-	(1,144)
Purchase of treasury stock	(4,801)	(4,804)

Net cash provided by financing activities	82,094	111,225

Effect of exchange rate changes in cash	(1,771)	(671)

Net increase (decrease) in cash	(54,935)	1,523
Cash at beginning of period	54,937	1,785

Cash at end of period	$2	$3,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
1.          ACCOUNTING POLICIES AND DISCLOSURES
     The accompanying condensed consolidated interim financial statements have not been audited.  In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2011 and our results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.  All such adjustments are of a normal recurring nature.  The results for interim periods are not necessarily indicative of annual results.
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
          Our board of directors also approved a plan for disposal of the HCDS, which is included in our midstream segment.  Subsequent to our board of directors’ approval, we conducted an impairment analysis of the HCDS and recognized a charge for impairment in the third quarter of 2010.
          The operating results of these midstream operations, as classified in our statement of income, are summarized below:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
	(In thousands)
Revenue from third parties	$4,423	$8,167
GPT expense (1)	(18,758)	(35,280)
Ad valorem taxes	1,122	2,655
Other operations	878	2,152
DD&A	6,384	12,510
General and administrative expense	617	1,745

Operating results of midstream operations	14,180	24,385
Interest and other expense	(2,308)	(4,390)

Results of midstream operations before income tax	11,872	19,995
Income tax expense	(4,195)	(7,073)

Results of midstream operations, net of income tax	$7,677	$12,922

(1)	Our KGS operations earned revenue from gathering and processing of our natural gas and NGL production. This revenue was consolidated as a reduction of processing, gathering and transportation expense for purposes of presenting our consolidated statements of income.
          Details of balance sheet items for these midstream operations are summarized below:

	June 30,	December 31,
	2011	2010
	(In thousands)
Assets:
Accounts receivable - net	$40	$57
Property, plant and equipment - net	27,486	27,121

Total	$27,526	$27,178

Liabilities:
Other non-current liabilities	$1,465	$1,431

Total	$1,465	$1,431

          Note 3 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains additional information regarding the Crestwood Transaction.
3.   DERIVATIVES AND FAIR VALUE MEASUREMENTS
          The following table categorizes our commodity derivative instruments based upon the use of input levels:

	June 30,	December 31,
	2011	2010
	(In thousands)
Level 2 inputs	$97,234	$146,762
Level 3 inputs	19,115	-

Total	$116,349	$146,762

          The fair value of “Level 2” derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value reported by counterparties.  The fair value of derivative instruments designated “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments.  Estimates were determined by applying the net differential between the prices in each derivative and market prices for future periods to the amounts stipulated in each contract to arrive at an estimated future value.  This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives.
          The following table identifies the changes in Level 3 fair values for the three and six months ended June 30, 2011:

(In thousands)
Balance at beginning of period	$-
Total gains or losses for the period:
Included in earnings	19,115

Balance at end of period	$19,115

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$19,115

Commodity Price Derivatives
          As of June 30, 2011, we had price collars and swaps covering our anticipated natural gas and NGL production as follows:

	Daily Production
Production	Volume
Year	Gas	NGL
	MMcfd	MBbld

2011	190	10.5
2012	165	4.0
2013	105	-
2014-2015	65	-
2016-2021	35	-
Interest Rate Derivatives
          In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes.  We received cash of $41.5 million in the settlements, including $10.7 million for interest previously accrued and earned.  At the time of the early settlements, we recorded the resulting gain as a fair value adjustment to our debt and began to recognize the deferred gain of $30.8 million as a reduction of interest expense over the lives of our senior notes due 2015 and our senior subordinated notes.
          The remaining $25.1 million deferral of the 2010 early settlements from all interest rate swaps will continue to be recognized as a reduction of interest expense over the life of the associated underlying debt instruments currently scheduled as follows:

(In thousands)
2011	$2,495
2012	5,284
2013	5,735
2014	6,225
2015	4,802
2016	569

$25,110

Additional Fair Value Disclosures:

	Asset Derivatives		Liability Derivatives
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Derivatives designated as hedges(1):
Commodity contracts reported in:
Current derivative assets	$75,084	$97,863	$21,107	$8,658
Noncurrent derivative assets	47,544	63,419	1,581	5,862
Current derivative liabilities	-	-	2,362	-
Noncurrent derivative liabilities	-	-	344	-

Total derivatives designated as hedges	$122,628	$161,282	$25,394	$14,520

Derivatives not designated as hedges(2):
Commodity contracts reported in:
Current derivative assets	$8,984	$-	$-	$-
Noncurrent derivative assets	10,131	-	-	-

Total derivatives not designated as hedges:	$19,115	$-	$-	$-

Total derivatives	$141,743	$161,282	$25,394	$14,520

(1)	The fair value of each hedge derivative is determined using Level 2 inputs.

(2)	The fair value of each derivative not designated as a hedge is determined using Level 3 inputs.

          The changes in the carrying value of our derivatives for the three and six months ended June 30, 2011 and 2010 are presented below:

	For the Three Months Ended June 30,
	2011	2010
	Cash Flow	Gas Purchase	Fair Value	Cash Flow
	Derivatives	Commitment	Derivatives	Derivatives	Total
	(In thousands)
Derivative fair value at beginning of period	$96,203	$(23,263)	$(5,030)	$230,718	$202,425
Change in net amounts receivable and payable	(167)	-	209	1,362	1,571
Net settlements reported in revenue	(15,546)	-	-	(57,076)	(57,076)
Net settlements reported in interest expense	-	-	(4,267)	-	(4,267)
Cash settlements reported in long-term debt	-	-	(4,422)	-	(4,422)
Unrealized change in fair value of Gas Purchase Commitment reported in costs of purchased gas	-	17,102	-	-	17,102
Change in fair value of effective interest swaps	-	-	26,750	-	26,750
Ineffectiveness reported in other revenue	872	-	-	(2,983)	(2,983)
Unrealized gains reported in other revenue	19,115	-	-	-	-
Unrealized gains reported in OCI	15,872	-	-	21,373	21,373

Derivative fair value at end of period	$116,349	$(6,161)	$13,240	$193,394	$200,473

	For the Six Months Ended June 30,
	2011	2010
	Cash Flow	Gas Purchase	Fair Value	Cash Flow
	Derivatives	Commitment	Derivatives	Derivatives	Total
	(In thousands)
Derivative fair value at beginning of period	$146,762	$(6,625)	$4,108	$107,881	$105,364
Change in net amounts receivable and payable	(384)	-	(4,788)	(865)	(5,653)
Net settlements reported in revenue	(39,328)	-	-	(81,633)	(81,633)
Net settlements reported in interest expense	-	-	(6,237)	-	(6,237)
Cash settlements reported in long-term debt	-	-	(18,682)	-	(18,682)
Unrealized change in fair value of Gas Purchase Commitment reported in costs of purchased gas	-	464	-	-	464
Change in fair value of effective interest swaps	-	-	38,839	-	38,839
Ineffectiveness reported in other revenue	818	-	-	(1,588)	(1,588)
Unrealized gains reported in other revenue	19,115	-	-	-	-
Unrealized gain (losses) reported in OCI	(10,634)	-	-	169,599	169,599

Derivative fair value at end of period	$116,349	$(6,161)	$13,240	$193,394	$200,473

          Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the twelve months ending June 30, 2012 would result in a gain of $40.1 million net of income taxes.  Hedge derivative ineffectiveness resulted in net gains of $0.8 million and losses of $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

4.  INVESTMENT IN BBEP
          At June 30, 2011, we owned 8.6 million BBEP Units, or 15% of BBEP, whose price closed at $19.46 per unit as of that date.  Our ownership interest in BBEP was reduced in February 2011 when BBEP issued approximately 4.9 million BBEP Units.  During the six months ended June 30, 2011, we have continued to reduce our ownership through the sale of approximately 7.1 million BBEP Units at a weighted average unit sales price of $18.99.  We recognized a gain of $123.8 million as other income for the difference between our weighted average carrying value of $1.51 per BBEP Unit and the net sales proceeds.  In July 2011, underwriters exercised their option to purchase 600,000 additional shares for proceeds of $11.4 million, which reduced our total ownership in BBEP to 13.5% at July 31, 2011.
          Changes in the balance of our investment in BBEP for the six months ended June 30, 2011 were as follows:

(In thousands)
Balance at December 31, 2010	$83,341
Equity loss in BBEP	(47,091)
Distributions from BBEP	(12,959)
BBEP Units sold	(10,671)

Ending investment balance	$12,620

          We account for our investment in BBEP Units using the equity method, utilizing a one-quarter lag from BBEP’s publicly available information.  Summarized estimated financial information for BBEP is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenue (1)	$(12,704)	$133,166	$5,461	$171,429
Operating expense	73,937	69,277	153,420	142,549

Operating income (loss)	(86,641)	63,889	(147,959)	28,880
Interest and other (2)	9,074	5,835	19,063	11,694
Income tax expense (benefit)	(1,002)	144	(1,441)	(1,030)
Noncontrolling interests	34	71	69	90

Net income (loss) available to BBEP	$(94,747)	$57,839	$(165,650)	$18,126

(1)	For the three months ended March 31, 2011 and 2010, unrealized losses of $112.6 million and unrealized gains of $39.9 million on commodity derivatives were recognized, respectively. For the six months ended March 31, 2011 and 2010, unrealized losses of $194.9 million and $14.8 million on commodity derivatives were recognized, respectively.

(2)	The three months ended March 31, 2011 and 2010 included unrealized gains of $1.4 million and $0.7 million, respectively, from interest rate swaps. The six months ended March 31, 2011 and 2010 included unrealized gains of $4.5 million and $2.4 million, respectively, from interest rate swaps.

	As of	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Current assets	$113,100	$130,017
Property, plant and equipment	1,708,353	1,722,295
Other assets	49,199	77,855
Current liabilities	120,957	101,317
Long-term debt	413,240	528,116
Other non-current liabilities	141,304	91,477
Total equity	1,195,151	1,209,257

5.  PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Oil and gas properties
Subject to depletion	$5,027,226	$4,805,161
Unevaluated costs	411,434	304,269
Accumulated depletion	(2,434,922)	(2,274,785)

Net oil and gas properties	3,003,738	2,834,645

Other plant and equipment
Pipelines and processing facilities	295,767	235,676
General properties	73,779	70,267
Accumulated depreciation	(81,331)	(72,743)

Net other property and equipment	288,215	233,200

Property, plant and equipment, net of accumulated depletion and depreciation	$3,291,953	$3,067,845

Ceiling Test Analysis
          We recorded impairment expense of $49.1 million for our Canadian oil and gas properties at March 31, 2011.  We computed the March 31, 2011 ceiling amount using an AECO price of $3.59 Mcf of natural gas, calculated as the unweighted average of the preceding 12-month first-day-of-the-month prices.  The AECO natural gas price used to compute the ceiling amount at March 31, 2011 was 12% lower than the AECO price used in computing the ceiling amount at December 31, 2010.  Our Canadian ceiling test prepared at June 30, 2011 resulted in no additional impairment of our Canadian oil and gas properties.  Our U.S. ceiling tests prepared at March 31, 2011 and June 30, 2011 resulted in no impairment of our U.S. oil and gas properties.
          Notes 2 and 8 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contain additional information regarding our property, plant and equipment and our quarterly ceiling test analysis.
6.  LONG-TERM DEBT
          Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Senior Secured Credit Facility	$116,640	$21,114
Senior notes due 2015, net of unamortized discount	466,356	470,866
Senior notes due 2016, net of unamortized discount	582,514	583,605
Senior notes due 2019, net of unamortized discount	293,750	293,496
Senior subordinated notes due 2016	350,000	350,000
Convertible debentures, net of unamortized discount	147,347	143,478

Total debt	1,956,607	1,862,559
Unamortized deferred gain - terminated interest rate swaps	25,110	27,635

Current portion of long-term debt	(147,347)	(143,478)

Long-term debt	$1,834,370	$1,746,716

Senior Secured Credit Facility
          The Senior Secured Credit Facility borrowing base and commitments remained at $1 billion and the aggregate letter of credit capacity was $175 million.  At June 30, 2011, there was $803 million available under the facility.
Convertible Debentures
          The convertible debentures due November 1, 2024 are contingently convertible into shares of our common stock.  The debentures bear interest at an annual rate of 1.875% payable semi-annually on May 1 and November 1.  Additionally, holders of the debentures can require us to repurchase all or a portion of their debentures on November 1, 2011, 2014 and 2019 at a price equal to the principal amount thereof plus accrued and unpaid interest.  The debentures are convertible into shares of our common stock at a rate of 65.4418 shares for each $1,000 debenture, subject to adjustment.  Generally, except upon the occurrence of specified events including certain changes of control, holders of the debentures are not entitled to exercise their conversion rights unless the closing price of our stock is at least $18.34 (120% of the conversion price per share) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Upon conversion, we have the option to deliver any combination of our common stock and cash.  Should all debentures be converted to our common stock, an additional 9,816,270 shares, subject to adjustment, would become outstanding; however, as of July 1, 2011, the debentures were not convertible based on share prices for the quarter ended June 30, 2011.
          Because we may be required to repurchase these obligations at the option of the holders on November 1, 2011, we have reported them as current obligations in our June 30, 2011 and December 31, 2010 balance sheets.  To the extent that the holders of these obligations do not elect to put them to us on November 1, 2011, any remaining obligations will be reclassified to long-term after that date.
          At June 30, 2011 and December 31, 2010, the remaining unamortized discount on the debentures was $2.7 million and $6.5 million, respectively, resulting in a carrying value of $147.3 million and $143.5 million, respectively.  The remaining discount will be accreted to face value through October 2011.  For the six months ended June 30, 2011 and 2010, interest expense on our convertible debentures, recognized at an effective interest rate of 6.75%, was $5.3 million and $5.0 million, respectively, including contractual interest of $1.4 million for each period.
          During June 2011, we repurchased the following senior notes in open market transactions:

	Repurchase	Face	Loss on

Instrument	Price	Value	Repurchase
	(In thousands)
Senior notes due 2015	$5,250	$5,000	$250
Senior notes due 2016	2,701	2,380	321

	$7,951	$7,380	$571

          In July 2011, we repurchased 2015 and 2019 senior notes with a face value of $16 million and $2 million, respectively, for $19.0 million.

Summary of All Outstanding Debt
          The following table summarizes significant aspects of our long-term debt at June 30, 2011:

Priority on Collateral and Structural Seniority (2)
	Highest priority					Lowest priority
Equal priority
	Senior Secured	2015	2016	2019	Senior	Convertible
	Credit Facility	Senior Notes	Senior Notes	Senior Notes	Subordinated Notes	Debentures (1)
Principal amount	$1.0 billion (3)	$470 million	$597.6 million	$300.0 million	$350 million	$150 million

Scheduled maturity date (5)	February 9, 2013	August 1, 2015	January 1, 2016	August 15, 2019	April 1, 2016	November 1, 2024

Interest rate on outstanding borrowings at June 30, 2011 (4)	3.29%	8.25%	11.75%	9.125%	7.125%	1.875%

Base interest rate options	LIBOR, ABR or specified (5)	N/A	N/A	N/A	N/A	N/A

Financial covenants (5)	- Minimum current ratio of 1.0	N/A	N/A	N/A	N/A	N/A
- Minimum EBITDA to interest expense
ratio of 2.5

Significant restrictive	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	- Incurrence of debt	N/A
covenants (6)	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens	- Incurrence of liens
	- Payment of dividends	- Payment of dividends	- Payment of dividends	- Payment of dividends	- Payment of dividends
	- Equity purchases	- Equity purchases	- Equity purchases	- Equity purchases	- Equity purchases
	- Asset sales	- Asset sales	- Asset sales	- Asset sales	- Asset sales
	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions	- Affiliate transactions
- Limitations on derivatives

Optional redemption (6)	Any time	August 1,	July 1,	August 15,	April 1,	November 8, 2011
		2012: 103.875 2013: 101.938 2014: par	2013: 105.875 2014: 102.938 2015: par	2014: 104.563 2015: 103.042 2016: 101.521 2017: par	2011: 103.563 2012: 102.375 2013: 101.188 2014: par	and thereafter

Make-whole redemption (6)	N/A	Callable prior to	Callable prior to	Callable prior to	Callable prior to	N/A
		August 1, 2012 at	July 1, 2013 at	August 15, 2014 at	April 1, 2011 at
		make-whole call price of	make-whole call price of	make-whole call price of	make-whole call price of
		Treasury + 50 bps	Treasury + 50 bps	Treasury + 50 bps	Treasury + 50 bps

Change of control (6)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 100% of principal plus accrued interest

Equity clawback (6)	N/A	Redeemable until August 1, 2011 at 107.75%, plus accrued interest for up to 35%	Redeemable until July 1, 2012 at 111.75%, plus accrued interest for up to 35%	Redeemable until August 15, 2012 at 109.125%, plus accrued interest for up to 35%	N/A	N/A

Subsidiary guarantors (6)	Cowtown Pipeline Funding, Inc.	Cowtown Pipeline Funding, Inc.	Cowtown Pipeline Funding, Inc.	Cowtown Pipeline Funding, Inc.	Cowtown Pipeline Funding, Inc.	N/A
	Cowtown Pipeline Management, Inc.	Cowtown Pipeline Management, Inc.	Cowtown Pipeline Management, Inc.	Cowtown Pipeline Management, Inc.	Cowtown Pipeline Management, Inc.
	Cowtown Pipeline L.P.	Cowtown Pipeline L.P.	Cowtown Pipeline L.P.	Cowtown Pipeline L.P.	Cowtown Pipeline L.P.
	Cowtown Gas Processing L.P.	Cowtown Gas Processing L.P.	Cowtown Gas Processing L.P.	Cowtown Gas Processing L.P.	Cowtown Gas Processing L.P.
Quicksilver Resources Canada Inc.

Estimated fair value (7)	$116.6 million	$491.8 million	$679.8 million	$322.9 million	$341.3 million	$159.1 million

(1)	As discussed in “Convertible Debentures” above, holders of the convertible debentures can require us to repurchase all or a part of the debentures on November 1, 2011.

(2)	The Senior Secured Credit Facility is secured by a first perfected lien on substantially all our assets including a portion of our BBEP Units. The other debt presented is based upon structural seniority and priority of payment.

(3)	The principal amount for the Senior Secured Credit Facility represents the borrowing base and commitments as of June 30, 2011.

(4)	Represents the weighted average borrowing rate payable to lenders and excludes effects of interest rate derivatives.

(5)	Amounts outstanding under the Senior Secured Credit Facility bear interest, at our election, at (i) the Adjusted Eurodollar Rate (as defined in the credit facilities) plus an applicable margin between 2.00% to 3.00%, (ii) bankers’ acceptance rate (as defined in the credit facilities) plus an applicable margin between 2.00% and 3.00%, (iii) ABR, which is the greatest of (a) the prime rate announced by JPMorgan, (b) the federal funds rate plus 0.50% and (c) the Adjusted Eurodollar Rate (as defined in the credit facilities) plus 1.0%, plus, in each case under scenario (ii), an applicable margin between 1.125% to 2.125%, or (iv) the specified rate (as defined in the credit facilities) plus an applicable margin between 2.00% to 3.00%.

(6)	The information presented in this table is qualified in all respects by reference to the full text of the covenants, provisions and related definitions contained in the documents governing the various components of our debt.

(7)	The estimated fair value is determined based on market quotations on the balance sheet date for fixed rate obligations. We consider debt with market-based interest rates to have a fair value equal to its carrying value.
          Note 11 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains a more complete description of our long-term debt.
7.  ASSET RETIREMENT OBLIGATIONS
          The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the six months ended June 30, 2011:

(In thousands)

Beginning asset retirement obligations	$57,809
Additional liability incurred	4,091
Change in estimates	(2,716)
Accretion expense	1,275
Asset retirement costs incurred	(1,395)
Gain on settlement of liability	261
Currency translation adjustment	1,208

Ending asset retirement obligations	60,533
Less current portion	(1,574)

Long-term asset retirement obligation	$58,959

8.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations and Commitments
          There have been no significant changes to our contractual obligations and commitments as reported in our 2010 Annual Report except for a series of contracts with NGTL and additional one-year drilling rig contracts.
          In April 2011, we entered into the NGTL Project, which will serve our Horn River Asset.  Under these agreements, we agreed to provide financial assurances in the form of letters of credit to NGTL during the construction phase of the project, which is expected to continue through 2014.  Assuming the project is fully constructed and based on estimated costs of C$296.8 million, including taxes of C$31.8 million, we expect to provide cumulative letters of credit as follows:

	NGTL Cumulative
	Financial Assurances
	(C$ in thousands)	(US$ in thousands)
June 1, 2011 (1)	$32,648	$33,849
March 1, 2012	68,264	70,776
October 1, 2012	109,816	113,857
July 1, 2013	148,400	153,861
October 1, 2013	296,800	307,722

(1)	A letter of credit for C$32,648 is outstanding for the NGTL Project as of June 30, 2011.
          Should other companies subscribe to the project, then our financial assurances under the agreements will be reduced.  If the project is terminated by NGTL, then we would be responsible for all of the costs incurred or for which NGTL is liable, and we would have the option to purchase NGTL’s rights in the project for a nominal fee.  Should the project be terminated by NGTL, we are required to pay NGTL an additional C$26.4 million.  No amounts have been recognized on our consolidated balance sheet as of June 30, 2011.  Upon completion of the project, all construction-related guarantees will expire.
          We have also entered into agreements to deliver production from our Horn River Asset to NGTL over a ten-year period.  These agreements will be extended in the event NGTL has either not received 1 Tcf of gas from us and other third parties, or recovered its costs as of the end of the ten-year period.  In such event, the extension will be for delivery of minimum volumes of 106 MMcfd until such time that 1 Tcf of gas is delivered.
          Also under the agreements, we are required to treat the gas to meet NGTL pipeline specifications.  Such treatment will require us to construct treating facilities.  We will develop our plans to address the treating requirements prior to the commissioning of the assets being constructed by NGTL.
          In July 2011, we entered into two additional drilling rig contracts, each with a term of one year and combined aggregate commitments of $13.0 million.
          At June 30, 2011, we had $38.9 million in surety bonds issued to fulfill contractual, legal or regulatory requirements and $80.8 million in letters of credit outstanding against the Senior Secured Credit Facility, including $33.8 million for the NGTL Project and $28.9 million issued to provide credit support for surety bonds.  Surety bonds and letters of credit generally have an annual renewal option.
Contingencies
          On March 10, 2011, the Court denied our motions for summary judgment on Eagle’s remaining tort claims.  In so doing, the Court indicated that we could move for reconsideration of those motions after the Court made a ruling as to the appropriate law to apply to those claims.  The Court made its choice of law ruling on May 24, 2011, and we moved for reconsideration of our summary judgment motions on Eagle’s tort claims on June 8, 2011.  The motion for reconsideration is now pending.
          On March 31, 2011, the Court denied Eagle’s motion for summary judgment on our contract claims.  On June 29, 2011, Eagle filed a motion for reconsideration of the Court’s order granting summary judgment in our favor on Eagle’s contract claims.  That motion is now pending.

          Note 14 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the six months ended June 30, 2011.
9.  QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
          We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share.  At June 30, 2011 and December 31, 2010, we had 171.3 million and 170.5 million shares of common stock outstanding, respectively.
          Note 16 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains additional information about our equity-based compensation plan.
Stock Options
          Options to purchase shares of common stock were granted in 2011 with an estimated fair value of $7.6 million.  The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the six months ended June 30, 2011:

2011
Wtd avg grant date fair value	$9.16
Wtd avg grant date	Jan 3, 2011
Wtd avg risk-free interest rate	2.38%
Expected life (in years)	6.0
Wtd avg volatility	66.8%
Expected dividends	-
          The following table summarizes our stock option activity for the six months ended June 30, 2011:

		Wtd Avg	Wtd Avg	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	3,348,642	$11.10
Granted	834,970	14.88
Exercised	(100,149)	6.21
Cancelled	(176,636)	13.71

Outstanding at June 30, 2011	3,906,827	$11.91	7.9	$17,079

Exercisable at June 30, 2011	1,949,505	$11.62	7.2	$11,450

          We estimate that a total of 3.8 million stock options will become vested including those options already exercisable.  Compensation expense related to stock options of $3.5 million was recognized for each of the six months ended June 30, 2011 and 2010.  Cash received from the exercise of stock options totaled $0.6 million for the six months ended June 30, 2011.  The total intrinsic value of those options exercised was $0.8 million.

Restricted Stock
          The following table summarizes our restricted stock and stock unit activity for the six months ended June 30, 2011:

	Payable in shares		Payable in cash
		Wtd Avg		Wtd Avg
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2011	2,329,089	$11.27	372,633	$10.31
Granted	1,144,724	14.85	214,515	14.88
Vested	(1,090,230)	12.07	(137,463)	9.50
Cancelled	(114,094)	11.98	(48,693)	13.25

Outstanding at June 30, 2011	2,269,489	$12.66	400,992	$13.11

          As of December 31, 2010, the unrecognized compensation cost related to outstanding unvested restricted stock was $13.9 million, which is expected to be recognized in expense through December 2013.  Grants of restricted stock and RSUs during the six months ended June 30, 2011 had an estimated grant date fair value of $17.0 million.  The fair value of RSUs settled in cash was $5.9 million at June 30, 2011.  For the six months ended June 30, 2011 and 2010, compensation expense of $6.8 million and $6.7 million, respectively, was recognized.  The total fair value of shares vested during the six months ended June 30, 2011 was $13.2 million.
10.  EARNINGS PER SHARE
          The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income attributable to Quicksilver	$108,587	$86,803	$37,829	$94,991

Basic income allocable to participating securities (1)	(1,331)	(1,179)	(454)	(1,264)

Basic net income attributable to Quicksilver	$107,256	$85,624	$37,375	$93,727
Impact of assumed conversions – interest on 1.875% convertible debentures, net of income taxes	1,880	1,787	-	3,552

Income available to stockholders assuming conversion of convertible debentures	$109,136	$87,411	$37,375	$97,279

Weighted average common shares – basic	168,984	167,976	168,928	167,915

Effect of dilutive securities (2):
Share-based compensation awards	868	766	858	814
Contingently convertible debentures	9,816	9,816	-	9,816

Weighted average common shares – diluted	179,668	178,558	169,786	178,545

Earnings per common share - basic	$0.63	$0.51	$0.22	$0.56

Earnings per common share - diluted	$0.61	$0.49	$0.22	$0.54
(1)	Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the six months ended June 30, 2011, the effects of 9.8 million shares associated with our contingently convertible debt were antidilutive, and excluded from the diluted share calculations. For the three and six months ended June, 2011, stock options and unvested restricted stock units representing 1.9 million shares were antidilutive and, therefore, excluded from the diluted share calculations. For the three and six months ended June 30, 2010, the effects of unvested restricted stock units representing 1.3 million shares were antidilutive and, therefore, excluded from the diluted share calculations.
11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION
          Note 18 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries.  After completing the Crestwood Transaction during the fourth quarter of 2010, we no longer have any unrestricted subsidiaries except for two newly created subsidiaries that held no material assets or liability as of June 30, 2011.
          The following tables present financial information about Quicksilver and our restricted subsidiaries for the three- and six-month periods covered by the consolidated financial statements.
Condensed Consolidating Balance Sheets

	June 30, 2011
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$226,504	$87,167	$45,540	$(193,635)	$165,576
Property and equipment	2,597,280	67,637	627,036	-	3,291,953
Assets of midstream operations	-	27,526	-	-	27,526
Investment in subsidiaries (equity method)	276,769	-	-	(264,149)	12,620
Other assets	328,042	-	7,086	(243,620)	91,508

Total assets	$3,428,595	$182,330	$679,662	$(701,404)	$3,589,183

LIABILITIES AND EQUITY
Current liabilities	$469,626	$107,061	$28,034	$(193,635)	$411,086
Long-term liabilities	1,878,823	20,373	440,910	(243,620)	2,096,486
Liabilities of midstream operations	-	1,465	-	-	1,465
Stockholders’ equity	1,080,146	53,431	210,718	(264,149)	1,080,146

Total liabilities and equity	$3,428,595	$182,330	$679,662	$(701,404)	$3,589,183

	December 31, 2010
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$295,697	$86,582	$49,424	$(193,531)	$238,172
Property and equipment	2,417,680	68,390	581,775	-	3,067,845
Assets of midstream operations	-	27,178	-	-	27,178
Investment in subsidiaries (equity method)	367,845	-	-	(284,504)	83,341
Other assets	339,227	-	191	(243,620)	95,798

Total assets	$3,420,449	$182,150	$631,390	$(721,655)	$3,512,334

LIABILITIES AND EQUITY
Current liabilities	$496,631	$106,627	$53,373	$(193,531)	$463,100
Long-term liabilities	1,864,410	20,346	347,259	(243,620)	1,988,395
Liabilities of midstream operations	-	1,431	-	-	1,431
Stockholders’ equity	1,059,408	53,746	230,758	(284,504)	1,059,408

Total liabilities and equity	$3,420,449	$182,150	$631,390	$(721,655)	$3,512,334

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2011
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$202,788	$1,222	$45,383	$(947)	$248,446
Operating expenses	142,389	782	27,546	(947)	169,770
Equity in net earnings of subsidiaries	11,855	-	-	(11,855)	-

Operating income	72,254	440	17,837	(11,855)	78,676
Loss from earnings of BBEP	(26,207)	-	-	-	(26,207)
Interest expense and other	77,085	-	(1,459)	-	75,626
Income tax expense	(14,545)	(154)	(4,809)	-	(19,508)

Net income	$108,587	$286	$11,569	$(11,855)	$108,587

	For the Three Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$195,394	$1,566	$28,700	$(629)	$225,031	$27,194	$(23,655)	$228,570
Operating expenses	103,657	2,470	23,797	(629)	129,295	14,063	(23,655)	119,703
Equity in net earnings of subsidiaries	5,544	6,172	-	(5,544)	6,172	-	(6,172)	-

Operating income	97,281	5,268	4,903	(5,544)	101,908	13,131	(6,172)	108,867
Income from earnings of BBEP	23,168	-	-	-	23,168	-	-	23,168
Interest expense and other	11,658	-	(1,785)	-	9,873	(2,945)	-	6,928
Income tax expense	(45,304)	(1,843)	(999)	-	(48,146)	(73)	-	(48,219)

Net income	$86,803	$3,425	$2,119	$(5,544)	$86,803	$10,113	$(6,172)	$90,744
Net income attributable to noncontrolling interests	-	-	-	-	-	(3,941)	-	(3,941)

Net income attributable to Quicksilver	$86,803	$3,425	$2,119	$(5,544)	$86,803	$6,172	$(6,172)	$86,803

	For the Six Months Ended June 30, 2011
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$382,359	$2,489	$77,724	$(1,939)	$460,633
Operating expenses	279,559	2,804	102,326	(1,939)	382,750
Equity in net earnings of subsidiaries	(21,954)	-	-	21,954	-

Operating income (loss)	80,847	(315)	(24,602)	21,954	77,883
Loss from earnings of BBEP	(47,091)	-	-	-	(47,091)
Interest expense and other	33,815	-	(3,246)	-	30,569
Income tax (expense) benefit	(29,741)	109	6,100	-	(23,532)

Net income (loss)	$37,829	$(206)	$(21,748)	$21,954	$37,829

	For the Six Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$377,894	$3,211	$64,549	$(1,325)	$444,329	$51,933	$(45,534)	$450,728
Operating expenses	231,498	4,353	47,142	(1,325)	281,668	29,882	(45,534)	266,016
Equity in net earnings of subsidiaries	16,146	9,949	-	(16,146)	9,949	-	(9,949)	-

Operating income	162,542	8,807	17,407	(16,146)	172,610	22,051	(9,949)	184,712
Income from earnings of BBEP	7,179	-	-	-	7,179	-	-	7,179
Interest expense and other	(28,401)	-	(3,222)	-	(31,623)	(5,623)	-	(37,246)
Income tax expense benefit	(46,329)	(3,082)	(3,764)	-	(53,175)	(126)	-	(53,301)

Net income	$94,991	$5,725	$10,421	$(16,146)	$94,991	$16,302	$(9,949)	$101,344
Net income attributable to noncontrolling interests	-	-	-	-	-	(6,353)	-	(6,353)

Net income attributable to Quicksilver	$94,991	$5,725	$10,421	$(16,146)	$94,991	$9,949	$(9,949)	$94,991

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2011
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operations	$96,029	$1,137	$26,186	$-	$123,352
Capital expenditures	(275,753)	(1,137)	(119,266)	-	(396,156)
Proceeds from sale of BBEP units	134,423	-	-	-	134,423
Proceeds from sale of properties and equipment	1,925	-	1,198	-	3,123

Net cash flow used by investing activities	(139,405)	(1,137)	(118,068)	-	(258,610)
Issuance of debt	153,500	-	102,945	-	256,445
Repayments of debt	(160,880)	-	(9,292)	-	(170,172)
Proceeds from exercise of stock options	622	-	-	-	622
Purchase of treasury stock	(4,801)	-	-	-	(4,801)

Net cash flow provided (used) by financing activities	(11,559)	-	93,653	-	82,094
Effect of exchange rates on cash	-	-	(1,771)	-	(1,771)

Net decrease in cash and equivalents	(54,935)	-	-	-	(54,935)
Cash and equivalents at beginning of period	54,937	-	-	-	54,937

Cash and equivalents at end of period	$2	$-	$-	$-	$2

	For the Six Months Ended June 30, 2010
		Restricted	Restricted	Restricted	Quicksilver	Unrestricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Subsidiary	and Restricted	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operating activities	$187,555	$100	$43,850	$-	$231,505	$26,749	$(11,747)	$246,507
Capital expenditures	(271,897)	(100)	(46,987)	-	(318,984)	(34,845)	(2,573)	(356,402)
Distribution to parent	80,276	-	-	-	80,276	(80,276)	-	-
Proceeds from sale of properties and equipment	864	-	-	-	864	-	-	864

Net cash flow used by investing activities	(190,757)	(100)	(46,987)	-	(237,844)	(115,121)	(2,573)	(355,538)
Issuance of debt	376,000	-	39,532	-	415,532	124,500	-	540,032
Repayments of debt	(352,500)	-	(34,013)	-	(386,513)	(23,100)	-	(409,613)
Debt issuance costs	(109)	-	-	-	(109)	-	-	(109)
Gas Purchase Commitment - net	(16,592)	-	-	-	(16,592)	-	-	(16,592)
Issuance of KGS common units	-	-	-	-	-	11,054	-	11,054
Distributions to parent	-	-		-	-	(14,320)	14,320	-
Distributions to noncontrolling interests	-	-	-	-	-	(8,808)	-	(8,808)
Proceeds from exercise of stock options	1,209	-	-	-	1,209	-	-	1,209
Treasury transactions - equity	(4,804)	-	-	-	(4,804)	(1,144)	-	(5,948)

Net cash flow provided by financing activities	3,204	-	5,519	-	8,723	88,182	14,320	111,225
Effect of exchange rates on cash	-	-	(671)	-	(671)	-	-	(671)

Net increase (decrease) in cash and equivalents	2	-	1,711		1,713	(190)	-	1,523
Cash and equivalents at beginning of period	5	-	1,034	-	1,039	746	-	1,785

Cash and equivalents at end of period	$7	$-	$2,745		$2,752	$556	$-	$3,308

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

	Exploration & Production		Gathering &			Quicksilver
	U.S.	Canada	Processing	Corporate	Elimination	Consolidated
	(In thousands)
For the Three Months Ended June 30:
2011
Revenue	$202,788	$45,383	$1,222	$-	$(947)	248,446
DD&A	41,580	12,087	466	571	-	54,704
Operating income (loss)	75,615	18,962	440	(16,341)	-	78,676
Property and equipment costs incurred	136,454	23,640	1,339	-	-	161,433

2010
Revenue	$195,395	$28,701	$28,181	$-	$(23,707)	$228,570
DD&A	31,708	11,152	7,356	453	-	50,669
Operating income (loss)	106,642	5,834	14,061	(17,670)	-	108,867
Property and equipment costs incurred	246,917	4,550	9,317	1,347	-	262,131

For the Six Months Ended June 30:
2011
Revenue	$382,359	$77,724	$2,489	$-	$(1,939)	$460,633
DD&A	80,335	23,511	2,179	1,150	-	107,175
Impairment expense	-	49,063	-	-	-	49,063
Operating income (loss)	135,862	(22,352)	(316)	(35,311)	-	77,883
Property and equipment costs incurred	259,146	98,868	1,730	506	-	360,250

2010
Revenue	$377,894	$64,549	$53,985	$-	$(45,700)	$450,728
DD&A	59,656	22,437	14,413	920	-	97,426
Operating income (loss)	178,921	19,267	25,183	(38,659)	-	184,712
Property and equipment costs incurred	324,284	35,134	36,951	1,967	-	398,336

Property, plant and equipment - net
June 30, 2011	$2,582,715	$627,036	$67,637	$14,565	$-	$3,291,953
December 31, 2010	2,403,039	581,775	68,389	14,642	-	3,067,845

Investment in equity affiliates
June 30, 2011	$12,620	$-	$-	$-	$-	$12,620
December 31, 2010	83,341	-	-	-	-	83,341
13.  SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid (received) for interest and income taxes was as follows:

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Interest, net of capitalized interest	$86,198	$55,713
Income taxes	5,904	(6,917)
          Other significant non-cash transactions were as follows:

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Working capital related to capital expenditures	$64,285	$102,878
Conveyance of 3,619,901 BBEP common units for producing properties	-	54,407

14.  TRANSACTIONS WITH RELATED PARTIES
          As of June 30, 2011, members of the Darden family and entities controlled by them beneficially own approximately 32% of our outstanding common stock.  Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
          We paid $0.1 million and $0.5 million in the first six months of 2011 and 2010, respectively for rent on buildings owned by entities controlled by members of the Darden family.  Rental rates were determined based on comparable rates charged by third parties.
          During the first six months of 2011 and 2010, we paid $0.3 million and $0.2 million, respectively, for use of an airplane owned by an entity controlled by members of the Darden family.  Usage rates were determined based upon comparable rates charged by third parties.
          Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services were $0.2 million for the first six months of 2010.  In late 2010, Mercury changed carriers for its employees’ health insurance plan, thereby reducing our charges to, and payments from, Mercury.  Those 2011 payments received from Mercury were negligible.

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
          Our MD&A includes the following sections:
•	2011 Highlights – a summary of significant activities and events affecting Quicksilver

•	2011 Capital Program – a summary of our planned capital expenditures during 2011

•	Results of Operations – an analysis of our consolidated results of operations for the three- and six-month periods presented in our financial statements

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments
2011 HIGHLIGHTS
Strategic Alternatives for Quicksilver
          On March 24, 2011, an investor group, consisting of members of the Darden family and an entity controlled by them, announced its decision not to pursue a previously announced plan to take the Company private.  As a result, our Board of Directors disbanded its transaction committee and the Board of Directors as a whole are working together to evaluate and pursue strategic and growth opportunities for Quicksilver.
Horn River Basin Update
          We had four wells tied into sales lines and producing as of December 31, 2010.  Through June 2011, we have spent $48.8 million for construction of infrastructure to gather, compress and deliver gas to third-party processing facilities, completion activities for a fifth well, and drilling activities on three other wells, bringing our total count of wells drilled to eight.  We have also entered into a series of contracts with NGTL for the extension of their mainline pipeline that will connect to midstream facilities we have committed to construct, which we believe will enhance our take away capacity from Horn River.
Sale of BBEP Units
          During the six months ended June 30, 2011, we sold approximately 7.1 million BBEP Units.  We received $134.4 million for those units and recognized total gains of $123.8 million in our income statement as other income.  Note 4 to the condensed consolidated financials contains additional information about BBEP Units sold subsequent to June 30, 2011.
Increase in Production
          Daily production increased 19% during the second quarter of 2011 from the 2010 second quarter.  The production increase is discussed further in “Results of Operations” below.

2011 CAPITAL PROGRAM
          We incurred capital costs of $360.3 million for the first six months of 2011 and we expect our 2011 capital program of approximately $696 million to be allocated as follows:

		Greater
		Green		Southern
	Barnett	River	West	Alberta		Total	Horn	Horseshoe		Total	Total
	Shale	Basin	Texas	Basin	Other	U.S.	River	Canyon	Other	Canada	Company
	(In millions, except wells)
Drilling and completion	$240.0	$53.5	$3.0	$0.4	$-	$296.9	$90.2	$3.0	$-	$93.2	$390.1
Leasehold acquisition	23.0	92.4	29.0	0.1	-	144.5	1.0	3.0	-	4.0	148.5
Midstream infrastructure	29.4	5.0	-	-	-	34.4	63.1	-	-	63.1	97.5
Corporate and other assets	-	-	-	-	41.7	41.7	1.1	0.1	17.5	18.7	60.4

Total forecasted capital	$292.4	$150.9	$32.0	$0.5	$41.7	$517.5	$155.4	$6.1	$17.5	$179.0	$696.5

          For all of 2011, we continue to expect our average production to be greater than our reported six-month 2011 production rate as we continue to develop our acreage in the Barnett Shale and conduct further exploration on our Horn River Asset, the Greater Green River Basin Asset and the Southern Alberta Asset.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010
          The following discussion compares the results of operations for the three months ended June 30, 2011 and 2010, or the 2011 quarter and 2010 quarter, respectively.  “Other U.S.” refers to the combined amounts for our Greater Green River Asset and Southern Alberta Basin Asset.
Revenue
Production Revenue:

	Natural Gas		NGL		Oil		Total
	2011	2010	2011	2010	2011	2010	2011	2010
				(In millions)
Barnett Shale	$98.7	$74.5	$59.6	$37.3	$4.1	$3.1	$162.4	$114.9
Other U.S.	0.2	0.5	0.3	0.3	3.1	2.4	3.6	3.2
Hedging	21.5	67.9	(12.6)	(4.0)	-	-	8.9	63.9

U.S.	120.4	142.9	47.3	33.6	7.2	5.5	174.9	182.0
Horseshoe Canyon	20.2	21.2	-	-	-	-	20.2	21.2
Horn River	5.8	1.9	-	-	-	-	5.8	1.9
Hedging	6.8	6.5	-	-	-	-	6.8	6.5

Canada	32.8	29.6	-	-	-	-	32.8	29.6

Consolidated	$153.2	$172.5	$47.3	$33.6	$7.2	$5.5	$207.7	$211.6

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	256.9	205.5	13,165	11,762	448	461	338.6	278.8
Other U.S.	0.7	1.4	22	52	375	403	3.1	4.2

U.S.	257.6	206.9	13,187	11,814	823	864	341.7	283.0
Horseshoe Canyon	58.2	60.8	4	5	-	-	58.3	60.8
Horn River	17.3	6.1	-	-	-	-	17.2	6.1

Canada	75.5	66.9	4	5	-	-	75.5	66.9

Consolidated	333.1	273.8	13,191	11,819	823	864	417.2	349.9

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.22	$3.99	$49.79	$34.90	$99.76	$72.96	$5.27	$4.53
Other U.S.	3.99	3.73	78.25	60.09	92.12	67.11	12.54	8.55
Hedging	0.92	3.61	(10.47)	(3.76)	-	-	0.29	2.48
U.S.	5.14	7.59	39.36	31.25	96.28	70.24	5.62	7.07
Horseshoe Canyon	$3.82	$3.84	$77.84	$62.58	$-	$-	$3.82	$3.84
Horn River	3.65	3.49	-	-	-	-	3.65	3.49
Hedging	0.99	1.06	-	-	-	-	0.99	1.06
Canada	$4.78	$4.87	$77.84	$62.58	$-	$-	$4.78	$4.87
Consolidated	$5.06	$6.93	$39.38	$31.27	$96.28	$70.24	$5.47	$6.65
          The following table summarizes the changes in our production revenue:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the 2010 quarter	$172,535	$33,627	$5,525	$211,687
Volume variances	21,269	4,375	(262)	25,382
Hedge revenue variances	(46,059)	(8,529)	-	(54,588)
Price variances	5,478	17,796	1,951	25,225

Revenue for the 2011 quarter	$153,223	$47,269	$7,214	$207,706

          Natural gas revenue for the 2011 quarter decreased from the 2010 quarter despite a 19% increase in production.  Realized natural gas prices, before hedge settlements, were higher in the U.S. for the 2011 quarter as compared to the 2010 quarter.  A 25% increase in natural gas volume from our Barnett Shale Asset was primarily the result of wells tied into sales lines since the 2010 quarter.  Canadian natural gas production increased because of a 184% production increase from our Horn River Asset offset by a 4% decrease in production from our Horseshoe Canyon Asset due to decreased capital spending.
          The increase in NGL revenue for the 2011 quarter resulted from a 43% increase in realized prices, before hedge losses, received for our Barnett Shale production, which increased 12% compared to the 2010 quarter.
          Utilization of derivatives to hedge our sales of natural gas and NGL may result in realized prices varying from market prices that we receive from the sale of our production.  Our revenue from natural gas and NGL production for the 2011 quarter and 2010 quarter were higher by $15.7 million and $70.4 million, respectively, because of our hedging activities.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$15,482	$13,946
Purchases from others	4,078	2,875

Total	19,560	16,821
Costs of purchased natural gas sold
Purchases from Eni	15,493	17,883
Purchases from others	4,064	2,975
Unrealized valuation gain on Gas Purchase Commitment	-	(17,102)

Total	19,557	3,756

Net sales and purchases of natural gas	$3	$13,065

          As the Gas Purchase Commitment with Eni expired on December 31, 2010, no unrealized valuation gain or loss was recognized for the 2011 quarter.
Other Revenue

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Midstream revenue from third parties
KGS	$-	$2,117
Canada	786	567
Other Texas	275	361

Total midstream revenue	1,061	3,045
Unrealized gains on commodity derivatives	19,115	-
Gains (losses) from hedge ineffectiveness	872	(2,983)
Other	132	-

Total	$21,180	$62

          In the 2011 quarter, we recognized $19.1 million of unrealized gains on commodity derivatives that we entered into during 2011 that have not been designated as hedges for accounting purposes.  Midstream revenue was lower from the 2010 quarter primarily as a result of the sale of our interests in KGS in October 2010.

Operating Expense
Lease Operating

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Barnett Shale
Cash expense	$14,003	$0.45	$11,982	$0.47
Equity compensation	211	0.01	218	0.01

	$14,214	$0.46	$12,200	$0.48

Other U.S.
Cash expense	$1,370	$4.81	$1,239	$3.29
Equity compensation	44	0.16	44	0.11

	$1,414	$4.97	$1,283	$3.40

Total U.S.
Cash expense	$15,373	$0.49	$13,221	$0.51
Equity compensation	255	0.01	262	0.01

	$15,628	$0.50	$13,483	$0.52

Horseshoe Canyon
Cash expense	$8,246	$1.56	$7,375	$1.33
Equity compensation	105	0.02	274	0.05

	$8,351	$1.58	$7,649	$1.38

Horn River
Cash expense	$505	$0.32	$391	$0.70
Equity compensation	-	-	-	-

	$505	$0.32	$391	$0.70

Total Canada
Cash expense	$8,751	$1.27	$7,766	$1.28
Equity compensation	105	0.02	274	0.04

	$8,856	$1.29	$8,040	$1.32

Total Company
Cash expense	$24,124	$0.63	$20,987	$0.66
Equity compensation	360	0.01	536	0.02

	$24,484	$0.64	$21,523	$0.68

          Lease operating expense for the 2011 quarter in the U.S. increased 16% when compared to the 2010 quarter.  This increase was primarily associated with the increase in production from new wells.  A 21% increase in production volume in our Barnett Shale Asset for the 2011 quarter as compared to 2010 quarter increased lease operating expense slightly, but also contributed to the decrease in per Mcfe expense as our fixed costs have been spread across higher production for the 2011 quarter as compared to the 2010 quarter.
          Lease operating expense for the 2011 quarter in Canada increased 10% when compared to the 2010 quarter.  The increase in Horseshoe Canyon lease operating expense was due to higher additional well repair and maintenance costs for the 2011 quarter and changes in the Canadian dollar relative to the U.S. dollar.

Gathering, Processing and Transportation

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Barnett Shale	$42,004	$1.35	$14,221	$0.56
Other U.S.	-	-	6	0.01

Total U.S.	42,004	1.35	14,227	0.55
Horseshoe Canyon	1,215	0.23	1,034	0.19
Horn River	3,507	2.24	1,397	2.50

Total Canada	4,722	0.69	2,431	0.40

Total	$46,726	$1.23	$16,658	$0.52

          GPT expense increased for the 2011 quarter compared to the 2010 quarter primarily due to the loss of fees earned by KGS for gathering and processing production from our Barnett Shale Asset following the closing of the Crestwood Transaction and the increase in Barnett Shale production.  KGS’ revenue earned from gathering and processing production from our Barnett Shale Asset was $18.3 million, or $0.71 per Mcfe, for the 2010 quarter.  Canadian GPT expense increased for the 2011 quarter as compared to the 2010 quarter both in total dollars and on a per Mcfe basis primarily as a result of higher gathering fees in addition to increased production from our Horn River Asset for the 2011 quarter.
Production and Ad Valorem Taxes

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Production taxes
U.S.	$2,891	$0.09	$2,696	$0.10
Canada	61	0.01	209	0.03

Total production taxes	2,952	0.07	2,905	0.09
Ad valorem taxes
U.S.	$4,859	0.16	$4,969	0.19
Canada	695	0.10	1,036	0.17

Total ad valorem taxes	5,554	0.15	6,005	0.19

Total	$8,506	$0.22	$8,910	$0.28

Depletion, Depreciation and Accretion

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Depletion
U.S.	$39,879	$1.28	$30,233	$1.17
Canada	9,901	1.44	9,542	1.57

Total depletion	49,780	1.31	39,775	1.25
Depreciation of other fixed assets
U.S.	$2,434	$0.08	$8,959	$0.35
Canada	1,810	0.26	1,160	0.19

Total depreciation	4,244	0.11	10,119	0.32
Accretion	680	0.02	775	0.02

Total	$54,704	$1.44	$50,669	$1.59

          U.S. depletion for the 2011 quarter reflected a 9% increase in the U.S. depletion rate and a 21% increase in U.S. production when compared to the 2010 quarter.  Canadian depletion increased $0.4 million as a result of a13% increase in Canadian production volumes partially offset by an 8% decrease in the Canadian depletion rate when compared to the 2010 quarter.
          U.S. depreciation for the 2010 quarter included KGS’ depreciation of $5.6 million.
General and Administrative

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Cash expense	$11,222	$0.30	$12,143	$0.38
Equity compensation	4,548	0.12	5,074	0.16

Total	$15,770	$0.42	$17,217	$0.54

          General and administrative expense for the 2011 quarter was lower than the 2010 quarter because the 2010 quarter included $0.6 million of KGS general and administrative expense recognized in the 2010 quarter, prior to the Crestwood Transaction.
Loss from Earnings of BBEP
          We record our portion of BBEP’s earnings during the quarter in which its financial statements become publicly available.  As a result, our 2011 quarter and 2010 quarter results of operations include BBEP’s earnings for the three months ended March 31, 2011 and 2010, respectively.
          We recognized a loss of $26.2 million and income of $23.2 million for equity earnings from our investment in BBEP for the 2011 quarter and 2010 quarter, respectively.  BBEP continues to experience significant volatility in its net earnings primarily due to changes in the unrealized value of its derivative instruments for which it does not employ hedge accounting.
Other Income
          We recognized a gain of $122.5 million in the 2011 quarter from the sale of 7.0 million BBEP Units in June 2011.  In the 2010 quarter we conveyed BBEP Units as consideration in the acquisition of additional working interests in the Lake Arlington properties and settled our litigation with BBEP and another third party for which we recognized $35.4 million and $18.0 million, respectively.

Interest Expense

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Interest costs on debt outstanding	$43,917	$42,390
Add:
Fees paid on letters of credit outstanding	1,010	2
Premium paid - senior notes repurchased	571	-
Non-cash interest (1)	3,992	5,103
Interest capitalized	(1,938)	(1,373)

Interest expense	$47,552	$46,122

        (1)   Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization.
          Interest costs on debt outstanding for the 2011 quarter were higher when compared to the 2010 quarter primarily because the 2010 quarter included $3.0 million received from interest rate swaps, which was offset by $2.3 million attributable to KGS.  The 2011 quarter increase was impacted by fees for issuance of letters of credit.
          Also included in interest expense for the 2011 quarter were losses recognized from the premium paid for repurchase of our 2015 and 2016 senior notes described below:

	Repurchase	Face	Loss on
Instrument	Price	Value	Repurchase
	(In thousands)
Senior notes due 2015	$5,250	$5,000	$250
Senior notes due 2016	2,701	2,380	321

	$7,951	$7,380	$571

          In July 2011, we repurchased 2015 and 2019 senior notes with a face value of $16 million and $2 million, respectively, for $19.0 million.
Income Taxes

	Three Months Ended
	June 30,
	2011	2010
Income tax expense (in thousands)	$19,508	$48,219
Effective tax rate	15.2%	34.7%
          Our income tax provision for the 2011 quarter reflects changes in the projected effective tax rate for 2011 from -6.0% to 38.4% including the effects of our recognition of an assessment of $0.6 million in Canada related to a predecessor’s activities in 1997 .  The effective tax rate for the 2011 quarter reflects a projection of a full year of Canadian taxable loss taxed at a projected effective rate of 20.5% partially offset by projection of a full year of U.S. taxable income taxed at a projected effective rate of 37.1%.  U.S. and consolidated earnings relate to gains associated with our sales of BBEP units and the unrealized derivative gains included in other revenue.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2011 and 2010
          The following discussion compares the results of operations for the six months ended June 30, 2011 and 2010, or the 2011 period and 2010 period, respectively.  “Other U.S.” refers to the combined amounts for our Greater Green River Asset and Southern Alberta Basin Asset.
Revenue
Production Revenue:

	Natural Gas		NGL		Oil		Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Barnett Shale	$188.1	$156.1	$106.0	$78.4	$6.8	$6.2	$300.9	$240.7
Other U.S.	0.7	1.5	0.3	0.4	6.0	4.8	7.0	6.7
Hedging	45.4	116.2	(19.8)	(13.6)	-	-	25.6	102.6

U.S.	234.2	273.8	86.5	65.2	12.8	11.0	333.5	350.0
Horseshoe Canyon	41.1	50.1	0.1	0.1	-	-	41.2	50.2
Horn River	9.2	5.0	-	-	-	-	9.2	5.0
Hedging	14.1	8.0	-	-	-	-	14.1	8.0

Canada	64.4	63.1	0.1	0.1	-	-	64.5	63.2

Consolidated	$298.6	$336.9	$86.6	$65.3	$12.8	$11.0	$398.0	$413.2

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	252.2	189.5	12,352	11,514	392	467	328.6	261.4
Other U.S.	0.7	1.8	24	35	378	393	3.2	4.4

U.S.	252.9	191.3	12,376	11,549	770	860	331.8	265.8
Horseshoe Canyon	58.8	61.6	5	8	-	-	58.8	61.6
Horn River	14.2	6.8	-	-	-	-	14.2	6.8

Canada	73.0	68.4	5	8	-	-	73.0	68.4

Consolidated	325.9	259.7	12,381	11,557	770	860	404.8	334.2

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.12	$4.55	$47.42	$37.63	$95.92	$73.30	$5.06	$5.09
Other U.S.	4.22	4.52	77.89	66.51	87.95	67.78	12.02	8.41
Hedging	0.99	3.36	(8.83)	(6.51)	-	-	0.43	2.13
U.S.	$5.11	$7.91	$38.65	$31.20	$92.02	$70.79	$5.55	$7.28
Horseshoe Canyon	$3.86	$4.49	$75.33	$68.69	$-	$-	$3.87	$4.50
Horn River	3.60	4.09	-	-	-	-	3.60	4.09
Hedging	1.07	0.64	-	-	-	-	1.07	0.64
Canada	$4.88	$5.10	$75.33	$68.69	$-	$-	$4.88	$5.10
Consolidated	$5.06	$7.17	$38.66	$31.23	$92.02	$70.79	$5.43	$6.83

          The following table summarizes the changes in our production revenue:

	Natural
	Gas	NGL	Oil	Total
	(In thousands)
Revenue for the 2010 period	$336,915	$65,318	$11,017	$413,250
Volume variances	54,204	5,629	(1,157)	58,676
Hedge revenue variances	(64,705)	(6,158)	-	(70,863)
Price variances	(27,865)	21,851	2,957	(3,057)

Revenue for the 2011 period	$298,549	$86,640	$12,817	$398,006

          Natural gas revenue for the 2011 period decreased from the 2010 period despite a 25% increase in production.  Realized prices, including hedge settlements, were lower for the 2011 period as compared to the 2010 period, which more than offset production increases.  The 33% increase in natural gas volume from our Barnett Shale Asset was primarily the result of wells tied into sales lines since the 2010 period.  The Canadian natural gas production increase was the result of a 109% production increase from additional producing wells in our Horn River Asset offset by a 5% decrease in production from our Horseshoe Canyon Asset due to decreased capital spending.
          The increase in NGL revenue for the 2011 period resulted from a 26% increase in realized prices, before hedge losses, and an increase in production from our Barnett Shale Asset compared to the 2010 period.
          Utilization of derivatives to hedge our sales of natural gas and NGL may result in realized prices varying from market prices that we receive from the sale of our production.  Our production revenue for the 2011 period and 2010 period was higher by $39.7 million and $110.6 million, respectively, because of our hedging activities.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$29,399	$26,565
Purchases from others	10,587	6,480

Total	39,986	33,045
Costs of purchased natural gas sold
Purchases from Eni	29,287	30,401
Purchases from others	10,013	7,126
Unrealized valuation gain on Gas Purchase Commitment	-	(464)

Total	39,300	37,063

Net sales and purchases of natural gas	$686	$(4,018)

          As the Gas Purchase Commitment with Eni expired on December 31, 2010, no unrealized valuation gain or loss was recognized for the 2011 period.

Other Revenue

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Midstream revenue from third parties
KGS	$-	$4,100
Canada	1,630	1,208
Other Texas	550	713

Total midstream revenue	2,180	6,021
Unrealized gains on commodity derivatives	19,115	-
Gains (losses) from hedge ineffectiveness	818	(1,588)
Other	528	-

Total	$22,641	$4,433

          We recognized $19.1 million in the 2011 period for unrealized gains on commodity derivatives that have not been designated as hedges for accounting purposes.  Midstream revenue for the 2011 period was lower primarily as a result of the sale of our interests in KGS in October 2010.

Operating Expense
Lease Operating

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Barnett Shale
Cash expense	$25,109	$0.42	$22,091	$0.47
Equity compensation	480	0.01	429	0.01

	$25,589	$0.43	$22,520	$0.48
Other U.S.
Cash expense	$2,617	$4.54	$3,196	$3.97
Equity compensation	99	0.17	86	0.11

	$2,716	$4.71	$3,282	$4.08
Total U.S.
Cash expense	$27,726	$0.46	$25,287	$0.53
Equity compensation	579	0.01	515	0.01

	$28,305	$0.47	$25,802	$0.54
Horseshoe Canyon
Cash expense	$15,985	$1.50	$14,265	$1.28
Equity compensation	269	0.03	601	0.05

	$16,254	$1.53	$14,866	$1.33
Horn River
Cash expense	$1,134	$0.44	$820	$0.67
Equity compensation	-	-	-	-

	$1,134	$0.44	$820	$0.67
Total Canada
Cash expense	$17,119	$1.30	$15,085	$1.22
Equity compensation	269	0.02	601	0.05

	$17,388	$1.32	$15,686	$1.27
Total Company
Cash expense	$44,845	$0.61	$40,372	$0.67
Equity compensation	848	0.01	1,116	0.02

	$45,693	$0.62	$41,488	$0.69

          Lease operating expense for the 2011 period in the U.S. increased 10% when compared to the 2010 period.  This increase was primarily associated with the increase in production from new wells.  An increase in production volume from our Barnett Shale Asset for the 2011 period as compared to 2010 period increased lease operating expense slightly, but also contributed to the 10% decrease in per Mcfe expense as our fixed costs have been spread across higher production for the 2011 period compared to the 2010 period.
          Lease operating expense for the 2011 period in Canada increased 11% when compared to the 2010 period.  The $1.4 million increase in Horseshoe Canyon lease operating expense was due to additional well repair and maintenance during the 2011 period.  The increase in Horn River lease operating expense of $0.3 million for the 2011 period was primarily the result of higher road repair and maintenance costs in the 2011 period and increased production from the 2010 period.

Gathering, Processing and Transportation

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Barnett Shale	$82,389	$1.39	$27,479	$0.58

Other U.S.	7	0.01	12	0.01

Total U.S.	82,396	1.37	27,491	0.57

Horseshoe Canyon	2,235	0.21	2,419	0.22

Horn River	6,457	2.52	2,749	2.25

Total Canada	8,692	0.66	5,168	0.42

Total	$91,088	$1.24	$32,659	$0.54

          GPT expense increased for the 2011 period compared to the 2010 period primarily due to the loss of fees earned by KGS for gathering and processing production from our Barnett Shale Asset following the closing of the Crestwood Transaction and the increase in Barnett Shale production.  KGS’ revenue earned from gathering and processing production from our Barnett Shale Asset was $34.3 million, or $0.71 per Mcfe, for the 2010 period.  Canadian GPT expense increased for the 2011 period as compared to the 2010 period both in total dollars and on a per Mcfe basis primarily as a result of higher gathering fees and increased production from our Horn River Asset for the 2011 period.
Production and Ad Valorem Taxes

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
Production taxes		Mcfe		Mcfe
U.S.	$4,575	$0.08	$4,918	$0.10
Canada	75	0.01	348	0.03

Total production taxes	4,650	0.06	5,266	0.09

Ad valorem taxes
U.S.	10,090	0.17	10,507	0.22
Canada	1,347	0.10	1,643	0.13

Total ad valorem taxes	11,437	0.16	12,150	0.20

Total	$16,087	$0.22	$17,416	$0.29

          Production taxes for the 2011 period reflect the refund of 2008 severance taxes for our Alliance Leasehold in the amount of $0.8 million, which was recorded as a reduction to U.S. production taxes.  This decrease was partially offset by an increase in production volume from our Barnett Shale Asset when compared to the 2010 period.  The 2011 period includes increased U.S. ad valorem taxes on producing wells added during 2010, particularly in areas with higher ad valorem tax rates, and increases to ad valorem tax rates assessed by taxing entities in Texas.  The 2010 period included $2.6 million of ad valorem taxes attributable to KGS.

Depletion, Depreciation and Accretion

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
Depletion		Mcfe		Mcfe
U.S.	$77,024	$1.28	$56,490	$1.17
Canada	19,756	1.49	19,316	1.56

Total depletion	96,780	1.32	75,806	1.25
Depreciation of other fixed assets
U.S.	$6,057	0.10	$17,864	0.37
Canada	3,029	0.23	2,243	0.18

Total depreciation	9,086	0.12	20,107	0.33

Accretion	1,309	0.02	1,513	0.03

Total	$107,175	$1.46	$97,426	$1.61

          U.S. depletion for the 2011 period reflected an increase in the U.S. depletion rate and an increase in U.S. production when compared to the 2010 period.  Canadian depletion increased slightly for the 2011 period when compared to the 2010 period as a result of an increase in production volumes partially offset by a decrease of 4% in the Canadian depletion rate.
          U.S. depreciation for the 2010 period included KGS’ $11.0 million in depreciation.
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
          In the first quarter of 2011, we recognized a $49.1 million non-cash charge for impairment of our Canadian oil and gas properties.  The AECO natural gas price used to prepare the March 31, 2011 estimate of the ceiling limit for our Canadian full-cost pool decreased approximately 12% from the AECO price used at December 31, 2010 when we also recognized an impairment charge for our Canadian oil and gas properties.  Our Canadian ceiling test prepared at June 30, 2011 resulted in no additional impairment of our Canadian oil and gas properties.  Our U.S. ceiling tests prepared at March 31, 2011 and June 30, 2011 resulted in no impairment of our U.S. oil and gas properties.
General and Administrative

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Cash expense	$24,624	$0.34	$27,802	$0.46
Equity compensation	9,537	0.13	9,938	0.16

Total	$34,161	$0.47	$37,740	$0.62

          General and administrative costs for the 2011 period are lower than the 2010 period primarily because the 2010 period included KGS general and administrative expense of $1.7 million.

Loss from Earnings of BBEP
          We record our portion of BBEP’s earnings during the quarter in which its financial statements become publicly available.  As a result, our 2011 period and 2010 period results of operations include BBEP’s earnings for the six months ended March 31, 2011 and 2010, respectively.
          We recognized losses of $47.1 million and income of $7.2 million for equity earnings from our investment in BBEP for the 2011 period and 2010 period, respectively.  BBEP continues to experience significant volatility in its net earnings primarily due to changes in the value of its derivative instruments for which it does not employ hedge accounting.
Other Income
          Gains of $123.8 million were recognized in the 2011 period from the sale of 7.1 million BBEP Units.  In the 2010 period, we conveyed BBEP Units as consideration in the acquisition of additional working interests in the Lake Arlington properties and settled our litigation with BBEP and another third party for which we recognized $35.4 million and $18.0 million, respectively.
Interest Expense

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Interest costs on debt outstanding	$87,114	$83,159
Add:
Fees paid on letters of credit outstanding	1,259	108
Premium paid - senior notes repurchased	571	-
Non-cash interest (1)	7,872	10,178
Interest capitalized	(3,086)	(2,806)

Interest expense	$93,730	$90,639

          (1)    Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization.
          Interest costs on debt outstanding for the 2011 period were higher when compared to the 2010 period primarily because of an $8.3 million decrease in interest rate swap gains and settlements recognized, a $1.2 million increase in fees paid for issuance of letters of credit and a $0.6 million loss from the early repayment of $7.4 million of senior notes at par value.  Offsetting this increase was $4.4 million of interest expense recognized in the 2010 period that was attributable to KGS and lower outstanding debt balances during the 2011 period.
          Additional information about the loss on debt extinguishment can be found in the discussion of interest expense for the 2011 quarter.
Income Taxes

	Six Months Ended
	June 30,
	2011	2010

Income tax expense (in thousands)	$23,532	$53,301

Effective tax rate	38.4%	34.5%
          Our income tax provision for the 2011 period has decreased from the income tax provision recognized for the 2010 period.  The effective tax rate for the 2011 period reflects a projection of a full year of Canadian taxable loss partially offset by projection of a full year of U.S. taxable income.  The increase in the 2011 effective income tax rate resulted from the lower applicable tax rate applied to our Canadian taxable loss and U.S. taxable income taxed at a higher U.S. effective tax rate.  The increase in the tax rate from the quarter ended March 31, 2011 to the quarter ended June 30, 2011 is most significantly related to U.S. tax effect of the gains associated with the sale of BBEP Units and unrealized derivative gains included in other revenue.  We expect that the effective tax rate of 38.4% for the 2011 period will be our effective tax rate for all of 2011, based upon our projection of pretax income and estimated permanent differences for 2011.
Quicksilver Resources Inc. and its Restricted Subsidiaries
          Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 11 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
          The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations.”  The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are the same.  The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity.”
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
          For the remainder of 2011 through 2021, price collars and swaps cover a portion of our natural gas and NGL revenue.  The following summarizes future production hedged with commodity derivatives as of June 30, 2011:

Production	Daily Production Volume
Year	Gas	NGL
	MMcfd	MBbld
2011	190	10.5

2012	165	4.0

2013	105	-

2014-2015	65	-

2016-2021	35	-

          The following summarizes our cash flow activity for the 2011 period and 2010 period:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$123,352	$246,507

Net cash used by investing activities	(258,610)	(355,538)

Net cash provided by financing activities	82,094	111,225
Operating Cash Flows
          Net cash provided by operations for the 2011 period decreased from the 2010 period, primarily due to lower realized prices (including hedging effects) and higher net payments to KGS for GPT costs partially offset by an additional $5.0 million in additional BBEP distributions in the 2011 period.  In addition, the 2010 period included nonrecurring cash receipts for income tax refunds, litigation settlement and interest rate swap settlements and terminations totaling $41.8 million.
Investing Cash Flows
          During the 2011 period, we sold 7.1 million BBEP Units for an average price of $18.99 or total proceeds of $134.4 million that was used to repay borrowings outstanding under our Senior Secured Credit Facility.
          Our costs incurred for property, plant and equipment for the 2011 period and 2010 period were as follows:

	United States	Canada	Consolidated
	(In thousands)
For the Six Months Ended June 30, 2011

Exploration and development	$246,515	$49,870	$296,385

Gathering and processing	9,671	48,754	58,425

Administrative	5,196	244	5,440

Total	$261,382	$98,868	$360,250

For the Six Months Ended June 30, 2010

Exploration and development	$322,565	$25,585	$348,150

Gathering and processing (1)	36,857	9,245	46,102

Administrative	3,780	304	4,084

Total	$363,202	$35,134	$398,336

          (1)  Represents KGS’ capital expenditures in the U.S.
          Our 2011 period capital costs incurred have decreased $101.8 million and increased $63.7 million for the U.S. and Canada, respectively.  Our capital expenditures for gathering and processing during the 2011 period include construction of infrastructure to gather, compress and deliver our Horn River gas production to third-party processing facilities.  Our Canadian exploration and development costs for the 2011 period reflect a higher level of drilling and completion activities.  Completion activities have been in process for our fifth well and drilling activities are ongoing for three additional wells.
Financing Cash Flows
          Net financing cash flows in the 2011 period include $7.4 million of purchases and retirement of our senior notes, net borrowings of $93.7 million under our Senior Secured Credit Facility and activity for our stock compensation plan.  Financing cash flows in the 2010 period included net borrowings of $29.0 million under our Senior Secured Credit facility and $101.4 million under the KGS Credit Facility.  The 2010 period also included proceeds of $11.1 million from the KGS Secondary Offering partially offset by repayments of $16.6 million under the Gas Purchase Commitment.

Liquidity and Borrowing Capacity
          At June 30, 2011, the borrowing base and commitments under the Senior Secured Credit Facility, which matures February 9, 2013, were $1.0 billion and the aggregate letter of credit capacity was $175 million.  The Senior Secured Credit Facility provides us an option to increase availability by up to $250 million, with a maximum of $1.45 billion with lender consents and additional commitments.  We can also extend the maturity date up to two additional years with lenders’ approval.  At June 30, 2011, there was $803 million available under the facility.  Our ability to remain in compliance with the financial covenants in our credit facilities may be affected by events beyond our control, including market prices for our products.  Any future inability to comply with these covenants, unless waived by the requisite lenders, could adversely affect our liquidity by rendering us unable to borrow further under our credit facilities and by accelerating the maturity of our indebtedness.  Additional information about our senior note repurchases can be found in Note 6 to the condensed consolidated financial statements.
          Additional information about our debt and related covenants are more fully described in Note 6 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
          We believe that our capital resources are adequate to meet the requirements of our existing business.  We continue to anticipate that our 2011 capital expenditure program will be substantially funded by cash flow from operations, utilization of our Senior Secured Credit Facility and asset transactions.
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
Financial Position
          The following impacted our balance sheet as of June 30, 2011, as compared to our balance sheet as of December 31, 2010:
•	Our net property, plant and equipment balance increased $224.1 million from December 31, 2010 to June 30, 2011. We have incurred capital expenditures of $360.3 million during 2011 and also recognized assets for retirement obligations established for new wells and facilities. Changes to U.S. -Canadian exchange rates further increased our property, plant and equipment balances $19.3 million. Offsetting the increases was $154.9 million of DD&A and impairment expense.

•	The valuation of our current and non-current derivative assets and liabilities was $30.4 million lower on a net basis for June 30, 2011 as compared to December 31, 2010. The decrease was the result of 2011 settlements received of $39.7 million partially offset by unrealized valuation gains of $8.5 million for our remaining commodity derivatives.

•	Our investment in BBEP Units decreased $70.7 million during the 2011 period. In addition to recognizing $47.1 million in losses from the earnings of BBEP, we received $13.0 million in dividends from BBEP and retired $10.7 million of our investment balance in connection with the sale of 7.1 million BBEP Units.

•	The $62.2 million decrease in accounts payable was primarily due to Texas ad valorem taxes of $17.4 million included in accounts payable as of December 31, 2010 and a $36.6 million reduction in accrued capital expenditures from December 31, 2010.

•	Long-term debt increased $93.7 million for net borrowings under the Senior Secured Credit Facility. The increase was partially offset by the repurchase of $7.4 million of our senior notes due 2015 and 2016 and recognition of a portion of the gains deferred from our 2010-settled interest rate swap derivatives.
Contractual Obligations and Commercial Commitments
          There have been no significant changes to our contractual obligations and commitments as reported in our 2010 Annual Report except for contracts we entered into with NOVA Gas Transmission Ltd.  (“NGTL”) in April 2011 and the two drilling rig contracts we entered into in July 2011 with a term of one year and aggregate commitments of $13.0 million.  Note 8 to the condensed consolidated financial statements found in this Quarterly Report contains additional information about our NGTL contracts and drilling rig contracts.

Critical Accounting Estimates
          Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense.  Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2010 Annual Report on Form 10-K.  These critical estimates, for which no significant changes occurred during the six months ended June 30, 2011, include estimates and assumptions for:

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
OFF-BALANCE SHEET ARRANGEMENTS
          Our contracts with NGTL provide financial assurances to it during the construction phase of the NGTL Project, which is expected to continue through 2014.  Assuming the project is fully constructed at estimated costs of C$296.8 million, we expect to provide letters of credit through 2014.  Note 8 to the condensed consolidated financial statements found in this Quarterly Report contains additional information about our contracts with NGTL.
RECENTLY ISSUED ACCOUNTING STANDARDS
          No pronouncements materially affecting our financial statements have been issued since the filing of our 2010 Annual Report on Form 10-K.
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
          We have internal control policies and procedures for managing commodity price and interest rate risk within our organization.  The possibility of decreasing prices received for our production is among the several risks that we face.  We seek to manage this risk by entering into derivative contracts which we strive to treat as financial hedges.  We have mitigated the downside risk of adverse price movements through the use of derivatives but, in doing so, we have also limited our ability to benefit from favorable price movements.  This commodity price strategy enhances our ability to execute our development, exploitation and exploration programs, meet debt service requirements and pursue acquisition opportunities even in periods of price volatility or depression.
          We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue.  Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas, and NGLs that vary from market prices.  As a result of settlements of derivative contracts, our revenue from natural gas, and NGL production was greater by $39.7 million and $110.6 million for the 2011 period and 2010 period, respectively.  Other revenue was $0.8 million higher and $1.6 million lower, respectively, for the 2011 period and 2010 period due to hedge ineffectiveness.

          The following table details our open derivative positions at June 30, 2011:

					Weighted Avg
		Production	Remaining Contract		Price Per Mcf	Fair Value
Product	Type	Hedged	Period	Volume	or Bbl	Total
						(In thousands)
Gas	Collar	Canada	Apr 2011-Dec 2011	10 MMcfd	$6.00- 7.00	$2,851
Gas	Collar	Canada	Apr 2011-Dec 2011	10 MMcfd	6.00- 7.00	2,851
Gas	Collar	Canada	Apr 2011-Dec 2011	20 MMcfd	6.00- 7.00	5,703
Gas	Collar	U.S.	Apr 2011-Dec 2011	10 MMcfd	6.25- 7.50	3,295
Gas	Collar	U.S.	Apr 2011-Dec 2011	10 MMcfd	6.25- 7.50	3,295
Gas	Collar	U.S.	Apr 2011-Dec 2011	20 MMcfd	6.25- 7.50	6,590
Gas	Collar	U.S.	Apr 2011-Dec 2012	20 MMcfd	6.50- 7.15	20,005
Gas	Collar	U.S.	Apr 2011-Dec 2012	20 MMcfd	6.50- 7.18	20,088
Gas	Collar	U.S.	Jan 2012-Dec 2012	20 MMcfd	6.50- 8.01	12,700
Gas	Basis	Canada	Apr 2011-Dec 2011	10 MMcfd	(1)	127
Gas	Basis	Canada	Apr 2011-Dec 2011	10 MMcfd	(1)	127
Gas	Basis	Canada	Apr 2011-Dec 2011	20 MMcfd	(1)	253
Gas	Swap	Canada	Apr 2011-Dec 2013	10 MMcfd	$5.00	998
Gas	Swap	Canada	Jan 2012-Dec 2021	5 MMcfd	6.20	2,577
Gas	Swap	Canada	Jan 2012-Dec 2021	5 MMcfd	6.23	3,038
Gas	Swap	Canada	Jan 2012-Dec 2021	10 MMcfd	6.22	5,769
Gas	Swap	U.S.	Apr 2011-Dec 2013	10 MMcfd	5.00	998
Gas	Swap	U.S.	Apr 2011-Dec 2013	10 MMcfd	5.00	998
Gas	Swap	U.S.	Apr 2011-Dec 2013	10 MMcfd	5.00	998
Gas	Swap	U.S.	Apr 2011-Dec 2015	10 MMcfd	6.00	13,049
Gas	Swap	U.S.	Apr 2011-Dec 2015	20 MMcfd	6.00	26,098
Gas	Swap	U.S.	Jan 2012-Dec 2021	5 MMcfd	6.20	2,577
Gas	Swap	U.S.	Jan 2012-Dec 2021	5 MMcfd	6.20	2,577
Gas	Swap	U.S.	Jan 2012-Dec 2021	5 MMcfd	6.20	2,577
NGL	Swap	U.S.	Apr 2011-Dec 2011	3 MBbld	36.06	(7,650)
NGL	Swap	U.S.	Apr 2011-Dec 2011	2 MBbld	36.31	(5,010)
NGL	Swap	U.S.	Apr 2011-Dec 2011	1 MBbld	40.50	(1,735)
NGL	Swap	U.S.	Apr 2011-Dec 2011	1.5 MBbld	40.42	(2,622)
NGL	Swap	U.S.	Apr 2011-Dec 2011	3 MBbld	41.95	(4,400)
NGL	Swap	U.S.	Jan 2012-Dec 2012	1 MBbld	42.81	(822)
NGL	Swap	U.S.	Jan 2012-Dec 2012	1 MBbld	43.07	(728)
NGL	Swap	U.S.	Jan 2012-Dec 2012	2 MBbld	43.94	(823)

					Total	$116,349

        (1)  Basis swaps hedge the AECO basis adjustment at a deduction of $0.39 per Mcf from NYMEX for 2011.
          The fair value of “Level 2” derivative instruments was estimated using prices quoted in active markets for the periods covered by the derivatives. The fair value of “Level 3” derivative instruments was estimated using price quoted from less active markets for the periods covered by those derivatives. The fair value of each derivative is compared to the counterparty’s value for reasonableness. Estimates were determined by applying the net differential between the prices in each derivative and market prices for future periods to the amounts stipulated in each contract to arrive at an estimated future value.  This estimated future value was discounted on each contract at rates commensurate with federal treasury instruments with similar contractual lives.
Interest Rate Risk
          In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes.  We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments.  During the 2011 period and

2010 period, we recognized $2.4 million and $0.9 million of those deferred gains, respectively.  Additionally, we recognized $6.2 million received from periodic settlements in the 2010 period as reductions of interest expense.
Foreign Currency Risk
          Our Canadian subsidiary uses the Canadian dollar as its functional currency.  To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk.  Non-functional currency transactions for the 2011 period and the 2010 period resulted in gains of $0.9 million and losses of $0.7 million, respectively, and were included in other income.  Furthermore, the Senior Secured Credit Facility permits Canadian borrowings to be made in either U.S.  or Canadian-denominated amounts.  However, the aggregate borrowing capacity of the entire facility is calculated using the U.S.  dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.
ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
          On March 10, 2011, the Court denied our motions for summary judgment on Eagle’s remaining tort claims.  In so doing, the Court indicated that we could move for reconsideration of those motions after the Court made a ruling as to the appropriate law to apply to those claims.  The Court made its choice of law ruling on May 24, 2011, and we moved for reconsideration of our summary judgment motions on Eagle’s tort claims on June 8, 2011.  The motion for reconsideration is now pending.
          On March 31, 2011, the Court denied Eagle’s motion for summary judgment on our contract claims.  On June 29, 2011, Eagle filed a motion for reconsideration of the Court’s order granting summary judgment in our favor on Eagle’s contract claims.  That motion is now pending.
          Other than the above disclosure which amends and supplements the Form 10-Q filed on May 9, 2011, there have been no material changes in the legal proceedings described in Part I, Item 3 included in our 2010 Annual Report on Form 10-K.
ITEM 1A.  Risk Factors
          There have been no material changes in the risk factors described in Part I, Item 1A included in our 2010 Annual Report on Form 10-K other than the change described in Part II, Item 1A included in our Quarterly Report on Form 10-Q filed on May 9, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
          The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2011:

			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under the Plan (2)

April 2011	287	$14.13	-	-
May 2011	-	-	-	-
June 2011	-	-	-	-

Total	287	$14.13	-	-
(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our Amended and Restated 2006 Equity Plan.

(2)	We do not currently have in place any publicly announced, specific plans or programs to purchase equity securities.
          We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business.  In addition, we have debt agreements that restrict the payment of dividends.
ITEM 3.  Defaults Upon Senior Securities
          None.
ITEM 4.  [Removed and Reserved]
ITEM 5.  Other Information
          On July 26, 2011, we received a subpoena duces tecum from the SEC requesting certain documents. The SEC has informed us that their investigation arises out of recent press reports questioning the projected decline curves and economics of shale gas wells. We understand from the SEC that a number of other shale gas producers received similar subpoenas.
ITEM 6.  Exhibits

Exhibit No.		Description
10.1
Project and Expenditure Authorization, dated as of April 6, 2011, between Quicksilver Resources Canada Inc.  and Nova Gas Transmission Ltd.  (filed as Exhibit 10.1 to the Company’s Form 8-K, filed April 14, 2011, and included herein by reference)

10.2
Commitment Letter Agreement, dated as of April 6, 2011, between Quicksilver Resources Canada Inc.  and Nova Gas Transmission Ltd.  (filed as Exhibit 10.2 to the Company’s Form 8-K, filed April 14, 2011, and included herein by reference)

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
Dated: August 8, 2011

Quicksilver Resources Inc.
By:	/s/ Philip Cook
Philip Cook
Senior Vice President - Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1
Project and Expenditure Authorization, dated as of April 6, 2011, between Quicksilver Resources Canada Inc.  and Nova Gas Transmission Ltd.  (filed as Exhibit 10.1 to the Company’s Form 8-K, filed April 14, 2011, and included herein by reference)

10.2
Commitment Letter Agreement, dated as of April 6, 2011, between Quicksilver Resources Canada Inc.  and Nova Gas Transmission Ltd.  (filed as Exhibit 10.2 to the Company’s Form 8-K, filed April 14, 2011, and included herein by reference)

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