Form 10-K/A
period 2011-12-31
QUICKSILVER RESOURCES INC
filed 2012-04-16
CIK 1060990

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A is to submit the consolidated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”). This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1*	Purchase Agreement, dated as of July 22, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.	8-K	001-14837	2.1	7/23/10

2.2*	Purchase Agreement Amendment No. 1, dated as of September 17, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-Q	001-14837	2.2	11/8/10

3.1	Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008	S-3	333-151847	4.1	6/23/08

3.2	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc.	10-Q	001-14837	3.3	5/8/06

3.3	Amended and Restated Bylaws of Quicksilver Resources Inc.	8-K	001-14837	3.1	11/16/07

4.1	Indenture Agreement for 1.875% Convertible Subordinated Debentures Due 2024, dated as of November 1, 2004, between Quicksilver Resources Inc., as Issuer, and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	8-K	001-14837	4.1	11/1/04

4.2	First Supplemental Indenture, dated July 31, 2009, between Quicksilver Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.2	8/10/09

4.3	Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	S-3	333-130597	4.7	12/22/05

4.4	First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	8-K	001-14837	4.1	3/21/06

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Second Supplemental Indenture, dated as of July 31, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-K	001-14837	4.5	3/15/10

4.6	Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-Q	001-14837	4.1	11/7/06

4.7	Fourth Supplemental Indenture, dated as of October 31, 2007, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-K	001-14837	4.7	3/15/10

4.8	Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/30/08

4.9	Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	7/10/08

4.10	Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/26/09

4.11	Eighth Supplemental Indenture, dated as of August 14, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	8/17/09

4.12	Ninth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.12	4/16/12

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.13	Tenth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.13	4/16/12

4.14	Eleventh Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.14	4/16/12

4.15	Twelfth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.15	4/16/12
4.16	Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Mellon Investor Services LLC, as Rights Agent	8-A/A	001-14837	4.1	12/21/05

4.17	Amendment dated as of February 23, 2011 to the Amended and Restated Rights Agreement between Quicksilver Resources Inc. and Mellon Investor Services LLC, as rights agent	8-K	001-14837	4.1	2/24/11

10.1	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company	S-4/A	333-29769	10.5	8/21/97

10.2**	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan	8-K	001-14837	10.4	5/25/07

10.3**	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan	8-K	001-14837	10.4	1/28/05

10.4**	Quicksilver Resources Inc. Fourth Amended and Restated 2006 Equity Plan	10-K	001-14837	10.4	4/16/12

10.5**	Form of Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.2	5/25/06

10.6**	Form of Restricted Stock Unit Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.2	11/24/08

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7**	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Award Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.3	11/24/08

10.8**	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Award Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.4	11/24/08

10.9**	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	10-K	001-14837	10.9	4/16/12

10.10**	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	10-K	001-14837	10.10	4/16/12

10.11**	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting)	8-K	001-14837	10.8	5/25/06

10.12**	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting)	8-K	001-14837	10.5	11/24/08

10.13**	Form of Non-Employee Director Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting)	8-K	001-14837	10.7	5/25/06

10.14**	Form of Non-Employee Director Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting)	8-K	001-14837	10.2	5/25/07

10.15**	Quicksilver Resources Inc. 2010 Executive Bonus Plan	8-K	001-14837	10.1	12/10/09

10.16**	Quicksilver Resources Inc. 2011 Executive Bonus Plan	8-K	001-14837	10.1	2/25/11

10.17**	Description of 2011 Cash Bonuses	10-K	001-14837	10.17	4/16/12

10.18**	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan	8-K	001-14837	10.9	11/24/08

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.19**	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan	8-K	001-14837	10.8	11/24/08

10.20**	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan	8-K	001-14837	10.7	11/24/08

10.21**	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2010 and included herein by reference)	10-Q	001-14837	10.2	11/8/10

10.22	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Inc. and the lenders identified therein	8-K	001-14837	10.1	2/12/07

10.23	Amended and Restated Credit Agreement, dated as of February 9, 2007, among Quicksilver Resources Canada Inc. and the lenders and/or agents identified therein	8-K	001-14837	10.2	2/12/07

10.24	First Amendment to Combined Credit Agreements, dated as of February 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-K	001-14837	10.30	3/15/10

10.25	Second Amendment to Combined Credit Agreements, dated as of May 8, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-K	001-14837	10.31	3/15/10

10.26	Third Amendment to Combined Credit Agreements, dated as of May 28, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-K	001-14837	10.32	3/15/10

10.27	Fourth Amendment to Combined Credit Agreements, dated as of June 20, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	8-K	001-14837	10.1	6/25/08

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.28	Fifth Amendment to Combined Credit Agreements, dated as of August 4, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	8-K	001-14837	10.1	8/5/08

10.29	Sixth Amendment to Combined Credit Agreements, dated as of September 30, 2008, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-K	001-14837	10.35	3/15/10

10.30	Seventh Amendment to Combined Credit Agreements, dated as of April 20, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-K	001-14837	10.36	3/15/10

10.31	Eighth Amendment to Combined Credit Agreements, dated as of May 28, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	8-K	001-14837	10.1	6/17/09

10.32	Letter Agreement, dated as of June 15, 2009, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	8-K	001-14837	10.1	6/17/09

10.33	Ninth Amendment to the Combined Credit Agreements, dated as of September 17, 2010, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	10-Q	001-14837	10.1	11/8/10

10.34	Tenth Amendment to the Combined Credit Agreements, dated as of December 21, 2010, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and combined lenders identified therein	8-K	001-14837	10.1	12/22/10

10.35	Credit Agreement, dated as of September 6, 2011, among Quicksilver Resources Inc. and the agents and lenders identified therein	10-Q	001-14837	10.1	11/9/11

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.36	Amended and Restated U.S. Credit Agreement, dated as of December 22, 2011, among Quicksilver Resources Inc. and the agents and lenders identified therein	8-K	001-14837	10.1	12/27/11

10.37	Credit Agreement, dated as of September 6, 2011, among Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.2	11/9/11

10.38	Amended and Restated Canadian Credit Agreement, dated as of December 22, 2011, among Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K	001-14837	10.2	12/27/11

10.39	Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers	8-K	001-14837	10.1	5/19/09

10.40	Asset Purchase Agreement, dated May 11, 2010, between Marshall R. Young Oil Co., as Seller, and Quicksilver Resources Inc., as Buyer	8-K	001-14837	10.1	5/12/10

10.41	Confidentiality Agreement dated October 24, 2010 among Quicksilver Resources Inc. and Quicksilver Energy L.P	8-K	001-14837	10.1	10/25/10

10.42	Confidentiality Agreement dated October 26, 2010 among Quicksilver Resources Inc. and SPO Partners II, L.P.	8-K	001-14837	10.1	10/26/10

10.43	Limited Waiver dated as of February 23, 2011 between Quicksilver Resources Inc. and Quicksilver Energy L.P.	8-K	001-14837	10.1	2/24/11

10.44	Limited Waiver dated as of February 23, 2011 between Quicksilver Resources Inc. and SPO Partners II, L.P.	8-K	001-14837	10.2	2/24/11

10.45	Project and Expenditure Authorization, dated as of April 6, 2011, between Quicksilver Resources Canada Inc. and Nova Gas Transmission Ltd.	8-K	001-14837	10.1	4/14/11

10.46	Commitment Letter Agreement, dated as of April 6, 2011, between Quicksilver Resources Canada Inc. and Nova Gas Transmission Ltd.	8-K	001-14837	10.2	4/14/11

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.47	Contribution Agreement dated December 23, 2011 among Quicksilver Resources Canada Inc., Fortune Creek Gathering and Processing Partnership and 0927530 B.C. Unlimited Liability Company	8-K	001-14837	10.1	12/27/11

10.48	Guaranty dated December 23, 2011 among Quicksilver Resources Inc., Fortune Creek Gathering and Processing Partnership and 0927530 B.C. Unlimited Liability Company	8-K	001-14837	10.2	12/27/11

10.49	Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	8-K	001-33631	10.1	1/8/10

10.50	Amendment to Gas Gathering Agreement, dated as of October 1, 2010, by and between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P.	10-K	001-33631	10.18	2/25/11

10.51	Sixth Amendment and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas processing Partners L.P.	10-Q	001-33631	10.1	11/6/08

10.52	Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective January 1, 2009, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Processing Partners L.P.	10-K	001-33631	10.15	3/15/10

10.53	Second Amendment to Sixth Amendment and Restated Gas Gathering and Processing Agreement, date as of October 1, 2010, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.	10-K	001-33631	10.16	2/25/11

10.54	Amended and Restated Gas Gathering Agreement, effective September 1, 2008, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.54	4/16/12

10.55	First Amendment to Amended and Restated Gas Gathering Agreement, dated September 29, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.55	4/16/12

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.56	Second Amendment to Gas Gathering Agreement, dated October 1, 2010, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.56	4/16/12

21.1*	List of subsidiaries of Quicksilver Resources Inc.	10-K	001-14837	21.1	4/16/12

23.1	Consent of Deloitte & Touche LLP	10-K	001-14837	23.1	4/16/12

23.2	Consent of Schlumberger Data and Consulting Services	10-K	001-14837	23.2	4/16/12

23.3	Consent of LaRoche Petroleum Consultants, Ltd.	10-K	001-14837	23.3	4/16/12

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	31.1	4/16/12

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	31.2	4/16/12

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	32.1	4/16/12

99.1	Report of Schlumberger Data and Consulting Services	10-K	001-14837	99.1	4/16/12

99.2	Report of LaRoche Petroleum Consultants, Ltd.	10-K	001-14837	99.2	4/16/12

101.INS	XBRL Instance Document					‡

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

* Excludes schedules and exhibits we agree to furnish supplementally to the SEC upon request

** Indicates a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICKSILVER RESOURCES INC.

Date: April 16, 2012	By:	/S/ JOHN C. CIRONE
Executive Vice President – General Counsel