Form 10-Q
period 2012-06-30
QUICKSILVER RESOURCES INC
filed 2012-08-09
CIK 1060990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 31, 2012
Common Stock, $0.01 par value	172,971,660 shares

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

“CMLP” means Crestwood Midstream Partners LP

“Combined Credit Agreements” means collectively our Amended and Restated U.S. Credit Facility and our Amended and Restated Canadian Credit Facility

“Crestwood” means Crestwood Holdings LLC

“Crestwood Transaction” means the sale to Crestwood of all our interests in KGS, including general partner interests and incentive distribution rights

“Eni” means, depending on the context, either or both Eni Petroleum US LLC and Eni US Operating Co. Inc., which are subsidiaries of Eni SpA

“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards in the U.S.

“Fortune Creek” means Fortune Creek Gathering and Processing Partnership, a midstream partnership formed December 2011 with KKR for the construction and operation of assets to provide natural gas midstream services within the Horn River, Liard and Cordova basins of British Columbia, Canada

“GAAP” means accounting principles generally accepted in the U.S.

“Horn River Asset” means our operations and our assets in the Horn River basin of northeast British Columbia

“Horseshoe Canyon Asset” means our operations and our assets in Horseshoe Canyon, the coalbed methane fields of southern and central Alberta

“Initial Canadian Credit Facility” means our initial Canadian senior secured revolving credit facility, dated as of September 6, 2011, which was amended and restated by the Amended and Restated Canadian Credit Facility on December 22, 2011

“Initial U.S. Credit Facility” means our initial U.S. senior secured revolving credit facility, dated as of September 6, 2011, which was amended and restated by the Amended and Restated U.S. Credit Facility on December 22, 2011

“KGS” means Quicksilver Gas Services LP, a publicly-traded partnership, which we formerly owned that traded under the ticker symbol of “KGS” and subsequent to the Crestwood Transaction renamed itself Crestwood Midstream Partners LP and trades under the ticker symbol “CMLP”

“KKR” means Kohlberg Kravis Roberts & Co. L.P. with whom we formed Fortune Creek

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

“SEC” means the U.S. Securities and Exchange Commission

“VIE” means variable interest entity

“West Texas Asset” means our operations and our assets in the Midland and Delaware basins in West Texas prospective in the Bone Springs and Wolfcamp formations, principally concentrated in three areas: Jeff Davis and Reeves Counties, Upton and Crockett Counties, and Pecos County

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2012

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

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

In thousands, except for per share data – Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Production	$150,503	$207,706	$322,323	$398,006
Sales of purchased natural gas	9,442	19,560	21,529	39,986
Other	8,617	21,180	(29,820)	22,641

Total revenue	168,562	248,446	314,032	460,633

Operating expense
Lease operating	21,599	24,484	50,290	45,693
Gathering, processing and transportation	42,624	46,726	85,701	91,088
Production and ad valorem taxes	7,189	8,506	13,952	16,087
Costs of purchased natural gas	9,337	19,557	21,274	39,300
Depletion, depreciation and accretion	51,942	54,704	106,381	107,175
Impairment	991,921	-	1,054,668	49,063
General and administrative	18,405	15,770	37,501	34,161
Other operating	134	23	150	183

Total expense	1,143,151	169,770	1,369,917	382,750
Crestwood earn-out	-	-	41,097	-

Operating income (loss)	(974,589)	78,676	(1,014,788)	77,883
Loss from earnings of BBEP	-	(26,207)	-	(47,091)
Other income - net	65	123,178	157	124,299
Fortune Creek accretion	(4,830)	-	(9,571)	-
Interest expense	(40,076)	(47,552)	(80,246)	(93,730)

Income (loss) before income taxes	(1,019,430)	128,095	(1,104,448)	61,361
Income tax (expense) benefit	346,889	(19,508)	371,983	(23,532)

Net income (loss)	$(672,541)	$108,587	$(732,465)	$37,829

Reclassification adjustments related to settlements of derivative contracts - net of income tax	(37,133)	(10,798)	(69,667)	(27,017)
Net change in derivative fair value - net of income tax	20,219	10,482	112,008	(6,713)
Foreign currency translation adjustment	(8,598)	(1,572)	(670)	10,432

Other comprehensive income (loss)	(25,512)	(1,888)	41,671	(23,298)

Comprehensive income (loss)	$(698,053)	$106,699	$(690,794)	$14,531

Earnings (loss) per common share - basic	$(3.96)	$0.63	$(4.31)	$0.22
Earnings (loss) per common share - diluted	$(3.96)	$0.61	$(4.31)	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for share data – Unaudited

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$14,003	$13,146
Accounts receivable - net of allowance for doubtful accounts	64,667	95,282
Derivative assets at fair value	189,536	162,845
Other current assets	36,690	29,154

Total current assets	304,896	300,427
Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $481,735 and $433,341, respectively)	2,346,209	3,226,476
Other property and equipment	249,857	234,043

Property, plant and equipment - net	2,596,066	3,460,519
Derivative assets at fair value	159,189	183,982
Deferred income taxes	134,190	-
Other assets	50,183	50,534

	$3,244,524	$3,995,462

LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$-	$18
Accounts payable	111,941	142,672
Accrued liabilities	139,257	142,193
Derivative liabilities at fair value	-	4,028
Current deferred tax liability	45,968	45,262

Total current liabilities	297,166	334,173

Long-term debt	2,069,726	1,903,431
Partnership liability	130,357	122,913
Asset retirement obligations	94,872	85,568
Derivative liabilities at fair value	6,538	-
Other liabilities	28,461	28,461
Deferred income taxes	38,611	258,997
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 400,000,000 shares authorized, and 178,811,191 and 176,980,483 shares issued, respectively	1,788	1,770
Paid in capital in excess of par value	747,029	737,015
Treasury stock of 5,735,074 and 5,379,702 shares, respectively	(48,715)	(46,351)
Accumulated other comprehensive income	256,529	214,858
Retained earnings (deficit)	(377,838)	354,627

Total stockholders' equity	578,793	1,261,919

	$3,244,524	$3,995,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at December 31, 2010	$1,755	$714,869	$(41,487)	$130,187	$264,581	$1,069,905
Net income	-	-	-	-	37,829	37,829
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $12,703	-	-	-	(27,017)	-	(27,017)
Net change in derivative fair value, net of income tax of $3,924	-	-	-	(6,713)	-	(6,713)
Foreign currency translation adjustment	-	-	-	10,432	-	10,432
Issuance & vesting of stock compensation	11	10,376	(4,801)	-	-	5,586
Stock option exercises	1	620	-	-	-	621

Balances at June 30, 2011, restated (1)	$1,767	$725,865	$(46,288)	$106,889	$302,410	$1,090,643

Balances at December 31, 2011	$1,770	$737,015	$(46,351)	$214,858	$354,627	$1,261,919
Net loss	-	-	-	-	(732,465)	(732,465)
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $35,711	-	-	-	(69,667)	-	(69,667)
Net change in derivative fair value, net of income tax of $54,270	-	-	-	112,008	-	112,008
Foreign currency translation adjustment	-	-	-	(670)	-	(670)
Issuance & vesting of stock compensation	17	10,004	(2,364)	-	-	7,657
Stock option exercises	1	10	-	-	-	11

Balances at June 30, 2012	$1,788	$747,029	$(48,715)	$256,529	$(377,838)	$578,793

(1)	Note 1 contains additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(732,465)	$37,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	106,381	107,175
Impairment expense	1,054,668	49,063
Crestwood earn-out	(41,097)	-
Deferred income tax expense (benefit)	(372,741)	17,667
Non-cash (gain) loss from hedging and derivative activities	61,503	(19,933)
Stock-based compensation	10,021	10,386
Non-cash interest expense	3,469	7,872
Fortune Creek accretion	9,571	-
Gain on disposition of BBEP Units	-	(123,752)
Loss from BBEP in excess of cash distributions	-	60,050
Other	328	1,111
Changes in assets and liabilities
Accounts receivable	30,600	(8,608)
Prepaid expenses and other assets	(5,031)	(4,426)
Accounts payable	(21,838)	(25,859)
Accrued and other liabilities	(3,853)	14,777

Net cash provided by operating activities	99,516	123,352

Investing activities:
Purchases of property, plant and equipment	(307,169)	(396,156)
Proceeds from Crestwood earn-out	41,097	-
Proceeds from sale of BBEP Units	-	134,423
Proceeds from sale of properties and equipment	3,372	3,123

Net cash used by investing activities	(262,700)	(258,610)

Financing activities:
Issuance of debt	255,775	256,445
Repayments of debt	(88,115)	(170,172)
Debt issuance costs paid	(148)	-
Distribution of Fortune Creek Partnership funds	(1,845)
Proceeds from exercise of stock options	11	622
Purchase of treasury stock	(2,364)	(4,801)

Net cash provided by financing activities	163,314	82,094

Effect of exchange rate changes in cash	727	(1,771)

Net increase (decrease) in cash	857	(54,935)
Cash at beginning of period	13,146	54,937

Cash at end of period	$14,003	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. ACCOUNTING POLICIES AND DISCLOSURES

The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2012 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

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

Immaterial Restatement

The consolidated financial statements as of and for the year ended December 31, 2010 were restated as disclosed within Item 8, Note 2 in the 2011 Annual Report on Form 10-K to increase the previously recognized gain related to the sale of our interests in KGS by $20.7 million and to provide additional deferred taxes on the increased gain. The previously reported gain excluded certain liabilities for intercompany transactions related to services performed by KGS for our U.S. exploration and production segment, which should have been included in the gain calculation. Additional depletion expense was recognized due to the inclusion of additional future development costs in the 2010 depletion calculation. The results of this restatement, which had no impact on our total cash flow from operations, investing and financing activities as reported, impacted the retained earnings and the total stockholder’s equity as of June 30, 2011. Previously, retained earnings and total stockholder’s equity were reported as $291.9 million and $1,080 million, respectively, in the Form 10-Q for the quarter ended June 30, 2011. These balances have been restated to $302.4 million and $1,091 million, respectively, within the Condensed Consolidated Statement of Equity as of June 30, 2011.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In June 2011, the FASB issued an amendment to accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under the amended guidance, the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income may be made either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective for us beginning with the quarter ended March 31, 2012, and requires retrospective application to earlier periods presented. Our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 contain the required disclosures. The implementation of this accounting pronouncement also resulted in increased disclosure in Note 12.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. This guidance became effective for us beginning with the quarter ended March 31, 2012. The adoption of this accounting pronouncement did not have an effect on the fair value measurement, but rather expanded upon existing disclosures.

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of arrangements that permit offsetting assets and liabilities. The amendment expands the disclosure requirements to require both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment will be effective for us, beginning on January 1, 2013, and must be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements when implemented.

No other pronouncements materially affecting our financial statements have been issued since the filing of our 2011 Annual Report on Form 10-K.

2. CRESTWOOD EARN-OUT

In October 2010, we completed the sale of all of our interests in KGS to Crestwood. As part of the sale, we have the right to collect future earn-out payments through 2013. In February 2012, we collected $41 million of these earn-out payments which is presented as “Crestwood earn-out” in the condensed consolidated statement of income. We have the right to collect up to an additional $31 million in future earn-out payments in 2013. As of June 30, 2012, we do not anticipate receiving any additional payment and have recognized no assets related to these opportunities.

Note 3 to the consolidated financial statements in our 2011 Annual Report on Form 10-K contains additional information regarding the Crestwood Transaction.

3. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The following table categorizes our commodity derivative instruments based upon the use of input levels:

	Asset Derivatives		Liability Derivatives
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)		(in thousands)
Level 2 inputs	$296,842	$195,838	$-	$4,028
Level 3 inputs	51,883	150,989	6,538	-

Total	$348,725	$346,827	$6,538	$4,028

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value reported by counterparties. The fair value of derivative instruments designated “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. Currently, only our natural gas derivatives with an original tenure of 10 years utilize “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable inputs are the market prices for the latter half of the 10-year term as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range from $3.59 to $5.44 and are based upon prices quoted in active markets for the period of time available and applying the differential from this period of time to the market prices for the later years in the term. Changes in the “Level 3” inputs are correlated to the changes in the quoted market prices for the period of time available. Estimates were determined by applying the differential between the prices in each derivative and market prices for future periods to the amounts stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at the credit adjusted risk-free rate.

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$24,857	$-
Total gains (losses) for the period:
Unrealized gain on commodity hedges	-	19,115
Gain from hedge ineffectiveness	4,319	-
Settlements in Production Revenue	(4,101)	-
Settlements in Other Revenue	(10,731)	-
Changes included in Other Revenue	2,645	-
Unrealized gains reported in OCI	28,356	-

Balance at end of period	$45,345	$19,115

The amount of total gains or losses for the period included in other revenue attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$6,964	$19,115

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$150,989	$-
Total gains (losses) for the period:
Unrealized gain (loss) on commodity hedges	(21,670)	19,115
Realized loss on hedge restructure	(14,555)	-
Gain from hedge ineffectiveness	3,709	-
Transfers out of Level 3	(109,685)	-
Settlements in Production Revenue	(10,675)	-
Settlements in Other Revenue	(10,731)	-
Changes included in Other Revenue	2,645	-
Unrealized gains reported in OCI	55,318	-

Balance at end of period	$45,345	$19,115

The amount of total gains or losses for the period included in other revenue attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(15,316)	$19,115

Transfers from Level 3 to Level 2 represent our ten-year derivative instruments that were exchanged in January and February 2012 for derivative instruments with shorter durations.

Commodity Price Derivatives

As of June 30, 2012, we had price collars and swaps hedging our anticipated natural gas and NGL production as follows:

Production Year	Daily Production Volume
	Gas	NGL
	MMcfd	MBbld
2012	230	7
2013	150	-
2014-2015	110	-
2016-2021	45	-

In July 2012, we entered into a 10 MMcfd natural gas derivative covering January 2013 to December 2014 for $3.91 per Mcf.

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

During the six months ended June 30, 2012 and 2011, we recognized $2.5 million and $2.4 million, respectively of those deferred gains as a reduction of interest expense. The remaining $19.4 million deferral of the 2010 early settlements from all interest rate swaps will continue to be recognized as a reduction of interest expense over the life of the associated underlying debt instruments currently scheduled as follows:

(In thousands)
Remainder of 2012	$2,604
2013	5,539
2014	6,012
2015	4,669
2016	569

$19,393

Fair Value Disclosures

The estimated fair value of our derivative instruments at June 30, 2012 and December 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)		(In thousands)
Derivatives designated as hedges:
Commodity contracts reported in:
Current derivative assets	$189,536	$165,484	$-	$2,639
Noncurrent derivative assets	159,189	183,982	-	-
Current derivative liabilities	-	-	-	4,028
Noncurrent derivative liabilities	-	-	6,538	-

Total derivatives designated as hedges	$348,725	$349,466	$6,538	$6,667

Derivatives not designated as hedges:	$-	$-	$-	$-

Total derivatives	$348,725	$349,466	$6,538	$6,667

The change in carrying value of our commodity price derivatives since December 31, 2011 principally resulted from the overall decrease in market prices for natural gas relative to the prices in our open derivative instruments as well as additional derivative instruments entered into during the six months ended June 30, 2012, offset by settlements during the period.

The changes in the carrying value of our derivatives for the three and six months ended June 30, 2012 and 2011 are presented below:

	For the Three Months Ended June 30,
	2012	2011
	Cash Flow Derivatives	Cash Flow Derivatives
	(In thousands)
Derivative fair value at beginning of period	$373,467	$96,203
Change in net amounts receivable and payable	(3,368)	(167)
Settlements in production revenue	(56,495)	(15,546)
Settlements in other revenue	(19,744)	-
Ineffectiveness reported in other revenue	8,100	872
Unrealized gains reported in other revenue	-	19,115
Other changes reported in other revenue	(2,630)	-
Unrealized gains reported in OCI	42,857	15,872

Derivative fair value at end of period	$342,187	$116,349

	For the Six Months Ended June 30,
	2012	2011
	Cash Flow Derivatives	Cash Flow Derivatives
	(In thousands)
Derivative fair value at beginning of period	$342,799	$146,762
Change in net amounts receivable and payable	(7,811)	(384)
Settlements in production revenue	(105,379)	(39,328)
Settlements in other revenue	(19,744)	-
Ineffectiveness reported in other revenue	4,899	818
Realized losses reported in other revenue	(14,555)	-
Unrealized gains (losses) reported in other revenue	(21,670)	19,115
Other changes reported in other revenue	(2,630)	-
Unrealized gain (losses) reported in OCI	166,278	(10,634)

Derivative fair value at end of period	$342,187	$116,349

Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months would result in a gain of $91.2 million net of income taxes. Hedge derivative ineffectiveness resulted in gains of $4.9 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. In January and February 2012, we terminated a number of our ten-year derivative instruments in exchange for derivative instruments with shorter durations at above market terms. The decrease in the fair value between the terminated ten-year instrument and the new shorter-term instrument was recognized in the current period as a realized loss. Unrealized losses recognized in 2012 is the difference between the estimated fair value at the inception date and transaction cost for ten-year derivative instruments entered into during the period.

4. INVESTMENT IN BBEP

At June 30, 2011, we owned 8.6 million BBEP Units, or 15%, of BBEP, whose price closed at $19.46 per unit as of that date. During the six months ended June 30, 2011, gains of $123.8 million were recognized in Other Income from the sale of 7.1 million BBEP Units. During the fourth quarter of 2011, we sold all of our remaining BBEP Units.

Changes in the balance of our investment in BBEP were as follows:

(In thousands)
Balance at December 31, 2010	$83,341
Equity loss in BBEP	(47,091)
Distributions from BBEP	(12,959)
BBEP Units sold	(10,671)

Balance at June 30, 2011	$12,620

We accounted for our investment in BBEP Units using the equity method, utilizing a one-quarter lag from BBEP’s publicly available information. Summarized estimated financial information for BBEP is as follows:

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2011	2011
	(In thousands)	(In thousands)
Revenue (1)	$(12,704)	$5,461
Operating expense	73,937	153,420

Operating income (loss)	(86,641)	(147,959)
Interest and other (2)	9,074	19,063
Income tax expense (benefit)	(1,002)	(1,441)
Noncontrolling interests	34	69

Net income (loss) available to BBEP	$(94,747)	$(165,650)

(1)

For the three months ended March 31, 2011, unrealized losses of $112.6 million on commodity derivatives were recognized. For the six months ended March 31, 2011, unrealized losses of $194.9 million on commodity derivatives were recognized.

(2)

The three months ended March 31, 2011 included unrealized gains of $1.4 million from interest rate swaps. The six months ended March 31, 2011 included unrealized gains of $4.5 million from interest rate swaps.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Oil and gas properties
Subject to depletion	$5,529,652	$5,309,330
Unevaluated costs	481,735	433,341
Accumulated depletion	(3,665,178)	(2,516,195)

Net oil and gas properties	2,346,209	3,226,476
Other plant and equipment
Pipelines and processing facilities	360,596	340,242
General properties	75,418	71,297
Accumulated depreciation	(186,157)	(177,496)

Net other property and equipment	249,857	234,043

Property, plant and equipment, net of accumulated depletion and depreciation	$2,596,066	$3,460,519

Ceiling Test Analysis

We recorded impairment expense of $898.7 million and $93.2 million at June 30, 2012 and $62.3 million and $0.4 million at March 31, 2012 for our U.S. and Canadian oil and gas properties, respectively. For our U.S. oil and gas properties, we computed the June 30, 2012 and March 31, 2012 ceiling amounts using Henry Hub prices of $3.15 and $3.73 per MMBtu of natural gas, respectively, calculated as the unweighted average of the preceding 12 month first-day-of-the-month prices. The Henry Hub natural gas prices used to compute the ceiling amounts at June 30, 2012 and March 31, 2012 were 23.5% and 9.5% lower than the comparable price used at December 31, 2011. For our Canadian oil and gas properties, we computed the June 30, 2012 and March 31, 2012 ceiling amounts using AECO prices of $2.72 and $3.64 per MMBtu of natural gas, respectively, calculated as the unweighted average of the preceding 12-month first-day-of-the-month prices. The AECO natural gas prices used to compute the ceiling amount at June 30, 2012 and March 31, 2012 were 25.5% and 1% lower than the comparable price used at December 31, 2011. For our U.S. oil and gas properties, we computed the June 30, 2012 ceiling amounts using a Mont Belvieu, Texas price of $35.61 per Bbl of NGL, calculated as the unweighted average of the preceding 12-month first-day-of-the-month prices. The Mont Belvieu, Texas NGL price used to compute the ceiling amounts at June 30, 2012 was 24.5% lower than the comparable price used at December 31, 2011. These charges resulted in the recognition of a deferred tax asset at June 30, 2012.

As of June 30, 2012, our U.S. and Canadian ceiling tests included $337 million and $125 million, respectively, in value for our derivatives treated as hedges. Absent this recognition, after tax we would have recognized $337 million of additional impairment expense for our U.S. oil and gas properties and $125 million for our Canadian oil and gas properties. Because of the volatility of petroleum prices and prevailing prices subsequent to June 30, 2012, it is reasonably possible we may experience additional impairment in future periods.

Notes 2 and 8 to the consolidated financial statements in our 2011 Annual Report on Form 10-K contain additional information regarding our property, plant and equipment and our quarterly ceiling test analysis.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Combined Credit Agreements	$394,223	$227,482
Senior notes due 2015, net of unamortized discount	435,436	435,020
Senior notes due 2016, net of unamortized discount	578,343	576,977
Senior notes due 2019, net of unamortized discount	292,332	292,055
Senior subordinated notes due 2016	350,000	350,000
Convertible debentures, net of unamortized discount	-	18

Total debt	2,050,334	1,881,552
Unamortized deferred gain-terminated interest rate swaps	19,392	21,897
Current portion of long-term debt	-	(18)

Long-term debt	$2,069,726	$1,903,431

Credit Facilities

The Combined Credit Agreements’ global borrowing base remained at $1.075 billion as of June 30, 2012 and the global letter of credit capacity increased from $175 million to $200 million in June 2012 in accordance with the Combined Credit Agreements. At June 30, 2012, we had $619 million available under the facility.

In light of current prices for natural gas and NGLs, we amended our Combined Credit Agreements in August 2012 primarily to loosen the financial covenants contained therein through the second quarter of 2014. The next semi-annual redetermination of our global borrowing base was scheduled to be completed in October 2012. However, in conjunction with the amendments to our Combined Credit Agreements, our borrowing base was also redetermined. As a result of the amendment and the redetermination process, the following changes were made to the Combined Credit Agreements:

•	Reduction of the currently applicable global borrowing base to $850 million from $1.075 billion

•	Increase of the applicable margin by 0.50% for each type of loan and issued letters of credit, and setting of the commitment fee on unutilized availability to 0.50%

•

Reduction of the minimum required interest coverage ratio from 2.5 to 1.5 for the quarter ending September 30, 2012 through the quarter ending March 31, 2014, then increasing to 2.0 for the quarter ending June 30, 2014, and reverting to 2.5 thereafter

•	Addition of a maximum senior secured debt leverage ratio of 2.5 beginning in the quarter ending September 30, 2012

•	Until the later of June 30, 2013, or such time as the total leverage ratio for the prior twelve month period is less than or equal to 4.0:

•	Restrict the ability to issue certain additional types of debt;

•	Limit the aggregate amount of restricted payments to $15 million;

•	Restrict the ability to repay existing debt securities if global borrowing base utilization equals or exceeds 25%; and

•

Require a dollar for dollar repayment of the Combined Credit Agreements together with any repayment of existing debt securities if the global borrowing base utilization is less than 25% until the Combined Credit Agreements are paid in full, at which time existing debt securities may be repaid in any amounts; and

•	Restrict the ability to terminate certain oil and gas hedging arrangements through 2014.

Summary of All Outstanding Debt

As of June 30, 2012, the following subsidiaries are guarantors under our debt obligations: Cowtown Pipeline Management, Inc., Cowtown Pipeline Funding, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Silver Stream Pipeline Company LLC, and Barnett Shale Operating LLC and, with respect to only our senior notes and senior subordinated notes, QPP Parent LLC and QPP Holdings LLC. The following table summarizes other significant aspects of our long-term debt outstanding at June 30, 2012:

Priority on Collateral and Structural Seniority (1)
	Highest priority				Lowest priority
	Equal priority	Equal Priority
	Combined Credit Agreements	2015 Senior Notes	2016 Senior Notes	2019 Senior Notes	Senior Subordinated Notes
Principal amount	$1.075 billion (2)	$438 million	$591 million	$298 million	$350 million
Scheduled maturity date	September 6, 2016	August 1, 2015	January 1, 2016	August 15, 2019	April 1, 2016
Interest rate on outstanding borrowings at
June 30, 2012 (3)	2.42%	8.25%	11.75%	9.125%	7.125%
Base interest rate options	LIBOR, ABR, CDOR (4) (5)	N/A	N/A	N/A	N/A
Financial covenants (6)	- Minimum current ratio of 1.0	N/A	N/A	N/A	N/A
- Minimum EBITDA to cash interest expense ratio of 2.5
Significant restrictive covenants (6)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption (6)	Any time	August 1, 2012: 103.875 2013: 101.938 2014: par	July 1, 2013: 105.875 2014: 102.938 2015: par	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	April 1, 2012: 102.375 2013: 101.188 2014: par
Make-whole redemption (6)	N/A	N/A	Callable prior to July 1, 2013 at make-whole call price of Treasury + 50 bps	Callable prior to August 15, 2014 at make-whole call price of Treasury + 50 bps	N/A
Change of control (6)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Equity clawback (6)	N/A	N/A	N/A	Redeemable until August 15, 2012 at 109.125%, plus accrued interest for up to 35%	N/A
Estimated fair value (7)	$394.2 million	$409.5 million	$572.9 million	$271.2 million	$268.6 million

(1)

Borrowings under the Amended and Restated U.S. Credit Facility are guaranteed by certain of Quicksilver’s domestic subsidiaries and are secured by 100% of the equity interests of each of Cowtown Pipeline Management, Inc., Cowtown Pipeline Funding, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Barnett Shale Operating LLC, Silver Stream Pipeline Company LLC, Quicksilver Production Partners Operating Ltd., QPP Parent LLC and QPP Holdings LLC (collectively, the “Domestic Pledged Equity”), 65% of the equity interests of Quicksilver Resources Canada Inc. (“QRCI”) and certain oil and gas properties and related assets of Quicksilver. Borrowings under the Amended and Restated Canadian Credit Facility are guaranteed by Quicksilver and certain of its domestic subsidiaries and are secured by the Domestic Pledged Equity, 100% of the equity interests of QRCI and any of its Canadian subsidiaries, and certain oil and gas properties and related assets of Quicksilver and QRCI. The other debt presented is based upon structural seniority and priority of payment.

(2)	The principal amount for the Combined Credit Agreements represents the global borrowing base as of June 30, 2012.

(3)	Represents the weighted average borrowing rate payable to lenders.

(4)

Amounts outstanding under the Amended and Restated U.S. Credit Facility bear interest, at our election, at (i) adjusted LIBOR (as defined in the Amended and Restated U.S. Credit Facility) plus an applicable margin between 1.50% to 2.50%, (ii) ABR (as defined in the Amended and Restated U.S. Credit Facility), which is the greatest of (a) the prime rate announced by JPMorgan, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.0%, plus, in each case under scenario (ii), an applicable margin between 0.50% to 1.50%. We also pay a per annum fee on the LC Exposure (as defined in the Amended and Restated U.S. Credit Facility) of all letters of credit issued under the Amended and Restated U.S. Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated U.S. Credit Facility of 0.375% to 0.50%. In connection with the August 2012 amendment to Combined Credit Agreements, the commitment fee on the unused availability will be set at 50 basis points and all other above stated applicable margin percentages will increase by 50 basis points.

(5)

Amounts outstanding under the Amended and Restated Canadian Credit Facility bear interest, at our election, at (i) the CDOR Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.50% and 2.50%, (ii) the Canadian Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 0.50% and 1.50%, (iii) the U.S. Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 0.50% and 1.50% and (iv) adjusted LIBOR (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.50% to 2.50%. We pay a per annum fee on the LC Exposure (as defined in the Amended and Restated Canadian Credit Facility) of all letters of credit issued under the Amended and Restated Canadian Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated Canadian Credit Facility of 0.375% to 0.50%. In connection with the August 2012 amendment to Combined Credit Agreements, the commitment fee on the unused availability will be set at 50 basis points and all other above stated applicable margin percentages will increase by 50 basis points.

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

7. ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the six months ended June 30, 2012.

(In thousands)
Beginning asset retirement obligations	$85,822
Additional liability incurred	2,125
Change in estimates	4,665
Accretion expense	1,969
Asset retirement costs incurred	(917)
Settlement of liability in excess of obligation recorded	1,544
Currency translation adjustment	(82)

Ending asset retirement obligations	95,126
Less current portion	(254)

Long-term asset retirement obligation	$94,872

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations, Commitments and Contingencies

On July 26, 2011, we received a subpoena duces tecum from the SEC requesting certain documents. The SEC has informed us that their investigation arises out of press releases in 2011 questioning the projected decline curves and economics of shale gas wells.

On June 15, 2012, we received a subpoena duces tecum from the SEC requesting certain information regarding our assessment for impairment of unevaluated properties and plans for development of unevaluated properties.

In July 2012, we increased our letters of credit provided by C$35.6 million to a total of C$68.3 million in accordance with the agreement for construction of the NGTL Project. Subsequently, construction has been delayed for one year. This delay is the result of the in-service date having been moved to the summer of 2015. Accordingly, we anticipate the financial assurances will be reduced by approximately C$45 million and the schedule for increasing financial assurances will also be adjusted for the delay in construction with no additional letters of credit to be provided until 2014.

There have been no other significant changes to our contractual obligations and commitments as reported in our 2011 Annual Report on Form 10-K. Note 14 to the consolidated financial statements in our 2011 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended June 30, 2012.

9. FORTUNE CREEK

In December 2011, we entered into an agreement with KKR to form Fortune Creek to construct and operate midstream assets for natural gas produced by us and others primarily in British Columbia. The partnership established an area of mutual interest for the midstream business covering approximately 30 million potential acres which includes transportation and processing infrastructure and agreements.

In forming Fortune Creek, our Canadian subsidiary contributed an existing 20-mile, 20-inch gathering line and its related compression facilities, committed to minimum expenditures of $300 million for drilling and completion activities in our Horn River Asset between 2012 and 2014, and committed gas production from our Horn River Asset for ten years beginning 2012, as more fully described below. KKR contributed $125 million cash in exchange for a 50% interest in Fortune Creek. Our Canadian subsidiary has responsibility for the day-to-day operations of Fortune Creek.

Our Canadian subsidiary entered into a firm gathering agreement with Fortune Creek which is guaranteed by us. At our election, KKR has the responsibility to fund up to C$130 million of the capital required for construction of a new gas treatment facility in exchange for preferential cash flow distributions. If our subsidiary does not meet its obligations under the gathering agreement, KKR has the right to liquidate the partnership and consequently we have recorded the funds contributed by KKR as a liability in our consolidated financial statements. We recognize accretion expense to reflect the rate of return earned by KKR via its investment. During May 2012, Fortune Creek made cash distributions to KKR, which is reported as cash used by financing activities.

Based on an analysis of the partners’ equity at risk, we have determined the partnership to be a VIE. Further, based on our ability to direct the activities surrounding the production of natural gas and our direct management of the operations of the Fortune Creek facilities, we have determined we are the primary beneficiary and, therefore, we consolidate Fortune Creek.

Note 12 contains financial information for Fortune Creek in our condensed consolidating financial statements.

10. QUICKSILVER STOCKHOLDERS’ EQUITY

Common Stock, Preferred Stock and Treasury Stock

We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At June 30, 2012 and December 31, 2011, we had 173.1 million and 171.6 million shares of common stock outstanding, respectively.

Note 17 to the consolidated financial statements in our 2011 Annual Report on Form 10-K contains additional information about our equity-based compensation plan.

Stock Options

Options to purchase shares of common stock were granted in 2012 with an estimated fair value of $8.5 million. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the six months ended June 30:

	2012	2011
Weighted avg grant date fair value	$4.21	$9.16
Weighted avg risk-free interest rate	1.14%	2.38%
Expected life (in years)	6.0	6.0
Wtd avg volatility	68.2%	66.8%
Expected dividends	-	-

The following table summarizes our stock option activity for the six months ended June 30, 2012:

	Shares	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	3,760,696	$12.01
Granted	2,020,685	6.90
Exercised	(1,572)	6.21
Forfeited	(469,976)	8.79
Expired	(84,349)	12.05

Outstanding at June 30, 2012	5,225,484	$10.33	7.5	$56

Exercisable at June 30, 2012	2,904,497	$11.14	6.1	$-

As of June 30, 2012, we estimate that a total of 5.2 million stock options will become vested including those options already exercisable. As of December 31, 2011, the unrecognized compensation cost related to outstanding unvested stock options was $7.5 million, which is expected to be recognized in expense through January 2014. Compensation expense related to stock options of $3.4 million and $3.5 million was recognized for each of the six months ended June 30, 2012 and 2011, respectively. Cash received from the exercise of stock options totaled less than $0.1 million for the six months ended June 30, 2012. The total intrinsic value of those options exercised was less than $0.1 million.

Restricted Stock

The following table summarizes our restricted stock and stock unit activity for the six months ended June 30, 2012:

	Payable in shares		Payable in cash
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at January 1, 2012	2,460,300	$12.29	369,846	$13.12
Granted	2,975,885	6.43	653,195	6.19
Vested	(1,256,620)	10.71	(186,526)	11.22
Forfeited	(764,429)	8.97	(135,624)	9.68

Outstanding at June 30, 2012	3,415,136	$8.51	700,891	$7.83

As of December 31, 2011, the unrecognized compensation cost related to outstanding unvested restricted stock was $17.3 million, which is expected to be recognized in expense through March 2014. Grants of restricted stock and RSUs during the six months ended June 30, 2012 had an estimated grant date fair value of $23.2 million. The fair value of RSUs settled in cash was $3.8 million at June 30, 2012. For the six months ended June 30, 2012 and 2011, compensation expense of $7.3 million and $6.8 million, respectively, was recognized. The total fair value of shares vested during the six months ended June 30, 2012 was $9.6 million.

11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(672,541)	$108,587	$(732,465)	$37,829
Basic income allocable to participating securities (1)	-	(1,331)	-	(454)

Basic net income (loss) attributable to Quicksilver	$(672,541)	$107,256	$(732,465)	$37,375
Impact of assumed conversions – interest on 1.875% convertible debentures, net of income taxes	-	1,880	-	-

Income (loss) available to stockholders assuming conversion of convertible debentures	$(672,541)	$109,136	$(732,465)	$37,375

Weighted average common shares – basic	170,043	168,984	169,991	168,928
Effect of dilutive securities (2):
Share-based compensation awards	-	868	-	858
Contingently convertible debentures	-	9,816	-	-

Weighted average common shares – diluted	170,043	179,668	169,991	169,786

Earnings (loss) per common share – basic	$(3.96)	$0.63	$(4.31)	$0.22
Earnings (loss) per common share – diluted	$(3.96)	$0.61	$(4.31)	$0.22

(1)

Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, should be included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)

For the six months ended June 30, 2012, we had the following antidilutive shares excluded from the dilution calculation: 5.2 million shares associated with our stock options and 0.3 million shares associated with our unvested restricted stock units. For the three months ended June 30, 2012, we had the following antidilutive shares excluded from the dilution calculations: 5.2 million shares associated with our stock options and 0.3 million shares associated with our unvested restricted stock units. For the six months ended

June 30, 2011, we had the following antidilutive shares excluded from the dilution calculation: 9.8 million shares associated with our contingently convertible debt, 1.9 million shares associated with our stock options and 1.3 million shares associated with our unvested restricted stock units. For the three months ended June 30, 2011, we had the following antidilutive shares excluded from the dilutive calculation: 1.9 million shares associated with our stock options and 1.3 million shares associated with our unvested restricted stock units.

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

Condensed Consolidating Balance Sheets

	June 30, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated

	(In thousands)
ASSETS
Current assets	$327,459	$89,675	$89,179	$(203,093)	$303,220	$9,375	$11,049	$(18,748)	$304,896
Property and equipment	1,824,415	37,768	644,780	-	2,506,963	-	89,103	-	2,596,066
Investment in subsidiaries (equity method)	166,008	-	(33,991)	(166,008)	(33,991)	(36,384)	-	70,375	-
Other assets	531,863	-	55,319	(243,620)	343,562	-	-	-	343,562

Total assets	$2,849,745	$127,443	$755,287	$(612,721)	$3,119,754	$(27,009)	$100,152	$51,627	$3,244,524

LIABILITIES AND EQUITY
Current liabilities	$293,146	$111,207	$99,182	$(203,093)	$300,442	$9,375	$6,097	$(18,748)	$297,166
Long-term liabilities	1,977,806	21,969	484,364	(243,620)	2,240,519	-	82	127,964	2,368,565
Stockholders' equity	578,793	(5,733)	171,741	(166,008)	578,793	(36,384)	93,973	(57,589)	578,793

Total liabilities and equity	$2,849,745	$127,443	$755,287	$(612,721)	$3,119,754	$(27,009)	$100,152	$51,627	$3,244,524

	December 31, 2011
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$336,893	$87,767	$63,711	$(200,727)	$287,644	$-	$27,533	$(14,750)	$300,427
Property and equipment	2,743,379	37,936	598,443	-	3,379,758	-	80,761	-	3,460,519
Investment in subsidiaries (equity method)	241,680	-	(29,449)	(241,680)	(29,449)	(29,449)	-	58,898	-
Other assets	401,279	-	76,857	(243,620)	234,516	-	-	-	234,516

Total assets	$3,723,231	$125,703	$709,562	$(686,027)	$3,872,469	$(29,449)	$108,294	$44,148	$3,995,462

LIABILITIES AND EQUITY
Current liabilities	$348,512	$109,938	$76,450	$(200,727)	$334,173	$-	$14,750	$(14,750)	$334,173
Long-term liabilities	2,112,800	21,903	385,294	(243,620)	2,276,377	-	80	122,913	2,399,370
Stockholders' equity	1,261,919	(6,138)	247,818	(241,680)	1,261,919	(29,449)	93,464	(64,015)	1,261,919

Total liabilities and equity	$3,723,231	$125,703	$709,562	$(686,027)	$3,872,469	$(29,449)	$108,294	$44,148	$3,995,462

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$149,333	$1,078	$18,846	$(695)	$168,562	$-	$3,202	$(3,202)	$168,562
Operating expenses	1,023,740	893	120,599	(695)	1,144,537	-	1,816	(3,202)	1,143,151
Equity in net earnings of subsidiaries	(78,560)	-	(1,051)	78,560	(1,051)	1,386	-	(335)	-

Operating income	(952,967)	185	(102,804)	78,560	(977,026)	1,386	1,386	(335)	(974,589)
Fortune Creek Accretion	-	-	-	-	-	-	-	(4,830)	(4,830)
Interest expense and other	(37,971)	-	(2,040)	-	(40,011)	-	-	-	(40,011)
Income tax (expense) benefit	318,397	(65)	26,164	-	344,496	-	-	2,393	346,889

Net income	$(672,541)	$120	$(78,680)	$78,560	$(672,541)	$1,386	$1,386	$(2,772)	$(672,541)
Other comprehensive income	(15,218)	-	(10,294)	10,294	(15,218)	-	-	-	(15,218)
Equity in OCI of subsidiaries	(10,294)	-	-	-	(10,294)	-	-	-	(10,294)

Comprehensive income (loss)	$(698,053)	$120	$(88,974)	$88,854	$(698,053)	$1,386	$1,386	$(2,772)	$(698,053)

	For the Three Months Ended June 30, 2011
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$202,788	$1,222	$45,383	$(947)	$248,446
Operating expenses	142,389	782	27,546	(947)	169,770
Equity in net earnings of subsidiaries	11,855	-	-	(11,855)	-

Operating income (loss)	72,254	440	17,837	(11,855)	78,676
Loss from earnings of BBEP	(26,207)	-	-	-	(26,207)
Interest expense and other	77,085	-	(1,459)	-	75,626
Income tax expense (benefit)	(14,545)	(154)	(4,809)	-	(19,508)

Net income	$108,587	$286	$11,569	$(11,855)	$108,587
Other comprehensive income	3,270	-	(5,158)	5,158	3,270
Equity in OCI of subsidiaries	(5,158)	-	-	-	(5,158)

Comprehensive income (loss)	$106,699	$286	$6,411	$(6,697)	$106,699

	For the Six Months Ended June 30, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$280,796	$2,208	$32,626	$(1,598)	$314,032	$-	$5,599	$(5,599)	$314,032
Operating expenses	1,223,655	1,802	148,574	(1,598)	1,372,433	-	3,083	(5,599)	1,369,917
Crestwood earn-out	41,097	-	-	-	41,097	-	-	-	41,097
Equity in net earnings of subsidiaries	(93,893)	-	(4,662)	93,893	(4,662)	2,516	-	2,146	-

Operating income	(995,655)	406	(120,610)	93,893	(1,021,966)	2,516	2,516	2,146	(1,014,788)
Fortune Creek Accretion	-	-	-	-	-	-	-	(9,571)	(9,571)
Interest expense and other	(76,615)	-	(3,474)	-	(80,089)	-	-	-	(80,089)
Income tax (expense) benefit	339,805	(142)	29,927	-	369,590	-	-	2,393	371,983

Net income	$(732,465)	$264	$(94,157)	$93,893	$(732,465)	$2,516	$2,516	$(5,032)	$(732,465)
Other comprehensive income	23,589	-	18,082	(18,082)	23,589	-	-	-	23,589
Equity in OCI of subsidiaries	18,082	-	-	-	18,082	-	-	-	18,082

Comprehensive income (loss)	$(690,794)	$264	$(76,075)	$75,811	$(690,794)	$2,516	$2,516	$(5,032)	$(690,794)

	For the Six Months Ended June 30, 2011
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$382,359	$2,489	$77,724	$(1,939)	$460,633
Operating expenses	279,559	2,804	102,326	(1,939)	382,750
Equity in net earnings of subsidiaries	(21,954)	-	-	21,954	-

Operating income (loss)	80,846	(315)	(24,602)	21,954	77,883
Loss from earnings of BBEP	(47,091)	-	-	-	(47,091)
Interest expense and other	33,815	-	(3,246)	-	30,569
Income tax (expense) benefit	(29,741)	109	6,100	-	(23,532)

Net income (loss)	$37,829	$(206)	$(21,748)	$21,954	$37,829

Other comprehensive income	(24,975)	-	1,677	(1,677)	(24,975)
Equity in OCI of subsidiaries	1,677	-	-	-	1,677

Comprehensive income (loss)	$14,531	$(206)	$(20,071)	$20,277	$14,531

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided (used) by operating activities	$57,359	$590	$32,987	$90,936	$2	$8,578	$99,516
Purchases of property, plant and equipment	(140,256)	(590)	(157,508)	(298,354)	-	(8,815)	(307,169)
Proceeds from Crestood earn-out	41,097	-	-	41,097	-	-	41,097
Proceeds from sale of properties and equipment	3,060	-	312	3,372	-	-	3,372

Net cash flow used by investing activities	(96,099)	(590)	(157,196)	(253,885)	-	(8,815)	(262,700)
Issuance of debt	119,000	-	136,775	255,775	-	-	255,775
Repayments of debt	(75,018)	-	(13,097)	(88,115)	-	-	(88,115)
Debt issuance costs	(148)	-	-	(148)	-	-	(148)
Distribution of Fortune Creek Partnership funds	-	-	-	-	-	(1,845)	(1,845)
Proceeds from exercise of stock options	11	-	-	11	-	-	11
Purchase of treasury stock	(2,364)	-	-	(2,364)	-	-	(2,364)

Net cash flow provided (used) by financing activities	41,481	-	123,678	165,159	-	(1,845)	163,314
Effect of exchange rates on cash	-	-	531	531	-	196	727

Net increase (decrease) in cash and equivalents	2,741	-	-	2,741	2	(1,886)	857
Cash and equivalents at beginning of period	363	-	-	363	-	12,783	13,146

Cash and equivalents at end of period	$3,104	$-	$-	$3,104	$2	$10,897	$14,003

	For the Six Months Ended June 30, 2011
		Restricted	Restricted		Quicksilver
	Quicksilver	Guarantor	Non-Guarantor	Consolidating	Resources Inc.
	Resources Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash flow provided by operations	$96,029	$1,137	$26,186	$-	$123,352
Capital expenditures	(275,753)	(1,137)	(119,266)	-	(396,156)
Proceeds from sale of BBEP units	134,423	-	-	-	134,423
Proceeds from sale of properties and equipment	1,925	-	1,198	-	3,123

Net cash flow used by investing activities	(139,405)	(1,137)	(118,068)	-	(258,610)
Issuance of debt	153,500	-	102,945	-	256,445
Repayments of debt	(160,880)	-	(9,292)	-	(170,172)
Proceeds from exercise of stock options	622	-	-	-	622
Purchase of treasury stock	(4,801)	-	-	-	(4,801)

Net cash flow provided (used) by financing activities	(11,559)	-	93,653	-	82,094
Effect of exchange rates on cash	-	-	(1,771)	-	(1,771)

Net decrease in cash and equivalents	(54,935)	-	-	-	(54,935)
Cash and equivalents at beginning of period	54,937	-	-	-	54,937

Cash and equivalents at end of period	$2	$-	$-	$-	$2

13. SEGMENT INFORMATION

We operate in two geographic segments, the U.S. and Canada, where we are engaged in the exploration and production segment of the oil and gas industry. Additionally, we operate a significantly smaller midstream segment in the U.S. and Canada, where we provide natural gas gathering and processing services, primarily to our U.S. and Canadian exploration and production segments. Following the formation of our partnership with KKR, beginning in January 2012, we have additional midstream operations in Canada through Fortune Creek. Based on the immateriality of our midstream segment, we have combined U.S. and Canadian information. We evaluate performance based on operating income and property and equipment costs incurred.

	Exploration & Production					Quicksilver
	U.S.	Canada	Midstream	Corporate	Elimination	Consolidated
For the Three Months Ended June 30:	(In thousands)
2012
Revenue	$149,333	$18,847	$4,280	$-	$(3,898)	168,562
DD&A	39,416	10,627	1,314	585	-	51,942
Impairment expense	898,715	93,206	-	-	-	991,921
Operating income (loss)	(856,498)	(100,671)	1,570	(18,990)	-	(974,589)
Property and equipment costs incurred	44,546	103,778	5,459	1,914	-	155,697
2011
Revenue	$202,788	$45,383	$1,222	$-	$(947)	$248,446
DD&A	41,580	12,087	466	571	-	54,704
Operating income (loss)	75,615	18,962	440	(16,341)	-	78,676
Property and equipment costs incurred	136,454	23,640	1,339	-	-	161,433

For the Six Months Ended June 30:
2012
Revenue	$280,796	$32,627	$7,807	$-	$(7,198)	314,032
DD&A	81,239	21,442	2,515	1,185	-	106,381
Impairment expense	961,057	93,611	-	-	-	1,054,668
Operating income (loss)	(865,239)	(113,786)	2,922	(38,685)	-	(1,014,788)
Property and equipment costs incurred	116,977	157,401	11,439	5,447	-	291,264
2011
Revenue	$382,359	$77,724	$2,489	$-	$(1,939)	$460,633
DD&A	80,335	23,511	2,179	1,150	-	107,175
Impairment expense	-	49,063	-	-	-	49,063
Operating income (loss)	135,862	(22,352)	(316)	(35,311)	-	77,883
Property and equipment costs incurred	259,146	98,868	1,730	506	-	360,250
Property, plant and equipment-net
June 30, 2012	$1,833,524	$643,274	$110,279	$8,989	$-	$2,596,066
December 31, 2011	2,752,101	596,935	102,237	9,246	-	3,460,519

14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (received) for interest and income taxes was as follows:

	For the Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Interest, net of capitalized interest	$77,940	$86,198
Income taxes	(1,565)	5,904

Other significant non-cash transactions were as follows:

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Working capital related to capital expenditures	$98,692	$64,285

15. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2012, members of the Darden family and entities controlled by them beneficially own approximately 30% of our outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.

During both the first six months of 2012 and 2011, we paid $0.3 million for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates were determined based upon comparable rates charged by third parties.

Payments received from Mercury for sublease rentals, employee insurance coverage and administrative services were negligible for the first six months of 2012 and 2011.

We paid $0.1 million in the first six months of 2011 for rent on buildings owned by entities controlled by members of the Darden family. Rental rates were determined based on comparable rates charged by third parties. No similar payments were made in the first six months of 2012.

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

Our MD&A includes the following sections:

•	2012 Highlights – a summary of significant activities and events affecting Quicksilver

•	2012 Capital Program – a summary of our planned capital expenditures during 2012

•	Results of Operations – an analysis of our consolidated results of operations for the three- and six-month periods presented in our financial statements

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments

2012 HIGHLIGHTS

Master Limited Partnership

On February 10, 2012, we filed a Form S-1 with the SEC to begin the registration and sale of limited partnership interests in a master limited partnership holding certain of our mature properties in our Barnett Shale Asset. We amended the registration statement in May to include financial statements for 2011 and to address comments received from the SEC and in June to include financial statements for the first quarter of 2012 and to address further comments received from the SEC. In July 2012, we were informed that the SEC had no further comments. We have been advised by our investment bankers that current market conditions are not conducive for a launch of an initial public offering, however we plan to continue to monitor market conditions.

Emerging Basins

We deployed a rig in March 2012 to commence drilling operations in our West Texas Asset to target oil production. In the second quarter of 2012, we drilled two vertical wells to the Wolfcamp and Bone Springs formations, and re-entered an existing well to drill a horizontal lateral. Our plan for the remainder of 2012 is to drill and complete two wells. We hold a position of approximately 155,000 net acres in the Delaware and Midland basins. In the first quarter of 2012, we retained an investment bank to help evaluate opportunities for a joint venture partner to acquire an interest in and participate in the development of our West Texas acreage. We will evaluate the results of our drilling program prior to recommencing the marketing effort. At December 31, 2011, we had recognized no proved reserves in our West Texas Asset.

We deployed a rig in April 2012 to commence drilling operations in our Sand Wash Asset to target oil production. In the second quarter, we drilled two vertical wells and recompleted a 2011 well. Our plan for the remainder of 2012 is to drill one well and complete two wells. We hold approximately 210,000 net acres in the Sand Wash Basin. At December 31, 2011, we had recognized no proved reserves in our Sand Wash Asset.

Horn River Development

We completed our first multi-well pad in our Horn River Asset during June and July 2012, and have begun flowback activities. Our initial production results are consistent with our existing producing wells. Three of the wells on this pad targeted the Klua formation and five wells targeted the Muskwa formation.

Crestwood Earn-Out

In October 2010, we completed the sale of all of our interests in KGS to Crestwood. As part of the sale, we have the right to collect future earn-out payments through 2013. In February 2012, we collected $41 million of these earn-out payments, which is presented as Crestwood earn-out in the condensed consolidated statement of income for the six-months ended June 30, 2012. We have the right to collect up to an additional $31 million in future earn-out payments in 2013. As of June 30, 2012, we do not anticipate receiving any additional payment and have recognized no assets related to these opportunities.

2012 CAPITAL PROGRAM

We incurred costs related to our capital program of $291.3 million for the first six months of 2012. In response to the continued depression in natural gas prices and the sharp decline in NGL prices in the second quarter of 2012, we have reduced our capital program in the second half of 2012 to approximately $70 million, for a total 2012 capital program of approximately $360 million.

Average production is expected to be between 365 MMcfed and 380 MMcfed for all of 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

The following discussion compares the results of operations for the three months ended June 30, 2012 and 2011, or the 2012 quarter and 2011 quarter, respectively. “Other U.S.” refers to the combined amounts for our Sand Wash Asset and Bakken Asset.

Revenue

Production Revenue:

	Natural Gas		NGL		Oil		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Barnett Shale	$41.7	$98.7	$34.3	$59.6	$3.0	$4.1	$79.0	$162.4
Other U.S.	0.1	0.2	0.1	0.3	3.3	3.1	3.5	3.6
Hedging	45.4	21.5	6.3	(12.6)	-	-	51.7	8.9

U.S.	87.2	120.4	40.7	47.3	6.3	7.2	134.2	174.9
Horseshoe Canyon	8.9	20.2	-	-	-	-	8.9	20.2
Horn River	2.6	5.8	-	-	-	-	2.6	5.8
Hedging	4.8	6.8	-	-	-	-	4.8	6.8

Canada	16.3	32.8	-	-	-	-	16.3	32.8

Consolidated	$103.5	$153.2	$40.7	$47.3	$6.3	$7.2	$150.5	$207.7

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	216.8	256.9	11,339	13,165	366	448	287.1	338.6
Other U.S.	0.7	0.7	26	22	441	375	3.5	3.1

Total U.S.	217.5	257.6	11,365	13,187	807	823	290.6	341.7
Horseshoe Canyon	53.2	58.2	-	4	-	-	53.2	58.3
Horn River	14.9	17.3	-	-	-	-	14.9	17.2

Total Canada	68.1	75.5	-	4	-	-	68.1	75.5

Total	285.6	333.1	11,365	13,191	807	823	358.7	417.2

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$2.11	$4.22	$33.23	$49.79	$89.73	$99.76	$3.02	$5.27
Other U.S.	2.04	3.99	55.18	78.25	82.42	92.12	11.26	12.54
Hedging	2.29	0.92	6.08	(10.47)	-	-	1.95	0.29

Total U.S.	4.40	5.14	39.36	39.36	85.73	96.28	5.07	5.62

Horseshoe Canyon	$1.84	$3.82	$-	$77.84	$-	$-	$1.84	$3.82
Horn River	1.91	3.65	-	-	-	-	1.91	3.65
Hedging	0.78	0.99	-	-	-	-	0.78	0.99

Total Canada	$2.64	$4.78	$-	$77.84	$-	$-	$2.64	$4.78

Total	$3.98	$5.06	$39.36	$39.38	$85.73	$96.28	$4.61	$5.47

The following table summarizes the changes in our natural gas, NGL and oil revenue:

	Natural Gas
		NGL	Oil	Total
	(In thousands)
Revenue for the 2011 quarter	$153,223	$47,269	$7,214	$207,706
Volume variances	(12,370)	(8,284)	(139)	(20,793)
Hedge revenue variances	21,920	18,855	-	40,775
Price variances	(59,280)	(17,130)	(775)	(77,185)

Revenue for the 2012 quarter	$103,493	$40,710	$6,300	$150,503

Natural gas and NGL revenue for the 2012 quarter decreased from the 2011 quarter due to lower volumes produced and realized prices. The decrease in natural gas volume from our Barnett Shale Asset was primarily due to production decline resulting from the aging of existing wells, and our capital spending pattern. Natural gas production volumes were also impacted by temporary shut-ins in support of new development activity.

Utilization of derivatives to hedge our sales of natural gas and NGL may result in realized prices varying from market prices that we receive from the sale of our production. Our production revenue for the 2012 quarter and 2011 quarter was higher by $56.5 million and $15.7 million, respectively, because of our hedging activities.

We monitor the economic impact of continuing to produce from certain of our wells in the current price environment and, as a result, we may temporarily shut-in wells. Wells shut-in during the 2012 quarter had an immaterial impact on our production volumes. We believe these and any possible future shut-ins would result in increases to operating income and operating cash flows, and continue to have only an immaterial impact on our production volumes.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$8,724	$15,482
Purchases from others	718	4,078

Total	9,442	19,560
Costs of purchased natural gas sold
Purchases from Eni	8,723	15,493
Purchases from others	614	4,064

Total	9,337	19,557

Net sales and purchases of natural gas	$105	$3

Other Revenue

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Midstream revenue:
Canada	$744	$786
Texas	382	275

Total midstream revenue	1,126	1,061
Gain from hedge ineffectiveness	8,100	872
Unrealized gain on commodity derivatives	-	19,115
Other	(609)	132

Total	$8,617	$21,180

In the 2011 quarter, we recognized $19.1 million of unrealized gain for derivatives that we entered into during 2011 that were not designated as hedges for accounting purposes. Gains from hedge ineffectiveness were $8.1 million for the 2012 quarter as compared to less than $0.9 million for the 2011 quarter as our derivate instruments are based on NYMEX pricing and our production is sold at market prices other than NYMEX. At June 30, 2012, we did not have any basis swaps to offset the price differential.

Operating Expense

Lease Operating

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Cash expense	$12,936	$0.50	$14,003	$0.45
Equity compensation	227	0.01	211	0.01

	$13,163	$0.51	$14,214	$0.46
Other U.S.
Cash expense	$2,139	$6.76	$1,370	$4.81
Equity compensation	38	0.12	44	0.16

	$2,177	$6.88	$1,414	$4.97
Total U.S.
Cash expense	$15,075	$0.57	$15,373	$0.49
Equity compensation	265	0.01	255	0.01

	$15,340	$0.58	$15,628	$0.50
Horseshoe Canyon
Cash expense	$5,878	$1.21	$8,246	$1.56
Equity compensation	83	0.02	105	0.02

	$5,961	$1.23	$8,351	$1.58
Horn River
Cash expense	$298	$0.22	$505	$0.32
Equity compensation	-	-	-	-

	$298	$0.22	$505	$0.32
Total Canada
Cash expense	$6,176	$1.00	$8,751	$1.27
Equity compensation	83	0.01	105	0.02

	$6,259	$1.01	$8,856	$1.29
Total Company
Cash expense	$21,251	$0.65	$24,124	$0.63
Equity compensation	348	0.01	360	0.01

	$21,599	$0.66	$24,484	$0.64

The Barnett Shale Asset experienced lower gas lift costs, compression expense and saltwater disposal costs compared to the 2011 quarter as certain higher cost wells were shut-in during the 2012 quarter. Other U.S. lease operating costs were impacted on a gross and unit basis by increased production and costs for our Sand Wash Asset.

Lease operating expense for the 2012 quarter in Canada decreased compared to the 2011 quarter primarily due to lower well and compressor repair and maintenance costs incurred during the 2012 quarter in the Horseshoe Canyon Asset.

Gathering, Processing and Transportation

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$36,464	$1.40	$42,004	$1.35
Other U.S.	4	0.01	-	-

Total U.S.	36,468	1.38	42,004	1.35
Horseshoe Canyon	960	0.20	1,215	0.23
Horn River	5,196	3.83	3,507	2.24

Total Canada	6,156	0.99	4,722	0.69

Total	$42,624	$1.31	$46,726	$1.23

Canadian GPT increased for the 2012 quarter as compared to the 2011 quarter both in total dollars and on a per Mcfe basis primarily as a result of fixed costs under our firm agreements with third parties. Canadian GPT includes unused firm capacity of $1.8 million and $0.9 million for the 2012 quarter and 2011 quarter, respectively. US GPT per Mcfe in the 2011 quarter was reduced by adjustments from third parties.

Production and Ad Valorem Taxes

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$1,338	$0.05	$2,625	$0.09
Other U.S.	165	0.68	266	0.92

Total U.S.	1,503	0.06	2,891	0.09
Horseshoe Canyon	50	0.01	61	0.01
Horn River	-	-	-	-

Total Canada	50	0.01	61	0.01
Total production taxes	1,553	0.05	2,952	0.07
Ad valorem taxes
U.S.	$4,734	0.18	$4,859	0.16
Canada	902	0.15	695	0.10

Total ad valorem taxes	5,636	0.17	5,554	0.15

Total	$7,189	$0.22	$8,506	$0.22

Depletion, Depreciation and Accretion

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$37,536	$1.42	$39,879	$1.28
Canada	8,676	1.40	9,901	1.44

Total depletion	46,212	1.42	49,780	1.31
Depreciation of other fixed assets
U.S.	$2,300	$0.09	$2,434	$0.08
Canada	2,406	0.39	1,810	0.26

Total depreciation	4,706	0.14	4,244	0.11
Accretion	1,024	0.03	680	0.02

Total	$51,942	$1.59	$54,704	$1.44

U.S. depletion for the 2012 quarter reflected a decrease in U.S. production partially offset by an increase in the U.S. depletion rate when compared to the 2011 quarter. Canadian depletion decreased in 2012 due to a decrease in Canadian production when compared to the 2011 quarter. Following the impairment recognized in the 2012 quarter, we expect U.S. and Canadian depletion rates will be $1.05 and $1.31 per Mcfe, respectively.

U.S. depreciation for the 2012 quarter was lower than the 2011 quarter primarily because of reduced carrying value of our midstream assets following their impairment in late 2011. Canada depreciation was higher due to increased capital spending on the Fortune Creek non-oil and gas properties in the second half of 2011.

Impairment Expense

We perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

In the 2012 quarter, we recognized $898.7 million and $93.2 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively.

In performing our quarterly ceiling tests, we utilize first-day-of-the-month prices for the preceding 12 months. Due to the decrease in forecasted natural gas and NGL prices during the third quarter 2012 compared to the third quarter 2011, there is a significant likelihood of further impairment of oil and gas properties. As of June 30, 2012, our U.S. and Canadian ceiling tests included $337 million and $125 million, respectively, in value for our derivatives treated as hedges. Absent this recognition, after tax we would have recognized $337 million of additional impairment expense for our U.S. oil and gas properties and $125 million for our Canadian oil and gas properties. If any of our derivatives we treat as hedges become ineligible for hedge treatment, it could significantly impact the amount of impairment that we recognize.

General and Administrative

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Cash expense	$11,700	$0.36	$10,772	$0.28
Audit and accounting fees	2,661	0.08	450	0.02
Equity compensation	4,044	0.12	4,548	0.12

Total	$18,405	$0.56	$15,770	$0.42

General and administrative expense for the 2012 quarter was greater than the 2011 quarter primarily due to an increase in professional services fees, primarily to our registered independent accounting firm.

Loss from Earnings of BBEP

We recorded our portion of BBEP’s earnings during the quarter in which its financial statements became publicly available. As a result, our 2011 quarter results of operations included BBEP’s earnings for the three months ended March 31, 2011. We sold the last of our BBEP Units in the fourth quarter of 2011.

We recognized losses of $26.2 million for equity earnings from our investment in BBEP for the 2011 quarter.

Other Income

Gains of $122.5 million were recognized in the 2011 quarter from the sale of 7.0 million BBEP Units in June 2011.

Fortune Creek Accretion

In December 2011, we entered into an agreement with KKR to form Fortune Creek to construct and operate midstream assets for natural gas produced by us and others primarily in British Columbia. In connection with the partnership formation, KKR contributed $125 million cash in exchange for a 50% interest in Fortune Creek. KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment.

Interest Expense

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Interest costs on debt outstanding	$42,488	$43,917
Add:
Fees paid on letters of credit outstanding	23	1,010
Premium paid-senior notes repurchased	-	571
Non-cash interest (1)	1,727	3,992

Total interest costs incurred	44,238	49,490
Less:
Interest capitalized	(4,162)	(1,938)

Interest expense	$40,076	$47,552

(1)	Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization.

Interest costs on debt outstanding for the 2012 quarter were lower when compared to the 2011 quarter primarily because of the lower amortization of deferred financing costs due to costs expensed in late 2011 related to the termination of the 2007 Senior Secured Credit Facility and the Initial U.S Credit Facility and the increase in capitalized interest on capital expenditures related to our exploratory plays.

Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Income tax (benefit) expense-U.S.	$(319,517)	$14,700
Effective tax rate-U.S.	35.0%	13.2%
Income tax (benefit) expense-Canada	$(27,372)	$4,808
Effective tax rate-Canada	25.5%	29.4%
Income tax (benefit) expense-total	$(346,889)	$19,508
Effective tax rate-total	34.0%	15.2%

The effective tax rate for the 2012 quarter reflects a projection of a full year of U.S. and Canadian taxable losses. Our income tax provision for the 2011 quarter reflected changes in the projected effective tax rate for 2011 as of June 30, 2011 to adjust for the sale of BBEP units in June 2011 and include the effects of our recognition of an assessment of $0.6 million in Canada related to a predecessor’s activities in 1997. The effective rate for the 2011 quarter reflected a projection of full year Canadian taxable loss partially offset by the projection of a full year of U.S. taxable income.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 and 2011

The following discussion compares the results of operations for the six months ended June 30, 2012 and 2011, or the 2012 period and 2011 period, respectively. “Other U.S.” refers to the combined amounts for our Sand Wash Asset and Bakken Asset.

Revenue

Production Revenue:

	Natural Gas		NGL		Oil		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Barnett Shale	$96.8	$188.1	$78.9	$106.0	$6.2	$6.8	$181.9	$300.9
Other U.S.	0.3	0.7	0.2	0.3	7.4	6.0	7.9	7.0
Hedging	85.0	45.4	6.6	(19.8)	-	-	91.6	25.6

Total U.S.	182.1	234.2	85.7	86.5	13.6	12.8	281.4	333.5
Horseshoe Canyon	22.3	41.1	0.1	0.1	-	-	22.4	41.2
Horn River	4.7	9.2	-	-	-	-	4.7	9.2
Hedging	13.8	14.1	-	-	-	-	13.8	14.1

Total Canada	40.8	64.4	0.1	0.1	-	-	40.9	64.5

Total	$222.9	$298.6	$85.8	$86.6	$13.6	$12.8	$322.3	$398.0

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	224.8	252.2	11,416	12,352	363	392	295.5	328.6
Other U.S.	0.7	0.7	26	24	463	378	3.7	3.2

Total U.S.	225.5	252.9	11,442	12,376	826	770	299.2	331.8
Horseshoe Canyon	55.6	58.8	7	5	-	-	55.6	58.8
Horn River	13.1	14.2	-	-	-	-	13.1	14.2

Total Canada	68.7	73.0	7	5	-	-	68.7	73.0

Total	294.2	325.9	11,449	12,381	826	770	367.9	404.8

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$2.37	$4.12	$37.96	$47.42	$94.13	$95.92	$3.38	$5.06
Other U.S.	2.22	4.22	54.33	77.89	87.95	87.95	11.84	12.02
Hedging	2.07	0.99	3.17	(8.83)	-	-	1.68	0.43

Total U.S.	$4.44	$5.11	$41.17	$38.65	$90.27	$92.02	$5.17	$5.55

Horseshoe Canyon	$2.21	$3.86	$70.16	$75.33	$-	$-	$2.22	$3.87
Horn River	1.98	3.60	13.98	-	-	-	1.98	3.60
Hedging	1.10	1.07	-	-	-	-	1.10	1.07

Total Canada	$3.27	$4.88	$69.79	$75.33	$-	$-	$3.27	$4.88

Total	$4.16	$5.06	$41.18	$38.66	$90.28	$92.02	$4.81	$5.43

The following table summarized the changes in our production revenue:

	Natural Gas
		NGL	Oil	Total
	(In thousands)
Revenue for the 2011 period	$298,549	$86,640	$12,817	$398,006
Volume variances	(9,615)	(7,470)	1,023	(16,062)
Hedge revenue variances	39,278	26,380	-	65,658
Price variances	(105,276)	(19,742)	(261)	(125,279)

Revenue for the 2012 period	$222,936	$85,808	$13,579	$322,323

Natural gas and NGL revenue for the 2012 period decreased from the 2011 period primarily due to lower realized prices without hedge gains. The decrease in natural gas volume from our Barnett Shale Asset was primarily due to production decline resulting from the aging of existing wells, and our capital spending pattern. Natural gas production volumes were also impacted by temporary shut-ins in support of new development activity.

Utilization of derivatives to hedge our sales of natural gas and NGL may result in realized prices varying from market prices that we receive from the sale of our production. Our production revenue for the 2012 period and 2011 period was higher by $105.4 million and $39.7 million, respectively, because of our hedging activities.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$19,870	$29,399
Purchases from others	1,659	10,587

Total	21,529	39,986
Costs of purchased natural gas sold
Purchases from Eni	19,906	29,287
Purchases from others	1,368	10,013

Total	21,274	39,300

Net sales and purchases of natural gas	$255	$686

Other Revenue

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Midstream revenue from third parties
Canada	$1,475	$1,630
Texas	609	550

Total midstream revenue	2,084	2,180
Gain from hedge ineffectiveness	4,899	818
Loss from hedge restructure	(14,555)	-
Gain (Loss) on commodity derivatives	(21,670)	19,115
Other	(578)	528

Total	$(29,820)	$22,641

In the 2011 period, we recognized $19.1 million of unrealized gain for derivatives that we entered into during 2011 that were not designated as hedges for accounting purposes. In January and February 2012, we terminated a number of our ten-year derivative instruments in exchange for derivative instruments with shorter durations at above market terms. The decrease in the fair value between the terminated ten-year instrument and the new shorter term instrument was recognized in the current period as a realized loss. Gains from hedge ineffectiveness were $4.9 million for the 2012 period as compared to $0.8 million for the 2011 period as our derivate instruments are based on NYMEX pricing and our production is sold at market prices other than NYMEX. At June 30, 2012, we did not have any basis swaps to offset the price differential. Unrealized losses recognized in 2012 is equal to the difference between the estimated fair value at the inception date and transaction cost for ten-year derivative instruments entered into during the period.

Operating Expense

Lease Operating

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per		Per
		Mcfe		Mcfe
Barnett Shale
Cash expense	$30,169	$0.56	$25,109	$0.42
Equity compensation	642	0.01	480	0.01

	$30,811	$0.57	$25,589	$0.43
Other U.S.
Cash expense	$4,298	$6.43	$2,617	$4.54
Equity compensation	87	0.13	99	0.17

	$4,385	$6.56	$2,716	$4.71
Total U.S.
Cash expense	$34,467	$0.63	$27,726	$0.46
Equity compensation	729	0.01	579	0.01

	$35,196	$0.64	$28,305	$0.47
Horseshoe Canyon
Cash expense	$13,634	$1.35	$15,985	$1.50
Equity compensation	208	0.02	269	0.03

	$13,842	$1.37	$16,254	$1.53
Horn River
Cash expense	$1,252	$0.53	$1,134	$0.44
Equity compensation	-	-	-	-

	$1,252	$0.53	$1,134	$0.44
Total Canada
Cash expense	$14,886	$1.19	$17,119	$1.30
Equity compensation	208	0.02	269	0.02

	$15,094	$1.21	$17,388	$1.32
Total Company
Cash expense	$49,353	$0.74	$44,845	$0.61
Equity compensation	937	0.01	848	0.01

	$50,290	$0.75	$45,693	$0.62

The Barnett Shale Asset experienced higher gas lift costs, workover expense and saltwater disposal costs compared to the 2011 period due to the aging of existing wells and costs to maintain production. Other U.S. lease operating costs were impacted on a gross and unit basis by increased production and costs for our Sand Wash Asset.

Lease operating expense for the 2012 period in Canada decreased compared to the 2011 period due to lower well and compressor repair and maintenance costs incurred during the 2012 period in the Horseshoe Canyon Asset.

Gathering, Processing and Transportation

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$75,102	$1.40	$82,389	$1.39
Other U.S.	7	0.01	7	0.01

Total U.S.	75,109	1.38	82,396	1.37
Horseshoe Canyon	2,029	0.20	2,235	0.21
Horn River	8,563	3.59	6,457	2.52

Total Canada	10,592	0.85	8,692	0.66

Total	$85,701	$1.28	$91,088	$1.24

Canadian GPT increased for the 2012 period as compared to the 2011 period both in total dollars and on a per Mcfe basis primarily as a result of fixed costs under our firm agreements with third parties. Canadian GPT includes unused firm capacity of $3.8 million and $1.2 million for the 2012 period and the 2011 period, respectively. GPT per Mcfe was flat in the U.S.

Production and Ad Valorem Taxes

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$2,644	$0.05	$4,032	$0.07
Other U.S.	411	0.69	543	0.92

Total U.S.	3,055	0.06	4,575	0.08
Horseshoe Canyon	52	0.01	75	0.01
Horn River	-	-	-	-

Total Canada	52	0.01	75	0.01

Total production taxes	3,107	0.05	4,650	0.06
Ad valorem taxes
U.S.	9,445	0.17	10,090	0.17
Canada	1,400	0.11	1,347	0.10

Total ad valorem taxes	10,845	0.16	11,437	0.16

Total	$13,952	$0.21	$16,087	$0.22

Depletion, Depreciation and Accretion

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$77,525	$1.42	$77,024	$1.28
Canada	17,631	1.41	19,756	1.49

Total depletion	95,156	1.42	96,780	1.32
Depreciation of other fixed assets
U.S.	$4,679	0.09	$6,057	0.10
Canada	4,577	0.37	3,029	0.23

Total depreciation	9,256	0.14	9,086	0.12
Accretion	1,969	0.03	1,309	0.02

Total	$106,381	$1.59	$107,175	$1.46

U.S. depletion for the 2012 period reflected an increase in the U.S. depletion rate partially offset by a decrease in U.S. production when compared to the 2011 period. Canadian depletion decreased in 2012 due to both a decrease in Canadian production and a decrease in the Canadian depletion rate when compared to the 2011 period. Following the impairment recognized in the 2012 period, we expect U.S. and Canadian depletion rates will be $1.05 and $1.31 per Mcfe, respectively.

U.S. depreciation for the 2012 period was lower than the 2011 period primarily because of reduced carrying value of our midstream assets following their impairment in late 2011. Canada depreciation was higher due to increased capital spending on the Fortune Creek non-oil and gas properties in the second half of 2011.

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

In the 2012 period, we recognized $961.0 million and $93.6 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively, as of June 30, 2012.

General and Administrative

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Cash expense	$23,871	$0.35	$24,002	$0.33
Audit and accounting fees	4,544	0.07	622	0.01
Equity compensation	9,086	0.14	9,537	0.13

Total	$37,501	$0.56	$34,161	$0.47

General and administrative expense for the 2012 period was greater than the 2011 period primarily due to an increase in professional services fees, primarily to our registered independent accounting firm.

Crestwood Earn-Out

In February 2012, we collected $41 million of earn-out payments from Crestwood, which is presented as Crestwood earn-out in the condensed consolidated statement of income for the six months ended June 30, 2012.

Loss from Earnings of BBEP

We recorded our portion of BBEP’s earnings during the quarter in which its financial statements became publicly available. As a result, our 2011 period results of operations included BBEP’s earnings for the six months ended March 31, 2011. We sold the last of our BBEP Units in the fourth quarter of 2011.

We recognized losses of $47.1 million for equity earnings from our investment in BBEP for the 2011 period.

Other Income

Gains of $123.8 million were recognized in the 2011 period from the sale of 7.1 million BBEP Units.

Fortune Creek Accretion

In December 2011, we entered into an agreement with KKR to form Fortune Creek to construct and operate midstream assets for natural gas produced by us and others primarily in British Columbia. In connection with the partnership formation, KKR contributed $125 million cash in exchange for a 50% interest in Fortune Creek. KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment.

Interest Expense

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Interest costs on debt outstanding	$84,531	$87,114
Add:
Fees paid on letters of credit outstanding	52	1,259
Premium paid - senior notes repurchased	-	571
Non-cash interest (1)	3,469	7,872

Total interest costs incurred	88,052	96,816
Less:
Interest capitalized	(7,806)	(3,086)

Interest expense	$80,246	$93,730

(1)	Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization.

Interest costs on debt outstanding for the 2012 period were lower when compared to the 2011 period primarily because of the lower amortization of deferred financing costs due to costs expensed in late 2011 related to the termination of the 2007 Senior Secured Credit Facility and the Initial U.S Credit Facility and the increase in capitalized interest on capital expenditures related to our exploratory plays.

Income Taxes

The effective tax rates for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Income tax (benefit) expense - U.S.	$(339,663)	$29,632
Effective tax rate - U.S.	34.7%	34.2%
Income tax (benefit) expense - Canada	$(32,320)	$(6,100)
Effective tax rate - Canada	25.6%	21.9%
Income tax (benefit) expense - total	$(371,983)	$23,532
Effective tax rate - total	33.7%	38.4%

The effective tax rate for the 2012 period reflects a projection of a full year of U.S. and Canadian taxable losses. We expect that the consolidated effective tax rate of 33.7% for the 2012 period will be our effective tax rate for all of 2012 based upon our projection of pretax income and estimated permanent differences for 2012. The effective rate for the 2011 period reflected a projection of full year Canadian taxable loss partially offset by the projection of a full year of U.S. taxable income.

Quicksilver Resources Inc. and its Restricted Subsidiaries

Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 12 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.

The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of June 30, 2012. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.

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

For the remainder of 2012 through 2021, price collars and swaps hedge a portion of our natural gas and NGL revenue. The following summarizes future production hedged with commodity derivatives as of June 30, 2012.

Production	Daily Production
Year	Gas	NGL
	MMcfd	MBbld
2012	230	7
2013	150	-
2014-2015	110	-
2016-2021	45	-

The following summarizes our cash flow activity for the 2012 period and 2011 period:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$99,516	$123,352
Net cash used by investing activities	(262,700)	(258,610)
Net cash provided by financing activities	163,314	82,094

Operating Cash Flows

Net cash provided by operations for the 2012 period decreased from the 2011 period due to lower realized prices (including hedging effects) partially offset by positive changes in working capital.

Investing Cash Flows

Costs incurred for property, plant and equipment for the 2012 period and 2011 period were as follows:

	United States	Canada	Consolidated
	(In thousands)
For the Six Months Ended June 30, 2012
Exploration and development	$116,977	$157,401	$274,378
Midstream	636	10,803	11,439
Administrative	2,444	3,003	5,447

Total	$120,057	$171,207	$291,264

For the Six Months Ended June 30, 2011
Exploration and development	$246,515	$49,870	$296,385
Midstream	9,671	48,754	58,425
Administrative	5,196	244	5,440

Total	$261,382	$98,868	$360,250

Costs incurred reflect the true nature of the activity of the 2012 capital program, while capital expenditures per the condensed consolidated statement of cash flows also reflect the related changes in working capital. Our 2012 capital costs incurred have decreased for the U.S. as a result of our overall decrease in capital spend in 2012 compared to 2011. The increase in the costs incurred for exploration and development activities in Canada in 2012 when compared to 2011 relates to a significant completion program in the Horn River Basin. Our capital costs incurred for midstream operations during the 2011 period reflect the construction of infrastructure to gather, compress and deliver our Horn River gas production to third-party processing facilities.

We received a $41.1 million earn-out payment from Crestwood in February 2012. During the 2011 period, we sold 7.1 million BBEP Units for total proceeds of $134.4 million. Both of these receipts were recorded as investing activities.

Financing Cash Flows

Net financing cash flows in the 2012 period include net borrowings of $167.7 million under our Combined Credit Agreements. Net financing cash flows in the 2011 period included $7.4 million of purchases and retirements of our senior notes and net borrowings of $93.7 million under our 2007 Senior Secured Credit facility.

Liquidity and Borrowing Capacity

At June 30, 2012, the Combined Credit Agreements’ global borrowing base was $1.075 billion and the global letter of credit capacity increased from $175 million to $200 million in June 2012 in accordance with the Combined Credit Agreements. At June 30, 2012, there was $619 million available under the Combined Credit Agreements. In light of current prices for natural gas and NGLs, we amended our Combined Credit Agreements in August 2012 primarily to loosen the financial covenants contained therein through the second quarter of 2014. The next semi-annual redetermination of our global borrowing base was scheduled to be completed in October 2012. However, in conjunction with the amendments to our Combined Credit Agreements, our borrowing base was also redetermined. Our ability to remain in compliance with the amended financial covenants in our Combined Credit Agreements may be affected by events beyond our control, including market prices for our products, the success of our drilling efforts and production volumes. Any future inability to comply with these covenants, unless waived by the requisite lenders, could adversely affect our liquidity by rendering us unable to borrow further under our credit facilities and by accelerating the maturity of our indebtedness. As a result of the amendment and the redetermination process, the following changes were made to the Combined Credit Agreements:

•	Reduction of the currently applicable global borrowing base to $850 million from $1.075 billion

•	Increase of the applicable margin by 0.50% for each type of loan and issued letters of credit, and setting of the commitment fee on unutilized availability to 0.50%

•

Reduction of the minimum required interest coverage ratio from 2.5 to 1.5 for the quarter ending September 30, 2012 through the quarter ending March 31, 2014, then increasing to 2.0 for the quarter ending June 30, 2014, and reverting to 2.5 thereafter

•	Addition of a maximum senior secured debt leverage ratio of 2.5 beginning in the quarter ending September 30, 2012

•	Until the later of June 30, 2013, or such time as the total leverage ratio for the prior twelve month period is less than or equal to 4.0:
•	Restrict the ability to issue certain additional types of debt;
•	Limit the aggregate amount of restricted payments to $15 million;
•	Restrict the ability to repay existing debt securities if global borrowing base utilization equals or exceeds 25%; and
•

Require a dollar for dollar repayment of the Combined Credit Agreements together with any repayment of existing debt securities if the global borrowing base utilization is less than 25% until the Combined Credit Agreements are paid in full, at which time existing debt securities may be repaid in any amounts; and

•	Restrict the ability to terminate certain oil and gas hedging arrangements through 2014.

Our debt ratings were recently reduced by Moody’s and by Standard & Poors and remain on review for downgrade and on negative outlook, respectively. If the rating agencies were to further reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced, and we may be required to post collateral under selected contracts and with counterparties. These events may have an adverse effect on our results of operations, financial condition and cash flows. In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding securities.

Additional information about our debt and related covenants are more fully described in Note 6 to the condensed consolidated financial statements in Item 1 of this Quarterly Report. The information presented above is qualified in all respects by reference to the full text of the covenants, provisions and related definitions contained in the documents governing the various components of our debt.

We anticipate that our remaining 2012 capital program of approximately $70 million will be funded by cash flow from operations and will not require further utilization of our Combined Credit Agreements. We have significant commitments to deliver gas for gathering and transport, in particular from our Horn River Asset, and must pay fees related to those services whether or not we deliver gas. These commitments limit our flexibility to further reduce our capital program. In addition, if our drilling efforts are not successful or production volumes are lower than we anticipate, we may expand our capital program in order to satisfy our delivery commitments or be required to pay fees with respect to gas delivery shortfalls. Any significant increase in our capital program could require us to raise additional capital, which we cannot provide assurance that we could do on acceptable terms or at all.

Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or other securities, other possible capital markets transactions or the sale of assets, the proceeds of which could be used to repay current indebtedness or for other corporate purposes. We will also consider from time to time additional acquisitions of, and investments in, assets or businesses that complement our existing asset portfolio. Acquisition transactions, if any, are expected to be financed through cash on hand and from operations, utilization of our Combined Credit Agreements, the issuance of debt or other securities or a combination of those sources.

Financial Position

The following impacted our balance sheet as of June 30, 2012, as compared to our balance sheet as of December 31, 2011:

•

Our accounts receivable balance decreased $30.6 million from December 31, 2011 to June 30, 2012 primarily due to the collection of $14.8 million for a non-income tax matter in Canada and a decrease of $22.6 million in production receivables due to lower realized prices before hedges at June 30, 2012 compared to December 31, 2011, partially offset by an increase of $9.7 million in a non-income tax receivable from the Canadian government from year-end.

•

Our net property, plant and equipment balance decreased $864.5 million from December 31, 2011 to June 30, 2012. We incurred capital cost of $291 million during 2012 and also recognized assets for retirement obligations established for new wells and facilities. Changes to U.S.-Canadian exchange rates further increased our property, plant and equipment balances $2.4 million. Offsetting the increases was $1,159.0 million of DD&A and impairment expense.

•

The valuation of our current and non-current net deferred income tax liability was $353.9 million lower from December 31, 2011 to June 30, 2012 due to a deferred income tax benefit recognized on book impairment charges recorded in 2012.

•

The $30.7 million decrease in accounts payable was due to a reduction in accrued capital expenditures of $8.9 million from the December 31, 2011 amount and a decrease in trade payables of $21.8 million from December 31, 2011.

•	Long-term debt increased $167.7 million for net borrowings under the Combined Credit Agreements.

Contractual Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commitments as reported in our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2011 Annual Report on Form 10-K. These critical estimates, for which no significant changes occurred during the six months ended June, 2012, include estimates and assumptions for:

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

OFF-BALANCE SHEET ARRANGEMENTS

Our contracts with NGTL provide financial assurances to it during the construction phase of the NGTL Project, which as of July 2012 is expected to continue through 2015. Assuming the project is fully constructed at estimated costs of C$257.4 million, we expect to provide letters of credit through 2015. Item 8, Note 14 in our 2011 Annual Report on Form 10-K contains additional information about our contracts with NGTL.

In July 2012, we increased our letters of credit provided by C$35.6 million to a total of C$68.3 million in accordance with the agreement for construction of the NGTL Project. Subsequently, construction has been delayed for one year. This delay is the result of the in-service date having been moved to the summer of 2015. Accordingly, we anticipate the financial assurances will be reduced by approximately C$45 million and the schedule for increasing financial assurances will also be adjusted for the delay in construction with no additional letters of credit to be provided until 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In June 2011, the FASB issued an amendment to accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under the amended guidance, the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income may be made either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective for us beginning with the quarter ended March 31, 2012, and requires retrospective application to earlier periods presented. Our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 contain the required disclosures. The implementation of this accounting pronouncement resulted in increased disclosure in Note 12.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. This guidance became effective for us beginning with the quarter ended March 31, 2012. The adoption of this accounting pronouncement did not have an effect on the fair value measurement, but rather expanded upon existing disclosures.

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of arrangements that permit offsetting assets and liabilities. The amendment expands the disclosure requirements to require both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment will be effective for us, beginning on January 1, 2013, and must be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements when implemented.

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

We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas and NGLs that vary from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $105.4 million and $39.7 million for the 2012 period and 2011 period, respectively. Other revenue was $31.3 million lower for the 2012 period due to hedge ineffectiveness, unrealized losses at inception of new long-dated derivative instruments and realized losses on hedge restructuring. Other revenue was $19.9 million higher for the 2011 period due to hedge ineffectiveness and unrealized losses on derivatives that we entered into during 2011 that were not designated as hedges for accounting purposes.

The following table details our open derivative positions at June 30, 2012:

Product	Type	Production Hedged	Remaining Contract Period	Volume	Weighted Avg Price Per Mcf or Bbl
Gas	Collar	U.S.	Jul 2012 -Dec 2012	20 MMcfd	6.50- 7.15
Gas	Collar	U.S.	Jul 2012 -Dec 2012	20 MMcfd	6.50- 7.18
Gas	Collar	U.S.	Jul 2012 -Dec 2012	20 MMcfd	6.50- 8.01
Gas	Swap	Canada	Jul 2012 -Dec 2012	5 MMcfd	6.20
Gas	Swap	Canada	Jul 2012 -Dec 2012	5 MMcfd	6.20
Gas	Swap	Canada	Jul 2012 -Dec 2012	10 MMcfd	6.22
Gas	Swap	Canada	Jul 2012 - Dec 2013	10 MMcfd	5.00
Gas	Swap	Canada	Jul 2012 - Dec 2015	10 MMcfd	6.42
Gas	Swap	Canada	Jul 2012 - Dec 2015	10 MMcfd	6.45
Gas	Swap	Canada	Jul 2012 -Dec 2021	10 MMcfd	4.63
Gas	Swap	U.S.	Jul 2012 - Dec 2013	10 MMcfd	5.00
Gas	Swap	U.S.	Jul 2012 - Dec 2013	10 MMcfd	5.00
Gas	Swap	U.S.	Jul 2012 - Dec 2013	10 MMcfd	5.00
Gas	Swap	U.S.	Jul 2012 - Dec 2015	20 MMcfd	6.00
Gas	Swap	U.S.	Jul 2012 - Dec 2015	10 MMcfd	6.00
Gas	Swap	U.S.	Jul 2012 - Dec 2015	5 MMcfd	6.23
Gas	Swap	U.S.	Jul 2012 - Dec 2015	5 MMcfd	6.20
Gas	Swap	U.S.	Jul 2012 - Dec 2015	5 MMcfd	5.68
Gas	Swap	U.S.	Jul 2012 -Dec 2021	5 MMcfd	6.20
Gas	Swap	U.S.	Jul 2012 -Dec 2021	10 MMcfd	4.54
Gas	Swap	U.S.	Jul 2012 -Dec 2021	5 MMcfd	4.38
Gas	Swap	U.S.	Jul 2012 -Dec 2021	5 MMcfd	4.35
Gas	Swap	U.S.	Jul 2012 -Dec 2021	10 MMcfd	4.37
NGL	Swap	U.S.	Jul 2012-Dec 2012	1 MBbld	42.81
NGL	Swap	U.S.	Jul 2012-Dec 2012	1 MBbld	43.07
NGL	Swap	U.S.	Jul 2012-Dec 2012	2 MBbld	43.94
NGL	Swap	U.S.	Jul 2012-Dec 2012	1 MBbld	47.99
NGL	Swap	U.S.	Jul 2012-Dec 2012	1 MBbld	46.55
NGL	Swap	U.S.	Jul 2012-Dec 2012	1 MBbld	46.75

These open derivative positions had a net fair value of $342.2 million as of June 30, 2012. In July 2012, we entered into a 10 MMcfd natural gas derivative covering January 2013 to December 2014 for $3.91 per Mcf.

The fair value of all derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value confirmed by counterparties. Estimates were determined by applying the differential between the prices in each derivative and market prices for future periods to the amounts stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on each contract at credit adjusted rates commensurate with federal treasury instruments with similar contractual lives.

Interest Rate Risk

In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes. We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments. During the 2012 period and the 2011 period, we recognized $2.5 million and 2.4 million, respectively, of those deferred gains as a reduction of interest expense.

Should we be required to borrow under our Combined Credit Agreements and based on interest rates as of June 30, 2012, each $50 million in borrowings would result in additional annual interest payments of $1.2 million. If the current borrowing availability under our Combined Credit Agreements were to be fully utilized by year-end 2012 at interest rates as of June 30, 2012, we estimate that annual interest payments would increase by $15.0 million. If interest rates change by 1% on our June 30, 2012 variable debt balances of $394.2 million, our annual pre-tax loss would decrease or increase by $3.9 million.

In the future, we may enter into interest rate derivative contracts on a portion of our outstanding debt to mitigate the risk of fluctuation of rates or manage the floating versus fixed rate risk.

Foreign Currency Risk

Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2012 period and the 2011 period resulted in a loss of $0.1 million and $0.9 million, respectively, and were included in other income. Furthermore, the Amended and Restated Canadian Credit Facility permits Canadian borrowings to be made in either U.S. or Canadian-denominated amounts. However, the aggregate borrowing capacity of the entire facility is calculated using the U.S. dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.

ITEM 4.  Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness regarding hedge accounting described below, we recorded an unrealized loss on hedge derivatives and have concluded that the financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial condition, results of operation and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As disclosed in our 2011 Annual Report on Form 10-K, a material weakness was identified related to the design and operating effectiveness of the computation of impairment of our non-oil and gas assets. In response to the identification of the material weakness, management has enhanced its process for documenting identification of impairment indicators, and the preparation and review of undiscounted recovery tests and discounted cash flow analyses for the quarters ended March 31 and June 30, 2012. Additionally management enhanced the process for preparation and review of the inputs to the asset retirement obligation and the depletion calculation for the quarters ended March 31 and June 30, 2012 in response to identified significant deficiencies as of December 31, 2011 related to these calculations. Management believes that these enhancements and improvements will, as performed in the current period and when repeated in future periods, remediate the material weakness and significant deficiencies described above.

For the quarter ended March 31, 2012, a material weakness was identified related to the operating effectiveness of the controls surrounding the computation of derivative value. The weakness principally relates to the inception valuation methodology used on our ten-year derivatives entered into during the quarter ended March 31, 2012. Although the valuation produced an accounting result that conformed to GAAP, it was not consistent with the valuation methodology we use for our other derivatives. To a lesser extent, the weakness relates to the preparation and review of the inputs to the valuation model. In response to this material weakness, for the quarter ended June 30, 2012, management has enhanced its process to value derivatives with particular emphasis on long-dated derivatives. Management believes that these enhancements and improvements will, as performed in the current period and when repeated in future periods, remediate the material weakness.

There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

There have been no other material changes in the legal proceedings described in Part I, Item 3 included in our 2011 Annual Report on Form 10-K.

ITEM 1A.   Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A included in our 2011 Annual Report on Form 10-K.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 2012	4,487	$5.04	-	-
May 2012	-	$-	-	-
June 2012	-	$-	-	-

Total	4,487	$5.04	-	-

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.

We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business. In addition, we have debt agreements that restrict the payment of dividends.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Entry into a Material Definitive Agreement

On August 6, 2012, Quicksilver Resources Inc. (“Quicksilver”) and Quicksilver Resources Canada Inc. (“Quicksilver Canada”) entered into an Omnibus Amendment to the Combined Credit Agreements, among Quicksilver, Quicksilver Canada, the U.S. lenders party thereto, the Canadian lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (the “Amendment”). The Amendment amended the terms of the Combined Credit Agreement to, among other things:

•	Reduce the currently applicable Global Borrowing Base to $850 million from $1.075 billion;

•	Increase the applicable margin by 0.50% for each type of loan and issued letters of credit, and set the commitment fee on unutilized availability to 0.50%;

•

Reduce the minimum required interest coverage ratio from 2.5 to 1.5 for the quarter ending September 30, 2012 through the quarter ending March 31, 2014, then increasing to 2.0 for the quarter ending June 30, 2014, and reverting to 2.5 thereafter;

•	Add a maximum senior secured debt leverage ratio of 2.5 beginning in the quarter ending September 30, 2012;

•	Until the later of June 30, 2013, or so long as the total leverage ratio for the prior twelve month period is less than or equal to 4.0:

•	Restrict the ability to issue certain types of debt;
•	Limit the aggregate amount of restricted payments to $15 million;
•	Restrict the ability to repay of existing debt securities if global borrowing base utilization equals or exceeds 25%; and
•

Require a dollar for dollar repayment of the Combined Credit Agreements together with any repayment of existing debt securities if the global borrowing base utilization is less than 25% until the Combined Credit Agreements are paid in full, at which time existing debt securities may be repaid in any amount; and

•	Restrict the ability to terminate certain oil and gas hedging arrangements through 2014.

The foregoing description is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Certain of the parties to the Amendment and their respective affiliates have, from time to time, performed, and may in the future perform, various financial, advisory, commercial banking and investment banking services for Quicksilver and Quicksilver’s affiliates in the ordinary course of business for fees and expenses.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Seventeenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.2	Eighteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.3	Nineteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.4	Twentieth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
10.1	Quicksilver Resources Inc. Fifth Amended and Restated 2006 Equity Plan					†
10.2	Quicksilver Resources Inc. 2012 Executive Bonus Plan	8-K	001-14837	10.1	4/19/12
10.3	Omnibus Amendment No.1 to Combined Credit Agreements, dated as of May 23, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
10.4	Omnibus Amendment No.2 to Combined Credit Agreements, dated as of August 6, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2012	Quicksilver Resources Inc.

	By:	/s/ John C. Regan
John C. Regan
Senior Vice President-Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Seventeenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.2	Eighteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.3	Nineteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
4.4	Twentieth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee					†
10.1	Quicksilver Resources Inc. Fifth Amended and Restated 2006 Equity Plan					†
10.2	Quicksilver Resources Inc. 2012 Executive Bonus Plan	8-K	001-14837	10.1	4/19/12
10.3	Omnibus Amendment No.1 to Combined Credit Agreements, dated as of May 23, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
10.4	Omnibus Amendment No.2 to Combined Credit Agreements, dated as of August 6, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡