Form 10-Q
period 2013-03-31
QUICKSILVER RESOURCES INC
filed 2013-05-13
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of April 30, 2013
Common Stock, $0.01 par value	176,523,091 shares

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
“NGTL” means NOVA Gas Transmission Ltd., a subsidiary of TransCanada PipeLines Limited
“Niobrara Asset” means our operations and our assets in the Niobrara formation in northwest Colorado, which we are jointly developing with SWEPI LP
“SEC” means the U.S. Securities and Exchange Commission
“Southern Alberta Asset” means our operations and our assets in the Southern Alberta basin of northern Wyoming and Montana, including our Cutbank field operations and assets
“SWEPI” means SWEPI LP, a subsidiary of Royal Dutch Shell plc
“Tokyo Gas Transaction” means the sale of an undivided 25% of our Barnett Shale Asset to TGBR
“TGBR” means TG Barnett Resources LP
“VIE” means variable interest entity
“West Texas Asset” means our operations and our assets in the Midland and Delaware basins in West Texas prospective in the Bone Springs and Wolfcamp formations, principally concentrated in three areas: Jeff Davis and Reeves Counties, Upton and Crockett Counties and Pecos County

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

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

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended March 31,
	2013	2012
		(Restated)
Revenue
Production	$132,614	$166,454
Sales of purchased natural gas	16,558	12,086
Net derivative gains (losses) (including realized gains of $9,596 and $5,583 respectively)	(31,369)	(6,664)
Other	900	990
Total revenue	118,703	172,866
Operating expense
Lease operating	24,895	28,691
Gathering, processing and transportation	39,824	43,077
Production and ad valorem taxes	5,484	6,763
Costs of purchased natural gas	16,518	11,937
Depletion, depreciation and accretion	18,256	54,439
Impairment	—	317,928
General and administrative	16,163	19,095
Other operating	1,437	18
Total expense	122,577	481,948
Crestwood earn-out	—	41,097
Operating income (loss)	(3,874)	(267,985)
Other income - net	(150)	93
Fortune Creek accretion	(4,845)	(4,741)
Interest expense	(43,942)	(40,170)
Income (loss) before income taxes	(52,811)	(312,803)
Income tax (expense) benefit	(6,896)	101,238
Net income (loss)	$(59,707)	$(211,565)
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(14,755)	(28,589)
Net change in derivative fair value - net of income tax	—	61,287
Foreign currency translation adjustment	301	1,451
Other comprehensive income (loss)	(14,454)	34,149
Comprehensive income (loss)	$(74,161)	$(177,416)
Earnings (loss) per common share - basic	$(0.35)	$(1.24)
Earnings (loss) per common share - diluted	$(0.35)	$(1.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$9,850	$4,951
Accounts receivable - net of allowance for doubtful accounts	57,419	64,149
Derivative assets at fair value	54,566	113,367
Other current assets	25,881	25,046
Total current assets	147,716	207,513
Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $304,340 and $307,267, respectively)	788,900	780,960
Other property and equipment	238,632	248,098
Property, plant and equipment - net	1,027,532	1,029,058
Derivative assets at fair value	96,314	105,270
Other assets	37,647	39,947
	$1,309,209	$1,381,788
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$17,857	$37,131
Accrued liabilities	105,854	130,660
Derivative liabilities at fair value	532	—
Total current liabilities	124,243	167,791
Long-term debt	2,108,319	2,063,206
Partnership liability	129,814	130,912
Asset retirement obligations	115,665	115,949
Derivative liabilities at fair value	14,858	17,485
Other liabilities	19,242	19,242
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 182,882,012 and 179,015,118 shares issued, respectively	1,829	1,790
Paid in capital in excess of par value	756,388	751,394
Treasury stock of 6,288,230 and 5,921,102 shares, respectively	(50,502)	(49,495)
Accumulated other comprehensive income	147,039	161,493
Retained deficit	(2,057,686)	(1,997,979)
Total stockholders' equity	(1,202,932)	(1,132,797)
	$1,309,209	$1,381,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2011	$1,770	$737,015	$(46,351)	$214,858	$354,627	$1,261,919
Net income	—	—	—	—	(211,565)	(211,565)
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $14,928	—	—	—	(28,589)	—	(28,589)
Net change in derivative fair value, net of income tax of $33,802	—	—	—	61,287	—	61,287
Foreign currency translation adjustment	—	—	—	1,451	—	1,451
Issuance and vesting of stock compensation	19	5,610	(2,341)	—	—	3,288
Stock option exercises	1	10	—	—	—	11
Balances at March 31, 2012, restated (1)	$1,790	$742,635	$(48,692)	$249,007	$143,062	$1,087,802

Balances at December 31, 2012	$1,790	$751,394	$(49,495)	$161,493	$(1,997,979)	$(1,132,797)
Net loss	—	—	—	—	(59,707)	(59,707)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $6,944	—	—	—	(14,755)	—	(14,755)
Foreign currency translation adjustment	—	—	—	301	—	301
Issuance and vesting of stock compensation	39	4,994	(1,007)	—	—	4,026
Balances at March 31, 2013	$1,829	$756,388	$(50,502)	$147,039	$(2,057,686)	$(1,202,932)
(1) Note 1 contains additional information
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Three Months Ended March 31,
	2013	2012
		(Restated)
Operating activities:
Net income (loss)	$(59,707)	$(211,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	18,256	54,439
Impairment expense	—	317,928
Crestwood earn-out	—	(41,097)
Deferred income tax expense (benefit)	6,596	(101,586)
Non-cash loss from hedging and derivative activities	43,920	18,251
Stock-based compensation	5,033	5,630
Non-cash interest expense	1,858	1,742
Fortune Creek accretion	4,845	4,741
Other	925	(29)
Changes in assets and liabilities
Accounts receivable	6,730	32,612
Prepaid expenses and other assets	(190)	(1,874)
Accounts payable	(17,299)	(16,319)
Accrued and other liabilities	(25,361)	(35,503)
Net cash provided by (used in) operating activities	(14,394)	27,370
Investing activities:
Purchases of property, plant and equipment	(27,442)	(174,922)
Proceeds from Crestwood earn-out	—	41,097
Proceeds from sale of properties and equipment	608	460
Net cash used by investing activities	(26,834)	(133,365)
Financing activities:
Issuance of debt	54,040	161,658
Repayments of debt	(4,011)	(53,115)
Debt issuance costs paid	—	(191)
Distribution of Fortune Creek Partnership funds	(3,198)	—
Proceeds from exercise of stock options	—	10
Purchase of treasury stock	(1,007)	(2,341)
Net cash provided by financing activities	45,824	106,021
Effect of exchange rate changes in cash	303	(140)
Net increase (decrease) in cash	4,899	(114)
Cash at beginning of period	4,951	13,146
Cash at end of period	$9,850	$13,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. ACCOUNTING POLICIES AND DISCLOSURES
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of March 31, 2013 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.
Restatement of Previously Issued Unaudited Financial Statements
The consolidated financial statements as of and for the three months ended March 31, 2012 were restated as more fully disclosed within Item 8, Note 2 and the Supplemental Selected Quarterly Financial Data in the 2012 Annual Report on Form 10-K. The restatement is the result of our documentation failing to give consideration to all sources of ineffectiveness for derivatives entered into during 2012 that had fair value on the dates they were initially designated as hedges. These derivatives did not qualify for hedge accounting in 2012 and their changes in value required recognition in earnings. Because the derivatives did not qualify for hedge accounting, their inclusion in the U.S. and Canadian full cost ceiling was inappropriate. Thus, our full cost ceiling calculations were revised and resulted in restatements to increase impairment expense recognized. Also, we determined that the deferred taxes used in our Canadian ceiling test included temporary differences for non-property related items. Income taxes have also been restated to reflect the foregoing restated items.
The derivative restatement decreased production revenue by $3.6 million and $1.8 million for the U.S. and Canada, respectively, while derivative gains increased $20.7 million and $12.0 million for the U.S. and Canada, respectively. Impairment expense increased as the result of these derivatives no longer being included in the cost center ceiling by $115.7 million and $139.5 million for the U.S. and Canada, respectively. The income tax impact of these adjustments resulted in an increase to the tax benefit of $41.9 million and $34.2 million for the U.S. and Canada, respectively. Our consolidated net loss increased $151.6 million, which decreased our retained earnings by the same amount. Other comprehensive income and AOCI decreased $33.0 million as a result of these adjustments. The restatement increased diluted net loss per share by $0.89, from diluted net loss per share of $0.35 as previously reported, to diluted net loss per share of $1.24.
Recently Issued Accounting Standards
Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our 2012 Annual Report on Form 10-K.
2. DIVESTITURES
In March 2013, we entered into a Purchase and Sale Agreement with TGBR, a subsidiary of Tokyo Gas Co., Ltd., to sell an undivided 25% of our Barnett Shale Asset for a cash purchase price of $485 million. The transaction closed in April 2013, but was effective as of September 1, 2012. The purchase price was subject to customary purchase price adjustments, which resulted in TGBR paying us $463.4 million. We expect to recognize a gain in excess of $300 million before consideration of income taxes as a result of this transaction.
In October 2010, we completed the sale of all of our interests in KGS to Crestwood. As part of the sale, we had the right to collect future earn-out payments through 2013. In February 2012, we collected $41 million of these earn-out payments which is presented as “Crestwood earn-out” in the condensed consolidated statement of income. We will not receive additional earn-out payments in 2013.
Note 3 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains additional information regarding the Crestwood Transaction.

3. DERIVATIVES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the use of input levels:

	Asset Derivatives		Liability Derivatives
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

	(in thousands)		(in thousands)
Level 2 inputs	$146,686	$207,042	$2,159	$959
Level 3 inputs	4,194	11,595	13,231	16,526
Total	$150,880	$218,637	$15,390	$17,485

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value reported by counterparties. The fair value of derivative instruments designated “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. Currently, only our natural gas derivatives with an original tenure of 10 years utilize “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable inputs are the market prices for the latter half of the 10-year term as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range from $4.02 to $5.79 and are based upon prices quoted in active markets for the period of time available and applying the differential from this period of time to the market prices for the later years in the term.
The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Balance at beginning of period	$(4,931)	$150,989
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(18)	328
Transfers out of Level 3	—	(153,418)
Settlements in production revenue	—	(3,738)
Settlements in net derivative gains (losses)	(4,088)	(6,876)
Unrealized gains reported in OCI	—	34,302
Balance at end of period	$(9,037)	$21,587

Total gains or losses included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$(92)	$328

In 2012, transfers from Level 3 to Level 2 represent our ten-year derivative instruments that were exchanged in January and February 2012 for derivative instruments with shorter durations and are valued on the date of the transfer.

Commodity Price Derivatives
As of March 31, 2013, we had natural gas swaps as follows:

Production Year	Daily Production Volume
MMcfd
2013	200
2014	170
2015	150
2016-2021	40
Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date will be recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 will be released into revenue from natural gas, NGL and oil production during the following periods in which we expect the underlying production to occur as follows:

(In thousands)
Remainder of 2013	$50,420
2014	37,084
2015	33,191
2016	13,476
2017	12,531
2018 and thereafter	41,443
$188,145
Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months would result in a gain of $60.0 million net of income taxes.
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
During the three months ended March 31, 2013 and 2012, we recognized $1.3 million and $1.2 million, respectively, of those deferred gains as a reduction of interest expense. The remaining $15.4 million deferral of the 2010 early settlements from all interest rate swaps will continue to be recognized as a reduction of interest expense over the life of the associated underlying debt instruments currently scheduled as follows:

(In thousands)
Remainder of 2013	$4,197
2014	6,012
2015	4,669
2016	568
$15,446

Fair Value Disclosures
The estimated fair value of our derivative instruments at March 31, 2013 and December 31, 2012 were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

	(In thousands)		(In thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$56,935	$113,367	$2,369	$—
Noncurrent derivative assets	97,529	107,542	1,215	2,272
Current derivative liabilities	—	—	532	—
Noncurrent derivative liabilities	—	92	14,858	17,577
Total derivatives not designated as hedges	$154,464	$221,001	$18,974	$19,849
Derivative assets and liabilities shown in the table above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying condensed consolidated balance sheets. The change in carrying value of our commodity price derivatives since December 31, 2012 principally resulted from the overall increase in market prices for natural gas relative to the prices in our open derivative instruments, offset by settlements during the period.
The changes in the carrying value of our derivatives accounted for as hedges for the three months ended March 31, 2012 are presented below:

For the Three Months Ended March 31,
2012
Commodity Hedges

(In thousands)
Derivative fair value at beginning of period	$342,799
Settlements in production revenue	(41,737)
Settlements in net derivative (gains) losses	(3,820)
Ineffectiveness reported in net derivative gains (losses)	(5,241)
Unrealized gains (losses) reported in OCI	99,894
Derecognition of hedge	(180,732)
Derivative fair value at end of period	$211,163
Hedge derivative ineffectiveness resulted in gains of $5.2 million for the three months ended March 31, 2012 which is included in net derivative gains (losses).
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 are included in Note 5.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012

	(In thousands)
Oil and gas properties
Subject to depletion	$5,772,071	$5,770,913
Unevaluated costs	304,340	307,267
Accumulated depletion	(5,287,511)	(5,297,220)
Net oil and gas properties	788,900	780,960
Other plant and equipment
Pipelines and processing facilities	370,219	375,248
General properties	74,432	75,147
Accumulated depreciation	(206,019)	(202,297)
Net other property and equipment	238,632	248,098
Property, plant and equipment, net of accumulated depletion and depreciation	$1,027,532	$1,029,058

Ceiling Test Analysis and Impairment
For the quarter ended March 31, 2012, we recorded impairment expense of $178.0 million and $139.9 million for our U.S. and Canadian oil and gas properties, respectively.
Notes 2 and 8 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contain additional information regarding our property, plant and equipment and our quarterly ceiling test analysis.

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Combined Credit Agreements	$433,475	$388,150
Senior notes due 2015, net of unamortized discount	436,060	435,851
Senior notes due 2016, net of unamortized discount	580,566	579,795
Senior notes due 2019, net of unamortized discount	292,772	292,622
Senior subordinated notes due 2016	350,000	350,000
Total debt	2,092,873	2,046,418
Unamortized deferred gain-terminated interest rate swaps	15,446	16,788
Current portion of long-term debt	—	—
Long-term debt	$2,108,319	$2,063,206
Credit Facilities
The Combined Credit Agreements’ global borrowing base was $850 million and the global letter of credit capacity was $240 million as of March 31, 2013. At March 31, 2013, we had $372.5 million available under the Combined Credit Agreements.
We amended our Combined Credit Agreements in April 2013, which amendment provided for certain changes to the Combined Credit Agreements, including the following:

•	Permit the sale and transfer of a 25% interest in Quicksilver’s Barnett Shale assets to TGBR

•	Reduce the global borrowing base to $350 million from $850 million, including a reduction due to the Tokyo Gas Transaction

•	Reduce the minimum required interest coverage ratio to the following:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q2 2013	1.25	Q1 2015	1.10
Q3 2013	1.25	Q2 2015	1.15
Q4 2013	1.25	Q3 2015	1.15
Q1 2014	1.20	Q4 2015	1.20
Q2 2014	1.15	Q1 2016	1.50
Q3 2014	1.10	Q2 2016	2.00
Q4 2014	1.10

•	Permit up to $800 million of second lien debt, subject to customary intercreditor terms

•
Permit redemption of existing notes or permitted additional debt with the proceeds from certain asset sales and permitted second lien debt, provided utilization under the global borrowing base after giving effect to such transactions is less than 75% and compliance with other customary conditions

•	Reduce the maximum senior secured debt leverage ratio to 2.0 and exclude permitted second lien debt from the senior secured debt definition

•	Increase the applicable margin by 0.75% for each type of loan and issued letters of credit

•	Increase the minimum mortgage properties requirement to 87.5% from 80% of proved hydrocarbon interests evaluated in the then most recent reserve report.
In April 2013, we received net cash proceeds of $463.4 million for the sale of 25% of the company's Barnett Shale assets to TGBR. The proceeds were used to reduce outstanding borrowings under the Combined Credit Agreements by approximately $250 million, with the remainder retained in cash.
Indenture Restrictions
We have an incurrence test under our indentures that requires EBITDA to exceed interest expense by 2.25 times. At March 31, 2013, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and to refinance existing debt. Not meeting this ratio does not represent an event of default under our indentures. We are presently unable to predict when or if we will meet the incurrence test.

Summary of All Outstanding Debt
The following table summarizes certain significant aspects of our long-term debt outstanding at March 31, 2013.

Priority on Collateral and Structural Seniority (1)
	Highest priority				Lowest priority
	Equal priority	Equal Priority
	Combined Credit Agreements	2015 Senior Notes	2016 Senior Notes	2019 Senior Notes	Senior Subordinated Notes
Principal amount (2)	$850 million	$438 million	$591 million	$298 million	$350 million
Scheduled maturity date	September 6, 2016	August 1, 2015	January 1, 2016	August 15, 2019	April 1, 2016
Interest rate on outstanding borrowings at March 31, 2013 (3)	3.28%	8.25%	11.75%	9.125%	7.125%
Base interest rate options (4) (5)	LIBOR, ABR, CDOR	N/A	N/A	N/A	N/A
Financial covenants (6)	- Minimum current ratio of 1.0 - Minimum EBITDA to cash interest expense ratio of 1.5 - Maximum senior secured debt leverage ratio of 2.5	N/A	N/A	N/A	N/A
Significant restrictive covenants (6)	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption (6)	Any time	August 1, 2012: 103.875 2013: 101.938 2014: par	July 1, 2013: 105.875 2014: 102.938 2015: par	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	April 1, 2013: 101.188 2014: par
Make-whole redemption (6)	N/A	N/A	Callable prior to July 1, 2013 at make-whole call price of Treasury +50 bps	Callable prior to August 15, 2014 at make-whole call price of Treasury +50 bps	N/A
Change of control (6)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Estimated fair value (7)	$433.5 million	$430.3 million	$601 million	$274.9 million	$294.4 million

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

(2)	The principal amount for the Combined Credit Agreements represents the global borrowing base as of March 31, 2013.

(3)	Represents the weighted average borrowing rate payable to lenders.

(4)
As of March 31, 2013, amounts outstanding under the Amended and Restated U.S. Credit Facility bear interest, at our election, at (i) adjusted LIBOR (as defined in the Amended and Restated U.S. Credit Facility) plus an applicable margin between 2.00% to 3.00%, (ii) ABR (as defined in the Amended and Restated U.S. Credit Facility), which is the greatest of (a) the prime rate announced by JPMorgan, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00%, plus, in each case under scenario (ii), an applicable margin between 1.00% to 2.00%. We also pay a per annum fee on the LC Exposure (as defined in the Amended and Restated U.S. Credit Facility) of all letters of credit issued under the Amended and Restated U.S. Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated U.S. Credit Facility of 0.50%.

(5)
As of March 31, 2013, amounts outstanding under the Amended and Restated Canadian Credit Facility bear interest, at our election, at (i) the CDOR Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.00% and 3.00%, (ii) the Canadian Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.00% and 2.00%, (iii) the U.S. Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.00% and 2.00% and (iv) adjusted LIBOR (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.00% to 3.00%. We pay a per annum fee on the LC Exposure (as defined in the Amended and Restated Canadian Credit Facility) of all letters of credit issued under the Amended and Restated Canadian Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated Canadian Credit Facility of 0.50%.

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

6. ASSET RETIREMENT OBLIGATIONS
The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the three months ended March 31, 2013.

(In thousands)
Beginning asset retirement obligations	$116,526
Additional liability incurred	103
Change in estimates	(92)
Accretion expense	1,370
Asset retirement costs incurred	(556)
Settlement of liability in excess of obligation recorded	56
Currency translation adjustment	(1,165)
Ending asset retirement obligations	116,242
Less current portion	(577)
Long-term asset retirement obligation	$115,665
7. INCOME TAXES
Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities. In addition, deferred tax balances must be adjusted to reflect tax rates that we expect will be in effect during years in which we expect the temporary differences will reverse. Net operating loss carry-forwards and other deferred tax assets are reviewed for recoverability, and if necessary, are recorded net of a valuation allowance. At March 31, 2013, our U.S. and Canadian valuation allowances are $557.1 million and $62.1 million, respectively, as we continue to believe that it is not more likely than not that we will realize the deferred tax benefits primarily related to our cumulative net operating losses. Income tax recognized for the three months ended March 31, 2013 is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized without a corresponding valuation allowance.

8. COMMITMENTS AND CONTINGENCIES
Contractual Obligations, Commitments and Contingencies
In March 2013, NGTL agreed to reduce our letter of credit for the Komie North Project to $14 million subsequent to the NEB recommendation against the Komie North Project. Based on discussions with NGTL we believe that NGTL will re-submit its application within the allowed time period, and is not requiring the C$26.4 million termination payment at this time. In pursuing the application, NGTL will solicit the participation of other producers in the area to address the issues raised by the NEB. Accordingly, no amounts have been recognized on our consolidated balance sheet as of March 31, 2013. Upon completion of the project, all construction-related financial assurances will expire.
In April 2013, we increased our outstanding letters of credit by C$13 million for the step-up of treating volumes in the Horn River Basin.
In December 2012, Vantage Fort Worth Energy LLC (“Plaintiff”) served a lawsuit against us and others in the 352nd Judicial District Court of Texas in Tarrant County asserting claims for trespass to try title, suit to quiet title, trespass and conversion in connection with 16 wells located on a 158.75 acre tract located in Tarrant County, Texas. On May 8, 2013, all parties to the suit entered into a settlement agreement, effective April 1, 2013, whereby we assigned to Plaintiff various property and equipment and Plaintiff agreed to non-suit all of the Defendants in the matter. The court entered its Order of Dismissal with prejudice on May 13, 2013. We recognized an expense of $0.4 million in connection with this settlement.
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
Note 14 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended March 31, 2013.
9. FORTUNE CREEK
We are partners with KKR in Fortune Creek, which operates midstream assets for natural gas produced by us and others primarily in British Columbia. The partnership established an area of mutual interest for the midstream business covering approximately 30 million potential acres which includes transportation and processing infrastructure and agreements.
In forming Fortune Creek, our Canadian subsidiary contributed an existing 20-mile, 20-inch gathering line and its related compression facilities, committed to minimum expenditures of $300 million for drilling and completion activities in our Horn River Asset between 2012 and 2014, of which we incurred $148.3 million as of March 31, 2013, and pursuant to the partnership agreement will be required to incur an additional $31.7 million by December 31, 2013, with the balance of the $300 million to be incurred by December 31, 2014. Additionally, we committed gas production from our Horn River Asset for ten years beginning 2012, as more fully described below. KKR contributed $125 million cash in exchange for a 50% interest in Fortune Creek. Our Canadian subsidiary has responsibility for the day-to-day operations of Fortune Creek.
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
10. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At March 31, 2013 and December 31, 2012, we had 176.6 million and 173.1 million shares of common stock outstanding, respectively.

Note 17 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains additional information about our equity-based compensation plan.
Stock Options
Options to purchase shares of common stock were granted in 2013 with an estimated fair value of $0.1 million. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the three months ended March 31:

	2013	2012
Weighted avg grant date fair value	$1.81	$4.25
Weighted avg risk-free interest rate	0.76%	1.15%
Expected life	5.3 years	6.0 years
Wtd avg volatility	75.0%	68.2%
Expected dividends	—	—

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	Shares	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2013	4,979,980	$10.23
Granted	58,576	2.93
Expired	(6,555)	9.33
Outstanding at March 31, 2013	5,032,001	$10.15	6.2	$—
Exercisable at March 31, 2013	3,780,023	$10.86	6.8	$—
As of March 31, 2013, we estimate that a total of 4.9 million stock options will become vested including those options already exercisable. As of March 31, 2013, the unrecognized compensation cost related to outstanding unvested stock options was $5.2 million, which is expected to be recognized in expense through June 2015. Compensation expense related to stock options of $1.0 million and $1.9 million was recognized for each of the three months ended March 31, 2013 and 2012, respectively.
Restricted Stock
The following table summarizes our restricted stock and stock unit activity for the three months ended March 31, 2013:

	Payable in shares		Payable in cash
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at January 1, 2013	3,099,135	$8.48	678,217	$7.71
Granted	5,093,626	2.96	1,322,352	2.97
Vested	(1,270,222)	9.75	(201,878)	9.69
Forfeited	(511,314)	3.98	(73,700)	4.41
Outstanding at March 31, 2013	6,411,225	$4.21	1,724,991	$3.98
As of March 31, 2013, the unrecognized compensation cost related to outstanding unvested restricted stock was $26.9 million, which is expected to be recognized in expense through March 2016. Grants of restricted stock and RSUs during the three months ended March 31, 2013 had an estimated grant date fair value of $19.0 million. The fair value of outstanding RSUs to be settled in cash is $3.9 million at March 31, 2013. For the three months ended March 31, 2013 and 2012, compensation expense of $4.5 million and $4.0 million, respectively, was recognized. The total fair value of shares vested during the three months ended March 31, 2013 was $4.0 million.

11. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended March 31,
	2013	2012
		(Restated)

	(In thousands, except per share data)
Net loss attributable to Quicksilver	$(59,707)	$(211,565)
Basic income allocable to participating securities (1)	—	—
Loss available to shareholders	$(59,707)	$(211,565)
Weighted average common shares – basic	171,826	169,939
Effect of dilutive securities (2)	—	—
Weighted average common shares – diluted	171,826	169,939
Earnings (loss) per common share – basic	$(0.35)	$(1.24)
Earnings (loss) per common share – diluted	$(0.35)	$(1.24)

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, should be included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended March 31, 2013, 5.0 million shares associated with our stock options and 0.9 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation. For the three months ended March 31, 2012, 5.5 million shares associated with our stock options and 0.3 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 19 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our senior notes and senior subordinated notes.
The following tables present financial information about Quicksilver and our restricted subsidiaries for the three-month period covered by the consolidated financial statements. Under the indentures for our senior notes and senior subordinated notes, Fortune Creek is not considered to be a subsidiary and therefore it is presented separately from the other subsidiaries for these purposes.
Condensed Consolidating Balance Sheets

	March 31, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$205,156	$109,951	$67,481	$(221,780)	$160,808	$13,962	$826	$(27,880)	$147,716
Property and equipment	631,481	16,314	291,083	—	938,878	—	88,654	—	1,027,532
Investment in subsidiaries (equity method)	(199,396)	—	(31,143)	199,396	(31,143)	(31,143)	—	62,286	—
Other assets	335,598	—	41,983	(243,620)	133,961	—	—	—	133,961
Total assets	$972,839	$126,265	$369,404	$(266,004)	$1,202,504	$(17,181)	$89,480	$34,406	$1,309,209

LIABILITIES AND EQUITY
Current liabilities	$213,212	$112,512	$32,234	$(221,780)	$136,178	$13,941	$2,004	$(27,880)	$124,243
Long-term liabilities	1,962,558	19,242	518,332	(243,620)	2,256,512	—	1,572	129,814	2,387,898
Stockholders' equity	(1,202,931)	(5,489)	(181,162)	199,396	(1,190,186)	(31,122)	85,904	(67,528)	(1,202,932)
Total liabilities and equity	$972,839	$126,265	$369,404	$(266,004)	$1,202,504	$(17,181)	$89,480	$34,406	$1,309,209

	December 31, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$261,130	$105,695	$76,088	$(222,586)	$220,327	$13,250	$391	$(26,455)	$207,513
Property and equipment	621,073	20,007	296,462	—	937,542	—	91,516	—	1,029,058
Investment in subsidiaries (equity method)	(191,725)	—	(42,883)	191,725	(42,883)	(42,905)	—	85,788	—
Other assets	346,972	—	41,865	(243,620)	145,217	—	—	—	145,217
Total assets	$1,037,450	$125,702	$371,532	$(274,481)	$1,260,203	$(29,655)	$91,907	$59,333	$1,381,788
LIABILITIES AND EQUITY
Current liabilities	$255,678	$112,133	$33,475	$(222,586)	$178,700	$13,230	$2,316	$(26,455)	$167,791
Long-term liabilities	1,914,568	19,242	524,107	(243,620)	2,214,297	—	1,585	130,912	2,346,794
Stockholders' equity	(1,132,796)	(5,673)	(186,050)	191,725	(1,132,794)	(42,885)	88,006	(45,124)	(1,132,797)
Total liabilities and equity	$1,037,450	$125,702	$371,532	$(274,481)	$1,260,203	$(29,655)	$91,907	$59,333	$1,381,788

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$88,900	$214	$29,589	$—	$118,703	$—	$5,325	$(5,325)	$118,703
Operating expenses	97,024	30	28,459	—	125,513	—	2,389	(5,325)	122,577
Equity in net earnings of subsidiaries	(4,191)	—	(1,908)	4,191	(1,908)	2,937	—	(1,029)	—
Operating income (loss)	(12,315)	184	(778)	4,191	(8,718)	2,937	2,936	(1,029)	(3,874)
Fortune Creek accretion	—	—	—	—	—	—	—	(4,845)	(4,845)
Interest expense and other	(41,168)	—	(2,925)	—	(44,093)	—	1	—	(44,092)
Income tax (expense) benefit	(6,224)	—	(672)	—	(6,896)	—	—	—	(6,896)
Net income (loss)	$(59,707)	$184	$(4,375)	$4,191	$(59,707)	$2,937	$2,937	$(5,874)	$(59,707)
Other comprehensive income (loss)	(11,003)	—	(3,451)	3,451	(11,003)	—	—	—	(11,003)
Equity in OCI of subsidiaries	(3,451)	—	—	—	(3,451)	—	—	—	(3,451)
Comprehensive income (loss)	$(74,161)	$184	$(7,826)	$7,642	$(74,161)	$2,937	$2,937	$(5,874)	$(74,161)

	For the Three Months Ended March 31, 2012 (Restated)
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$148,590	$1,130	$24,049	$(903)	$172,866	$—	$2,397	$(2,397)	$172,866
Operating expenses	315,612	909	167,460	(903)	483,078	—	1,267	(2,397)	481,948
Crestwood earn-out	41,097	—	—	—	41,097	—	—	—	41,097
Equity in net earnings of subsidiaries	(110,342)	—	(3,611)	110,342	(3,611)	1,130	—	2,481	—
Operating income (loss)	(236,267)	221	(147,022)	110,342	(272,726)	1,130	1,130	2,481	(267,985)
Fortune Creek accretion	—	—	—	—	—	—	—	(4,741)	(4,741)
Interest expense and other	(38,643)	—	(1,434)	—	(40,077)	—	—	—	(40,077)
Income tax (expense) benefit	63,345	(77)	37,970	—	101,238	—	—	—	101,238
Net income	$(211,565)	$144	$(110,486)	$110,342	$(211,565)	$1,130	$1,130	$(2,260)	$(211,565)
Other comprehensive income (loss)	21,759	—	12,390	(12,390)	21,759	—	—	—	21,759
Equity in OCI of subsidiaries	12,390	—	—	—	12,390	—	—	—	12,390
Comprehensive income (loss)	$(177,416)	$144	$(98,096)	$97,952	$(177,416)	$1,130	$1,130	$(2,260)	$(177,416)

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended March 31, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided (used) by operating activities	$(27,331)	$4	$10,648	$(16,679)	$—	$2,285	$(14,394)
Purchases of property, plant and equipment	(18,824)	(4)	(8,110)	(26,938)	—	(504)	(27,442)
Proceeds from Crestood earn-out	—	—	—	—	—	—	—
Proceeds from sale of properties and equipment	591	—	17	608	—	—	608
Net cash flow used by investing activities	(18,233)	(4)	(8,093)	(26,330)	—	(504)	(26,834)
Issuance of debt	51,000	—	3,040	54,040	—	—	54,040
Repayments of debt	—	—	(4,011)	(4,011)	—	—	(4,011)
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	(3,198)	(3,198)
Purchase of treasury stock	(1,007)	—	—	(1,007)	—	—	(1,007)
Net cash flow provided (used) by financing activities	49,993	—	(971)	49,022	—	(3,198)	45,824
Effect of exchange rates on cash	—	—	(1,584)	(1,584)	—	1,887	303
Net increase (decrease) in cash and equivalents	4,429	—	—	4,429	—	470	4,899
Cash and equivalents at beginning of period	4,618	—	—	4,618	—	333	4,951
Cash and equivalents at end of period	$9,047	$—	$—	$9,047	$—	$803	$9,850

	For the Three Months Ended March 31, 2012 (Restated)
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided (used) by operating activities	$(3,195)	$438	$27,099	$24,342	$3,028	$27,370
Purchases of property, plant and equipment	(95,994)	(438)	(77,304)	(173,736)	(1,186)	(174,922)
Proceeds from Crestood earn-out	41,097	—	—	41,097	—	41,097
Proceeds from sale of properties and equipment	269	—	191	460	—	460
Net cash flow used by investing activities	(54,628)	(438)	(77,113)	(132,179)	(1,186)	(133,365)
Issuance of debt	100,000	—	61,658	161,658	—	161,658
Repayments of debt	(40,018)	—	(13,097)	(53,115)	—	(53,115)
Debt issuance costs	(191)	—	—	(191)	—	(191)
Proceeds from exercise of stock options	10	—	—	10	—	10
Purchase of treasury stock	(2,341)	—	—	(2,341)	—	(2,341)
Net cash flow provided (used) by financing activities	57,460	—	48,561	106,021	—	106,021
Effect of exchange rates on cash	—	—	1,453	1,453	(1,593)	(140)
Net increase (decrease) in cash and equivalents	(363)	—	—	(363)	249	(114)
Cash and equivalents at beginning of period	363	—	—	363	12,783	13,146
Cash and equivalents at end of period	$—	$—	$—	$—	$13,032	$13,032

13. SEGMENT INFORMATION
We operate in two geographic segments, the U.S. and Canada, where we are engaged in the exploration and production segment of the oil and gas industry. Additionally, we operate a significantly smaller midstream segment in the U.S. and Canada, where we provide natural gas gathering and processing services, primarily to our U.S. and Canadian exploration and production segments. Following the formation of our partnership with KKR, beginning in January 2012, we have additional midstream operations in Canada through Fortune Creek. Revenue earned by Fortune Creek for the gathering and processing of our gas is eliminated on a consolidated basis as is the GPT recognized by our producing properties. Based on the immateriality of our midstream segment, we have combined our U.S. and Canadian midstream information. We evaluate performance based on operating income and property and equipment costs incurred.

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended March 31:	(In thousands)
2013
Revenue	$81,553	$36,260	$6,215	$—	$(5,325)	$118,703
DD&A	13,128	3,190	1,340	598	—	18,256
Operating income (loss)	6,922	2,841	3,124	(16,761)	—	(3,874)
Property and equipment costs incurred	20,553	3,064	80	640	—	24,337
2012 (Restated)
Revenue	$141,774	$30,134	$4,258	$—	$(3,300)	$172,866
DD&A	41,823	10,815	1,201	600	—	54,439
Impairment expense	178,039	139,889	—	—	—	317,928
Operating income (loss)	(107,312)	(141,201)	222	(19,694)	—	(267,985)
Property and equipment costs incurred	72,431	53,623	5,980	3,533	—	135,567
Property, plant and equipment-net
March 31, 2013	$625,024	$289,573	$104,968	$7,967	$—	$1,027,532
December 31, 2012	614,071	294,921	111,523	8,543	—	1,029,058
Total assets
March 31, 2013	716,093	369,404	215,745	7,967	—	$1,309,209
December 31, 2012	784,104	371,532	217,609	8,543	—	1,381,788
14. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest and income taxes was as follows:

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Interest, net of capitalized interest	$69,633	$66,020
Income taxes	35	(2,839)

Other significant non-cash transactions were as follows:

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Working capital related to capital expenditures	$8,964	$69,983

15. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of March 31, 2013, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Thomas Darden, Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
During the first three months of 2013 and 2012, we paid $0.3 million and $0.1 million, respectively, for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates were determined based upon comparable rates charged by third parties.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals, employee insurance coverage and administrative services were less than $0.1 million for the first three months of 2013 and 2012.
We hired a consulting firm to conduct an independent review of our business strategy and to evaluate alternative strategies and options. In connection with their strategic review, Mr. Thomas Darden has offered to retire as an executive officer of the Company, but remain a member of the board of directors. Negotiations are ongoing regarding the terms of the retirement but to date have not been concluded. If the continuing negotiations are not concluded, our operations and ability to raise financing may be adversely affected.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help readers of our financial statements understand our business, results of operations, financial condition, liquidity and capital resources. MD&A is provided as a supplement to, and should be read in conjunction with, the other sections of this Quarterly Report as well as our 2012 Annual Report on Form 10-K. We conduct our operations in two segments: (1) our more dominant exploration and production segment, and (2) our significantly smaller midstream segment. Except as otherwise specifically noted, or as the context requires otherwise, and except to the extent that differences between these segments or our geographic segments are material to an understanding of our business taken as a whole, we present this MD&A on a consolidated basis.
Our MD&A includes the following sections:

•	2013 Highlights – a summary of significant activities and events affecting Quicksilver

•	2013 Capital Program – a summary of our planned capital expenditures during 2013

•	Results of Operations – an analysis of our consolidated results of operations for the three-month periods presented in our financial statements

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments
2013 HIGHLIGHTS
Joint Venture Update
In March 2013, we entered into a Purchase and Sale Agreement with TGBR, a subsidiary of Tokyo Gas Co., Ltd., to sell an undivided 25% of our Barnett Shale Asset for a cash purchase price of $485 million. The transaction closed in April 2013, but was effective as of September 1, 2012. The purchase price was subject to customary purchase price adjustments, which resulted in TGBR paying us $463.4 million. We expect to recognize a gain in excess of $300 million before consideration of income taxes as a result of this transaction.
We continue our efforts to achieve a joint venture in our Horn River Asset in Northeast British Columbia, with the downstream marketing of the gas a top priority. We plan minimal capital spending in our Horn River Asset pending completion of a joint venture.
Significant Contract Revisions
In April 2013, we amended our Combined Credit Agreements primarily to loosen the financial covenants through the second quarter of 2016 and to permit the incurrence of up to $800 million of second lien debt. Specific changes to the Combined Credit Agreements are outlined in Note 5 to the condensed consolidated financial statements.
In March 2013, NGTL agreed to reduce our letter of credit for the Komie North Project to $14 million subsequent to the NEB recommendation against the Komie North Project. Based on discussions with NGTL we believe that NGTL will re-submit its application within the allowed time period, and is not requiring the C$26.4 million termination payment at this time. In pursuing the application, NGTL will solicit the participation of other producers in the area to address the issues raised by the NEB. Accordingly, no amounts have been recognized on our consolidated balance sheet as of March 31, 2013. Upon completion of the project, all construction-related financial assurances will expire.
In light of having closed the Tokyo Gas Transaction and the persistence of challenging NGL pricing, Quicksilver Production Partners LP filed an application with the SEC for the withdrawal of its registration statement on Form S-1 in connection with our previously proposed master limited partnership.
2013 CAPITAL PROGRAM
We incurred costs related to our capital program of $24.3 million for the first three months of 2013. We continue to anticipate full year 2013 spending to approximate $120 million.

RESULTS OF OPERATIONS
The following discussion compares the results of operations for the three months ended March 31, 2013 and 2012, or the 2013 quarter and 2012 quarter, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Asset.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Historically, we have used hedge accounting and combining these items mirrors our views of the derivatives' usefulness and provides more comparability.
Production Revenue and Realized Cash Gains (Losses) on derivatives by operating area:

	Natural Gas		NGL		Oil		Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(In millions)
Barnett Shale	$51.8	$55.2	$23.7	$44.6	$2.3	$3.3	$77.8	$103.1
Other U.S.	0.1	0.2	0.1	0.1	3.1	4.0	3.3	4.3
Hedging	15.3	39.6	—	0.3	—	—	15.3	39.9
U.S.	67.2	95.0	23.8	45.0	5.4	7.3	96.4	147.3
Horseshoe Canyon	15.2	13.4	—	0.1	—	—	15.2	13.5
Horn River	17.8	2.1	—	—	—	—	17.8	2.1
Hedging	3.2	3.6	—	—	—	—	3.2	3.6
Canada	36.2	19.1	—	0.1	—	—	36.2	19.2
Consolidated	$103.4	$114.1	$23.8	$45.1	$5.4	$7.3	$132.6	$166.5

U.S. realized cash derivative gains	$5.5	$3.6	$—	$—	$—	$—	$5.5	$3.6
Canada realized cash derivative gains	4.1	2.0	—	—	—	—	4.1	2.0
Consolidated realized cash derivative gains	9.6	5.6	—	—	—	—	9.6	5.6
Consolidated production revenue and realized cash derivative gains (1)	$113.0	$119.7	$23.8	$45.1	$5.4	$7.3	$142.2	$172.1

(1)
Realized cash derivative gains from derivatives not treated as hedges are included in net derivative gains (losses). Unrealized derivative gains and losses, non-cash loss in fair value from restructured natural gas derivatives and hedge ineffectiveness make up the remainder of net derivative gains (losses) as reported on our statement of income. A discussion of net derivative gains (losses) is found elsewhere in our discussion of our results of operation. Total revenue is comprised of production revenue, net derivative gains (losses), sales of purchased natural gas and other revenue.

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	175.9	232.8	9,644	11,508	281	359	235.5	304.0
Other U.S.	0.1	0.8	24	10	407	486	2.7	3.8
Total U.S.	176.0	233.6	9,668	11,518	688	845	238.2	307.8
Horseshoe Canyon	51.3	57.9	6	13	—	—	51.3	57.9
Horn River	68.0	11.3	—	—	—	—	68.0	11.3
Total Canada	119.3	69.2	6	13	—	—	119.3	69.2
Total	295.3	302.8	9,674	11,531	688	845	357.5	377.0

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$3.27	$2.60	$27.35	$42.62	$90.12	$98.59	$3.67	$3.72
Other U.S.	4.24	2.38	52.49	53.50	85.92	91.65	13.50	12.35
Hedging	0.96	1.86	—	0.31	—	—	0.71	1.43
Total U.S.	4.23	4.47	27.42	42.95	87.63	94.61	4.50	5.26
Horseshoe Canyon	$3.29	$2.55	$66.68	$68.43	$—	$—	$3.29	$2.56
Horn River	2.91	2.07	—	—	—	—	2.91	2.07
Hedging	0.30	0.57	—	—	—	—	0.30	0.57
Total Canada	$3.37	$3.04	$66.68	$68.43	$—	$—	$3.38	$3.05
Total	$3.89	$4.14	$27.44	$42.98	$87.63	$94.61	$4.12	$4.85

U.S. realized cash derivative gains	$0.35	$0.17	$—	$—	$—	$—	$0.26	$0.13
Canada realized cash derivative gains	0.38	0.32	—	—	—	—	0.38	0.32
Consolidated realized cash derivative gains	0.36	0.20	—	—	—	—	0.30	0.16
Consolidated production revenue and realized cash derivative gains	$4.25	$4.34	$27.44	$42.98	$87.63	$94.61	$4.42	$5.01

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(In thousands)
Consolidated production revenue and realized cash derivative gains for the 2012 quarter	$119,658	$45,100	$7,279	$172,037
Volume variances	(2,502)	(7,627)	(1,423)	(11,552)
Hedge revenue variances	(24,667)	(322)	—	(24,989)
Realized cash derivative variance (1)	4,013	—	—	4,013
Price variances	16,394	(13,260)	(433)	2,701
Consolidated production revenue and realized cash derivative gains for the 2013 quarter	$112,896	$23,891	$5,423	$142,210

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Consolidated production revenue and realized cash derivative gains from natural gas for the 2013 quarter decreased from the 2012 quarter due to lower volumes produced and a net decrease in hedge revenue and realized cash derivative gains due to improved prices partially offset by an increase in the realized price for natural gas. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2013 quarter decreased from the 2012 quarter due to lower volumes produced and decreased realized prices. The decrease in natural gas and NGL volumes are a result of decreases in our Barnett Shale Asset as a result of natural decline curves of our wells and are partially offset by an increase in our Horn River Asset as additional wells began producing in the second half of 2012.
Utilization of derivatives to economically hedge our sales of natural gas and NGLs may result in realized prices varying from market prices that we receive from the sale of our production. Our production revenue and realized derivative cash gain (loss) for the 2013 quarter and 2012 quarter was higher by $28.1 million and $49.1 million, respectively, because of our derivative activities.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$15,900	$11,145
Purchases from others	658	941
Total	16,558	12,086
Costs of purchased natural gas sold
Purchases from Eni	15,896	11,183
Purchases from others	622	754
Total	16,518	11,937
Net sales and purchases of natural gas	$40	$149
Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (losses) (1)	$(40,965)	$6,831
Realized cash settlements of natural gas derivative gains	9,596	5,583
Non-cash loss in fair value from restructured natural gas derivatives	—	(13,836)
Gain (loss) from hedge ineffectiveness	—	(5,242)
Derivative gains (losses), net	(31,369)	(6,664)

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
In 2012 we began to account for the fair value changes of certain natural gas derivatives in the income statement as reflected in the above table. In 2012 we terminated a number of our ten-year derivative instruments in exchange for derivative instruments with shorter durations at above market terms. The decrease in the fair value between the terminated ten-year instrument and the new shorter term instrument was recognized as a non-cash loss in fair value from restructured derivatives.
Other Revenue

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Midstream revenue from third parties:
Canada	$675	$731
Texas	225	227
Total midstream revenue	900	958
Other	—	32
Total	$900	$990

Operating Expense
Lease Operating

	For the Three Months Ended March 31,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Cash expense	$13,435	$0.63	$17,233	$0.62
Equity compensation	272	0.01	415	0.02
	$13,707	$0.64	$17,648	$0.64
Other U.S.
Cash expense	$1,403	$5.72	$2,159	$6.14
Equity compensation	68	0.28	48	0.14
	$1,471	$6.00	$2,207	$6.28
Total U.S.
Cash expense	$14,838	$0.69	$19,392	$0.69
Equity compensation	340	0.02	463	0.02
	$15,178	$0.71	$19,855	$0.71
Horseshoe Canyon
Cash expense	$8,211	$1.78	$7,756	$1.47
Equity compensation	65	0.01	126	0.01
	$8,276	$1.79	$7,882	$1.48
Horn River
Cash expense	$1,441	$0.24	$954	$0.93
Equity compensation	—	—	—	—
	$1,441	$0.24	$954	$0.93
Total Canada
Cash expense	$9,652	$0.90	$8,710	$1.38
Equity compensation	65	0.01	126	0.02
	$9,717	$0.91	$8,836	$1.40
Total Company
Cash expense	$24,490	$0.76	$28,102	$0.82
Equity compensation	405	0.01	589	0.02
	$24,895	$0.77	$28,691	$0.84

Lease operating expense for the 2013 quarter in Canada increased on a gross basis compared to the 2012 quarter primarily due to increased volumes in our Horn River Asset. The reduction on a per Mcfe basis is due to the increased volumes in our Horn River Asset as fixed LOE costs were distributed over a higher volume compared to the 2012 quarter.

Gathering, Processing and Transportation

	For the Three Months Ended March 31,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$30,799	$1.45	$38,638	$1.40
Other U.S.	3	0.01	3	0.01
Total U.S.	30,802	1.44	38,641	1.38
Horseshoe Canyon	823	0.18	1,069	0.20
Horn River	8,199	1.34	3,367	3.30
Total Canada	9,022	0.84	4,436	0.70
Total	$39,824	$1.24	$43,077	$1.26

US GPT per Mcfe in the 2013 quarter was higher primarily due to our production mix between areas within our Barnett Shale Asset and annual escalations on our transportation contracts. Canadian GPT increased in total for the 2013 quarter as compared to the 2012 quarter as a result of increased volumes in our Horn River Asset, and decreased on a per Mcfe basis in the Horn River primarily as a result of fixed costs under our firm agreements with third parties being spread over increased volumes in the 2013 quarter. Canadian GPT includes unused firm capacity of $1.1 million and $1.9 million for the 2013 period and the 2012 period, respectively.
Production and Ad Valorem Taxes

	For the Three Months Ended March 31,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$940	$0.04	$1,309	$0.05
Other U.S.	232	0.01	242	0.01
Total U.S.	1,172	0.05	1,551	0.06
Horseshoe Canyon	65	0.01	3	0.02
Horn River	—	—	—	—
Total Canada	65	0.01	3	0.02
Total production taxes	1,237	0.04	1,554	0.05
Ad valorem taxes
Barnett Shale	$3,353	$0.16	$4,614	$0.17
Other U.S.	147	0.59	97	0.28
Total U.S.	3,500	0.16	4,711	0.17
Horseshoe Canyon	698	0.15	428	0.08
Horn River	49	0.01	70	0.07
Total Canada	747	0.07	498	0.08
Total ad valorem taxes	4,247	0.13	5,209	0.15
Total	$5,484	$0.17	$6,763	$0.20

Depletion, Depreciation and Accretion

	For the Three Months Ended March 31,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$11,108	$0.52	$39,990	$1.43
Canada	1,205	0.11	8,955	1.42
Total depletion	12,313	0.38	48,945	1.43
Depreciation of other fixed assets
U.S.	$2,115	$0.10	$2,380	$0.08
Canada	2,459	0.23	2,170	0.34
Total depreciation	4,574	0.14	4,550	0.13
Accretion	1,369	0.04	944	0.03
Total	$18,256	$0.57	$54,439	$1.59
U.S. depletion for the 2013 quarter, when compared to the 2012 quarter, reflected a decrease in production and a decrease in the current year depletion rate due to impairments recognized in 2012. Canadian depletion decreased for the 2013 quarter, when compared to the 2012 quarter, due to a decrease in the current year depletion rate as a result of impairment recognized in 2012 partially offset by an increase in production.
Impairment Expense
We perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 4 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
In the 2012 quarter, we recognized $178.0 million and $139.9 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively. No impairment was recognized in the 2013 quarter.
General and Administrative

	For the Three Months Ended March 31,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Cash expense	$10,333	$0.32	$12,377	$0.36
Audit and accounting fees	1,266	0.04	1,677	0.05
Equity compensation	4,564	0.14	5,041	0.15
Total	$16,163	$0.50	$19,095	$0.56
General and administrative expense for the 2013 quarter was lower than the 2012 quarter primarily due to cost saving initiatives and reduced audit fees.
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

Interest Expense

	For the Three Months Ended March 31,
	2013	2012

	(In thousands)
Interest costs on debt outstanding	$43,973	$42,043
Add:
Fees paid on letters of credit outstanding	50	29
Non-cash interest (1)	1,858	1,742
Total interest costs incurred	45,881	43,814
Less:
Interest capitalized	(1,939)	(3,644)
Interest expense	$43,942	$40,170

(1)	Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization.
Interest costs on debt outstanding for the 2013 quarter were higher when compared to the 2012 quarter primarily because of increased interest rates and debt outstanding and a decrease in capitalized interest on capital expenditures related to our exploratory plays.
Income Taxes
The effective tax rates for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013	2012

	(in thousands)
Income tax (benefit) expense-U.S.	$6,224	$(63,268)
Effective tax rate-U.S.	(12.7)%	38.5%
Income tax (benefit) expense-Canada	$672	$(37,970)
Effective tax rate-Canada	(18.1)%	25.6%
Income tax (benefit) expense-total	$6,896	$(101,238)
Effective tax rate-total	(13.1)%	32.4%
Income tax expense for the three months ended March 31, 2013 included a U.S. and Canadian valuation allowance of $23.1 million and $0.8 million, respectively. In 2012, we determined reduced likelihood of realizing deferred tax benefits primarily related to our cumulative net operating losses. Income tax recognized for the three months ended March 31, 2013 is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized without a corresponding valuation allowance. The effective rate for the 2012 quarter reflected a projection of full year of U.S. and Canadian taxable losses.
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
For the remainder of 2013 through 2021, swaps economically hedge a portion of our natural gas revenue. The following summarizes future production hedged with commodity derivatives as of March 31, 2013.

Production	Daily Production
Year	Gas
MMcfd
2013	200
2014	170
2015	150
2016-2021	40

The following summarizes our cash flow activity for the 2013 quarter and 2012 quarter:

	Three months ended, March 31,
	2013	2012

	(In thousands)
Net cash provided by operating activities	$(14,394)	$27,370
Net cash used by investing activities	(26,834)	(133,365)
Net cash provided by financing activities	45,824	106,021

Operating Cash Flows
Net cash provided by operating activities for the 2013 quarter decreased from the 2012 quarter due to lower realized prices (including derivative effects), lower production volumes and negative changes in working capital.
Net cash provided by operating activities for the 2013 quarter also includes hedge cash settlements of $2.9 million which is deferred in other comprehensive income related to our long-dated hedges restructured in the first quarter of 2012. The revenue impact will be realized over the original term of the hedges which extends until 2021.
Investing Cash Flows
Costs incurred for property, plant and equipment for the 2013 quarter and 2012 quarter were as follows:

	United States	Canada	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2013
Exploration and development	$20,553	$3,064	$23,617
Midstream	6	74	80
Administrative	393	247	640
Total	$20,952	$3,385	$24,337
For the Three Months Ended March 31, 2012
Exploration and development	$72,431	$53,623	$126,054
Midstream	447	5,533	5,980
Administrative	1,115	2,418	3,533
Total	$73,993	$61,574	$135,567
Costs incurred reflect the true nature of the activity of the 2013 capital program, while capital expenditures shown in the condensed consolidated statement of cash flows also reflect the related changes in working capital. Our 2013 capital costs incurred have decreased for the U.S. and Canada as a result of our overall decrease in capital spend in 2013 compared to 2012. Changes in working capital are driven by the reduction in accounts payable from prior year activities.

We received a $41.1 million earn-out payment from Crestwood in February 2012.
Financing Cash Flows
Net financing cash flows in the 2013 quarter include net borrowings of $50.0 million under our Combined Credit Agreements.
Distribution of Fortune Creek Partnership funds in the 2013 quarter were $3.2 million paid to our partner based on their preferential distribution rights.
Liquidity and Borrowing Capacity
At March 31, 2013, the Combined Credit Agreements’ global borrowing base was $850 million and the global letter of credit capacity was $240 million. At March 31, 2013, there was $372.5 million available under the Combined Credit Agreements. We amended our Combined Credit Agreements in April 2013, which amendment provided for certain changes to the Combined Credit Agreements, including the following:

•	Permit the sale and transfer of a 25% interest in Quicksilver’s Barnett Shale assets to TGBR

•	Reduce the global borrowing base to $350 million from $850 million, including a reduction due to the Tokyo Gas Transaction

•	Reduce the minimum required interest coverage ratio to the following:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q2 2013	1.25	Q1 2015	1.10
Q3 2013	1.25	Q2 2015	1.15
Q4 2013	1.25	Q3 2015	1.15
Q1 2014	1.20	Q4 2015	1.20
Q2 2014	1.15	Q1 2016	1.50
Q3 2014	1.10	Q2 2016	2.00
Q4 2014	1.10

•	Permit up to $800 million of second lien debt, subject to customary intercreditor terms

•
Permit redemption of existing notes or permitted additional debt with the proceeds from certain asset sales and permitted second lien debt, provided utilization under the global borrowing base after giving effect to such transactions is less than 75% and compliance with other customary conditions

•	Reduce the maximum senior secured debt leverage ratio to 2.0 and exclude permitted second lien debt from the senior secured debt definition

•	Increase the applicable margin by 0.75% for each type of loan and issued letters of credit

•	Increase the minimum mortgage properties requirement to 87.5% from 80% of proved hydrocarbon interests evaluated in the then most recent reserve report.
In April 2013, we received net cash proceeds of $463.4 million for the sale of 25% of our Barnett Shale Asset to TGBR. The effective date of the transaction was September 1, 2012. TGBR's ratable share of Barnett production, operating expenses, and capital spending from the effective date to the closing date was deducted as a purchase price adjustment, along with other customary closing adjustments, from the $485 million purchase price. The proceeds were used to reduce outstanding borrowings under the Combined Credit Agreements by approximately $250 million, with the remainder retained in cash.
In April 2013, we increased our outstanding letters of credit by C$13 million for the step-up of treating volumes in the Horn River Basin.
Our ability to remain in compliance with the financial covenants in our Combined Credit Agreements may be affected by events beyond our control. While we believe that we will be able to comply with these covenants for the next 12 months, we do not expect to exceed the required levels by a significant margin. Accordingly, even a modest decline in prices for natural gas and NGLs, our failure to achieve anticipated cost savings or the inaccuracy in any material respect of any of the other assumptions underlying our forecast could cause us to fail to comply with the covenants contained in the Combined Credit Agreements. Any future inability to comply with these covenants, unless waived or amended by the requisite lenders, could materially and adversely affect our liquidity by rendering us unable to borrow further under our credit facilities and by accelerating the maturity of our debt.

We have an incurrence test under our indentures that requires EBITDA to exceed interest expense by 2.25 times. At March 31, 2013, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and our ability to refinance existing debt. Not meeting this ratio does not represent an event of default under our indentures. We are presently unable to predict when or if we will meet the incurrence test.
Additional information about our debt and related covenants is included in Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report. The information presented above is qualified in all respects by reference to the full text of the documents governing the various components of our debt.
We anticipate that our remaining 2013 capital program will be funded by cash flow from operations or cash on hand and could be further supplemented by proceeds from additional asset sales, although we could also borrow under the Combined Credit Agreements. If our capital resources are insufficient to fund our 2013 capital expenditure plan, we will need to reduce our capital expenditures or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we limit or defer our 2013 capital expenditure plan, we could adversely affect the recoverability and ultimate value of our oil and gas properties.
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
Financial Position
The following impacted our balance sheet as of March 31, 2013, as compared to our balance sheet as of December 31, 2012:

•
Our accounts receivable balance decreased $6.7 million from December 31, 2012 to March 31, 2013 primarily due to a decrease of $3.1 million related to NGL hedge settlement accruals in 2012 as well as lower production volumes and realized prices compared to December 31, 2012.

•
Our net property, plant and equipment balance decreased $1.5 million from December 31, 2012 to March 31, 2013. We incurred capital cost of $24.3 million during 2013 and also recognized assets for retirement obligations established for new wells and facilities. Offsetting the increases was $18.3 million of DD&A and $8.0 million related to U.S.-Canadian exchange rate changes.

•
The $19.3 million decrease in accounts payable was due to a reduction in accrued capital expenditures of $2.0 million from the December 31, 2012 amount and a decrease in trade payables of $15.6 million from December 31, 2012 as activity has decreased from year‑end.

•
Long-term debt increased $45.1 million primarily from net borrowings under the Combined Credit Agreements of $50.0 million partially offset by changes to the U.S.-Canadian exchange rate resulting in a decrease of $4.7 million.

Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations and commitments as reported in our 2012 Annual Report on Form 10-K.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2012 Annual Report on Form 10-K. These critical estimates, for which no significant changes occurred during the three months ended March 31, 2013, include estimates and assumptions for:

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

OFF-BALANCE SHEET ARRANGEMENTS
In March 2013, NGTL agreed to reduce our letter of credit for the Komie North Project to $14 million subsequent to the NEB recommendation against the Komie North Project. Based on discussions with NGTL we believe that NGTL will pursue its application on a delayed basis. In pursuing the application, NGTL will solicit the participation of other producers in the area. Item 8, Note 14 in our 2012 Annual Report on Form 10-K contains additional information about our contracts with NGTL.

RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our 2012 Annual Report on Form 10-K.

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
We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas and NGLs that vary from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $18.5 million and $43.5 million for the 2013 quarter and 2012 quarter, respectively and gains were recognized in net derivative gains (losses) of $9.6 million and $5.6 million for the 2013 quarter and 2012 quarter, respectively. These increases in production revenue and realized gains were offset by unrealized losses of $41.0 million for the 2013 quarter with unrealized gains of $6.8 million for the 2012 quarter.

The following table details our open derivative positions at March 31, 2013:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf
Gas	Swap	Canada	Apr 2013 - Dec 2013	10 MMcfd	5.00
Gas	Swap	Canada	Apr 2013 - Dec 2015	10 MMcfd	6.42
Gas	Swap	Canada	Apr 2013 - Dec 2015	10 MMcfd	6.45
Gas	Swap	Canada	Apr 2013 - Dec 2015	10 MMcfd	4.04
Gas	Swap	Canada	Apr 2013 -Dec 2021	10 MMcfd	4.625
Gas	Swap	U.S.	Apr 2013 - Dec 2013	20 MMcfd	5.00
Gas	Swap	U.S.	Apr 2013 - Dec 2013	10 MMcfd	5.00
Gas	Swap	U.S	Apr 2013 - Dec 2014	10 MMcfd	3.91
Gas	Swap	U.S	Apr 2013 - Dec 2014	10 MMcfd	3.89
Gas	Swap	U.S.	Apr 2013 - Dec 2015	5 MMcfd	6.23
Gas	Swap	U.S.	Apr 2013 - Dec 2015	5 MMcfd	6.20
Gas	Swap	U.S.	Apr 2013 - Dec 2015	20 MMcfd	6.00
Gas	Swap	U.S.	Apr 2013 - Dec 2015	10 MMcfd	6.00
Gas	Swap	U.S.	Apr 2013 - Dec 2015	5 MMcfd	5.68
Gas	Swap	U.S.	Apr 2013 - Dec 2015	7.5 MMcfd	5.48
Gas	Swap	U.S.	Apr 2013 - Dec 2015	7.5 MMcfd	5.50
Gas	Swap	U.S.	Apr 2013 - Dec 2015	5 MMcfd	4.15
Gas	Swap	U.S.	Apr 2013 - Dec 2015	5 MMcfd	4.13
Gas	Swap	U.S.	Jan 2014 - Dec 2015	5 MMcfd	4.26
Gas	Swap	U.S.	Jan 2014 - Dec 2015	5 MMcfd	4.25
Gas	Swap	U.S.	Apr 2013 - Dec 2021	10 MMcfd	4.54
Gas	Swap	U.S.	Apr 2013 - Dec 2021	5 MMcfd	4.38
Gas	Swap	U.S.	Apr 2013 - Dec 2021	10 MMcfd	4.37
Gas	Swap	U.S.	Apr 2013 - Dec 2021	5 MMcfd	4.35

These open derivative positions had a net fair value of $135.5 million as of March 31, 2013.
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
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes. We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments. During the 2013 quarter and the 2012 quarter, we recognized $1.3 million and $1.2 million, respectively, of those deferred gains as a reduction of interest expense.
Should we be required to borrow under our Combined Credit Agreements and based on interest rates as of March 31, 2013, each $50 million in borrowings would result in additional annual interest payments of $1.6 million. If the current borrowing availability under our Combined Credit Agreements were to be fully utilized by year-end 2013 at interest rates as of March 31, 2013, we estimate that annual interest payments would increase by $12.2 million. If interest rates change by 1% on our March 31, 2013 variable debt balances of $433.5 million, our annual pre-tax loss would decrease or increase by $4.3 million.
In the future, we may enter into interest rate derivative contracts on a portion of our outstanding debt to mitigate the risk of fluctuation of rates or manage the floating versus fixed rate risk.

Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2013 quarter and the 2012 quarter resulted in a loss of less than $0.1 million and a gain of less than $0.1 million, respectively, and were included in other income. Furthermore, the Amended and Restated Canadian Credit Facility permits Canadian borrowings to be made in either U.S. or Canadian-denominated amounts. However, the aggregate borrowing capacity of the entire facility is calculated using the U.S. dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.

ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As disclosed in our 2012 Annual Report on Form 10-K, two material weaknesses were identified related to the design and operating effectiveness of our controls. Our controls failed to detect that, for contracts designated as hedges that had a fair value on the date of designation, there were undocumented potential sources of ineffectiveness. Specifically, our documentation in 2012 did not include an assessment of whether interest rate changes could cause the instruments to not be effective over the life of the derivative, which was required due to the presence of fair value on the designation date. Effective December 31, 2012, we no longer account for our derivatives as hedges and have clarified our policies regarding application of hedge accounting if we apply this election in the future and have therefore remediated this material weakness.
We also had a material weakness related to the operating effectiveness of controls over the reconciliation of deferred income taxes, particularly related to the tax basis in property, plant and equipment. In response to this material weakness, management is working to complete a detailed reconciliation of the property, plant and equipment account balances. While this process is not yet complete, we have concluded that the financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles in the U.S.
There has been no other change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
In December 2012, Vantage Fort Worth Energy LLC (“Plaintiff”) served a lawsuit against us and others in the 352nd Judicial District Court of Texas in Tarrant County asserting claims for trespass to try title, suit to quiet title, trespass and conversion in connection with 16 wells located on a 158.75 acre tract located in Tarrant County, Texas. They seek declaratory and injunctive relief, an accounting and an unspecified amount of actual damages, interest and court costs. We filed our answer in January 2013. In January 2013, Vantage filed its Motion for Non-suit with respect to certain defendants and First Amended Petition. Vantage's current complaint also seeks an unspecified amount of actual damages, interests and costs.
On May 8, 2013, all parties to the suit entered into a settlement agreement, effective April 1, 2013, whereby we assigned to Plaintiff various property and equipment and Plaintiff agreed to non-suit all of the Defendants in the matter. The court entered its Order of Dismissal with prejudice on May 13, 2013. The final resolution of this matter did not have a material effect on our financial condition, results of operations, or cash flows.
There have been no other material changes in the legal proceedings described in Part I, Item 3 included in our 2012 Annual Report on Form 10-K.
ITEM 1A.   Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A included in our 2012 Annual Report on Form 10-K.
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
January 2013	317,135	$2.83	—	—
February 2013	30,431	$2.29	—	—
March 2013	19,562	$2.01	—	—
Total	367,128	$2.74	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.
We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business. In addition, we have debt agreements that restrict the payment of dividends.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Other Events.
We hired a consulting firm to conduct an independent review of our business strategy and to evaluate alternative strategies and options. In connection with their strategic review, Mr. Thomas Darden has offered to retire as an executive officer of the Company, but remain a member of the board of directors. Negotiations are ongoing regarding the terms of the retirement but to date have not been concluded. If the continuing negotiations are not concluded, our operations and ability to raise financing may be adversely affected.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Amendment No. 2, dated as of March 8, 2013, to the Amended and Restated Rights Agreement between Quicksilver Resources Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent	8-K	001-14837	4.1	3/8/2013
10.1	Purchase and Sale Agreement, dated March 28, 2013, between Quicksilver Resources Inc., as Seller, and TG Barnett Resources LP, as Buyer	8-K	001-14837	2.1	5/6/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 13, 2013	Quicksilver Resources Inc.

		By:	/s/ John C. Regan
John C. Regan
Senior Vice President-Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Amendment No. 2, dated as of March 8, 2013, to the Amended and Restated Rights Agreement between Quicksilver Resources Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent	8-K	001-14837	4.1	3/8/2013
10.1	Purchase and Sale Agreement, dated March 28, 2013, between Quicksilver Resources Inc., as Seller, and TG Barnett Resources LP, as Buyer	8-K	001-14837	2.1	5/6/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡