Form 10-Q
period 2013-06-30
QUICKSILVER RESOURCES INC
filed 2013-08-08
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 31, 2013
Common Stock, $0.01 par value	177,493,512 shares

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
“Tcfe” means trillion cubic feet of natural gas equivalents

COMMONLY USED TERMS
Other commonly used terms and abbreviations include:

“Amended and Restated Canadian Credit Facility” means our Canadian senior secured revolving credit facility, which was amended and restated as of December 22, 2011, and as further amended, restated, supplemented or otherwise modified from time to time
“Amended and Restated U.S. Credit Facility” means our U.S. senior secured revolving credit facility, which was amended and restated as of December 22, 2011, and as further amended, restated, supplemented or otherwise modified from time to time
“Barnett Shale Asset” means our operations and our assets in the Barnett Shale located in the Fort Worth basin of North Texas
“CMLP” means Crestwood Midstream Partners LP
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
“NGTL” means NOVA Gas Transmission Ltd., a subsidiary of TransCanada PipeLines Limited
“Niobrara Asset” means our operations and our assets in the Niobrara formation in northwest Colorado, which we are jointly developing with SWEPI LP
“SEC” means the U.S. Securities and Exchange Commission
“Senior Secured Second Lien Credit Agreement” means our new senior secured term credit facility dated as of June 21, 2013
“Southern Alberta Asset” means our operations and our assets in the Southern Alberta basin of northern Wyoming and Montana, including our Cutbank field operations and assets
“SWEPI” means SWEPI LP, a subsidiary of Royal Dutch Shell plc
“Tokyo Gas Transaction” means the sale of an undivided 25% of our Barnett Shale Asset to TGBR
“TGBR” means TG Barnett Resources LP, a subsidiary of Tokyo Gas Co., Ltd.
“VIE” means variable interest entity
“West Texas Asset” means our operations and our assets in the Midland and Delaware basins in West Texas prospective in the Bone Springs and Wolfcamp formations, principally concentrated in three areas: Jeff Davis and Reeves Counties, Upton and Crockett Counties and Pecos County

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

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
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
		(Restated)		(Restated)
Revenue
Production	$121,121	$150,311	$253,735	$316,765
Sales of purchased natural gas	18,685	9,442	35,243	21,528
Net derivative gains (including realized loss of $3,476 and realized gains of $17,100; $6,120 and $22,682, respectively)	34,837	33,139	3,468	26,475
Other	854	1,126	1,755	2,116
Total revenue	175,497	194,018	294,201	366,884
Operating expense
Lease operating	20,213	21,599	45,108	50,290
Gathering, processing and transportation	36,674	42,624	76,498	85,701
Production and ad valorem taxes	5,300	7,189	10,784	13,952
Costs of purchased natural gas	18,679	9,337	35,197	21,274
Depletion, depreciation and accretion	15,265	48,016	33,521	102,455
Impairment	—	1,199,726	—	1,517,654
General and administrative	16,875	18,405	33,038	37,500
Other operating	769	134	2,205	152
Total expense	113,775	1,347,030	236,351	1,828,978
Tokyo Gas Transaction gain	333,172	—	333,172	—
Crestwood earn-out	—	—	—	41,097
Operating income (loss)	394,894	(1,153,012)	391,022	(1,420,997)
Other income (expense)	(15,105)	65	(15,255)	158
Fortune Creek accretion	(4,827)	(4,830)	(9,672)	(9,571)
Interest expense	(127,238)	(40,076)	(171,180)	(80,246)
Income (loss) before income taxes	247,724	(1,197,853)	194,915	(1,510,656)
Income tax (expense) benefit	(5,201)	395,831	(12,097)	497,069
Net income (loss)	$242,523	$(802,022)	$182,818	$(1,013,587)
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(11,287)	(36,992)	(26,042)	(65,581)
Net change in derivative fair value - net of income tax	—	10,923	—	72,210
Foreign currency translation adjustment	(3,580)	(6,381)	(3,278)	(4,930)
Other comprehensive income (loss)	(14,867)	(32,450)	(29,320)	1,699
Comprehensive income (loss)	$227,656	$(834,472)	$153,498	$(1,011,888)
Earnings (loss) per common share - basic	$1.37	$(4.72)	$1.04	$(5.96)
Earnings (loss) per common share - diluted	$1.37	$(4.72)	$1.04	$(5.96)
(1) Note 1 contains additional information
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$96,793	$4,951
Marketable securities	118,730	—
Total cash, cash equivalents and marketable securities	215,523	4,951
Accounts receivable - net of allowance for doubtful accounts	44,885	64,149
Derivative assets at fair value	70,009	113,367
Other current assets	25,090	25,046
Total current assets	355,507	207,513
Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $281,875 and $307,267, respectively)	659,935	780,960
Other property and equipment	232,915	248,098
Property, plant and equipment - net	892,850	1,029,058
Derivative assets at fair value	101,141	105,270
Other assets	44,653	39,947
	$1,394,151	$1,381,788
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,074	$37,131
Accrued liabilities	105,766	130,660
Total current liabilities	121,840	167,791
Long-term debt	1,968,407	2,063,206
Partnership liability	128,174	130,912
Asset retirement obligations	107,287	115,949
Derivative liabilities at fair value	17,693	17,485
Other liabilities	19,242	19,242
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 182,839,101 and 179,015,118 shares issued, respectively	1,828	1,790
Paid in capital in excess of par value	763,288	751,394
Treasury stock of 6,337,700 and 5,921,102 shares, respectively	(50,620)	(49,495)
Accumulated other comprehensive income	132,173	161,493
Retained deficit	(1,815,161)	(1,997,979)
Total stockholders' equity	(968,492)	(1,132,797)
	$1,394,151	$1,381,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2011	$1,770	$737,015	$(46,351)	$214,858	$354,627	$1,261,919
Net loss	—	—	—	—	(1,013,587)	(1,013,587)
Hedge derivative contract settlements reclassified into earnings from AOCI, net of income tax of $34,238	—	—	—	(65,581)	—	(65,581)
Net change in derivative fair value, net of income tax of $35,656	—	—	—	72,210	—	72,210
Foreign currency translation adjustment	—	—	—	(4,930)	—	(4,930)
Issuance and vesting of stock compensation	17	10,004	(2,364)	—	—	7,657
Stock option exercises	1	10	—	—	—	11
Balances at June 30, 2012, restated (1)	$1,788	$747,029	$(48,715)	$216,557	$(658,960)	$257,699

Balances at December 31, 2012	$1,790	$751,394	$(49,495)	$161,493	$(1,997,979)	$(1,132,797)
Net income	—	—	—	—	182,818	182,818
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $12,385	—	—	—	(26,042)	—	(26,042)
Foreign currency translation adjustment	—	—	—	(3,278)	—	(3,278)
Issuance and vesting of stock compensation	38	11,894	(1,125)	—	—	10,807
Balances at June 30, 2013	$1,828	$763,288	$(50,620)	$132,173	$(1,815,161)	$(968,492)
(1) Note 1 contains additional information
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended June 30,
	2013	2012 (1)
		(Restated)
Operating activities:
Net income (loss)	$182,818	$(1,013,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	33,521	102,455
Impairment expense	—	1,517,654
Tokyo Gas Transaction gain	(333,172)	—
Crestwood earn-out	—	(41,097)
Deferred income tax expense (benefit)	11,497	(497,827)
Non-cash loss from hedging and derivative activities	9,135	8,651
Stock-based compensation	11,163	10,021
Non-cash interest expense	21,773	3,469
Fortune Creek accretion	9,672	9,571
Other	1,548	328
Changes in assets and liabilities
Accounts receivable	19,264	30,600
Prepaid expenses and other assets	(1,195)	(5,031)
Accounts payable	(16,443)	(21,838)
Accrued and other liabilities	(27,687)	(3,853)
Net cash provided by (used in) operating activities	(78,106)	99,516
Investing activities:
Purchases of property, plant and equipment	(55,849)	(307,169)
Proceeds from Tokyo Gas Transaction	463,418	—
Proceeds from Crestwood earn-out	—	41,097
Proceeds from sale of properties and equipment	1,681	3,372
Purchases of marketable securities	(118,656)	—
Net cash provided by (used in) investing activities	290,594	(262,700)
Financing activities:
Issuance of debt	1,173,306	255,775
Repayments of debt	(1,264,117)	(88,115)
Debt issuance costs paid	(25,608)	(148)
Distribution of Fortune Creek Partnership funds	(5,009)	(1,845)
Proceeds from exercise of stock options	—	11
Purchase of treasury stock	(1,125)	(2,364)
Net cash provided by (used in) financing activities	(122,553)	163,314
Effect of exchange rate changes in cash	1,907	727
Net increase in cash	91,842	857
Cash at beginning of period	4,951	13,146
Cash at end of period	$96,793	$14,003
(1) Note 1 contains additional information
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. ACCOUNTING POLICIES AND DISCLOSURES
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2013 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.
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
Restatement of Previously Issued Unaudited Financial Statements
The consolidated financial statements as of and for the three and six months ended June 30, 2012 were restated as more fully disclosed within Item 8, Note 2 and the Supplemental Selected Quarterly Financial Data in the 2012 Annual Report on Form 10-K. The restatement is the result of our hedge documentation failing to give consideration to all sources of ineffectiveness for derivatives entered into during 2012 that had fair value on the dates they were initially designated as hedges. These derivatives did not qualify for hedge accounting in 2012 and their changes in value required recognition in earnings. Because the derivatives did not qualify for hedge accounting, their inclusion in the U.S. and Canadian full cost ceiling was inappropriate. Also, we determined that the deferred taxes used in our Canadian ceiling test included temporary differences for non-property related items. Thus, we revised our full cost ceiling calculations, which resulted in restatements to increase impairment expense recognized. Income taxes have also been restated to reflect the foregoing restated items.
For the three months ended June 30, 2012, the derivative restatement adjustment increased production revenue by $1.3 million for the U.S. and decreased production revenue by $1.5 million for Canada, while derivative gains increased $22.2 million and $3.5 million for the U.S. and Canada, respectively. Impairment expense increased as the result of these derivatives no longer being included in the cost center ceiling by $144.0 million and $63.8 million for the U.S. and Canada, respectively, while depletion expense decreased $1.3 million and $2.6 million for the U.S. and Canada, respectively. The income tax impact of these adjustments resulted in an increase to the tax benefit of $34.3 million and $14.6 million for the U.S. and Canada, respectively. Our consolidated net loss increased $129.5 million, which decreased our retained earnings by the same amount. Other comprehensive income and AOCI decreased $6.9 million as a result of these adjustments. The restatement increased diluted net loss per share by $0.76, from diluted net loss per share of $3.96 as previously reported, to diluted net loss per share of $4.72.
For the six months ended June 30, 2012, the derivative restatement decreased production revenue by $2.3 million and $3.3 million for the U.S. and Canada, respectively, while derivative gains increased $42.9 million and $15.5 million for the U.S. and Canada, respectively. Impairment expense increased as the result of these derivatives no longer being included in the cost center ceiling by $259.7 million and $203.3 million for the U.S. and Canada, respectively, while depletion expense decreased $1.3 million and $2.6 million for the U.S. and Canada, respectively. The income tax impact of these adjustments resulted in an increase to the tax benefit of $76.2 million and $48.8 million for the U.S. and Canada, respectively. Our consolidated net loss increased $281.1 million, which decreased our retained earnings by the same amount. Other comprehensive income and AOCI decreased $39.9 million as a result of these adjustments. The restatement increased diluted net loss per share by $1.65, from diluted net loss per share of $4.31 as previously reported, to diluted net loss per share of $5.96.
Recently Issued Accounting Standards
Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our 2012 Annual Report on Form 10-K.

2. DIVESTITURES
In July 2013, we executed an agreement to sell all of our Southern Alberta Asset. The sale is expected to close in the third quarter and is subject to customary closing conditions.
In March 2013, we entered into a Purchase and Sale Agreement with TGBR to sell an undivided 25% of our Barnett Shale Asset for a purchase price of $485 million. The transaction closed in April 2013, but was effective as of September 1, 2012. The purchase price was subject to customary purchase price adjustments, which resulted in TGBR paying us $464.0 million, including an estimated final adjustment of $0.6 million in the third quarter of 2013. We recognized a gain of $333.2 million before consideration of income taxes as a result of this transaction.
Under the full cost method of accounting, our U.S. exploration and production assets are considered a single asset. The Tokyo Gas Transaction represented a significant disposal of reserves, which resulted in gain recognition for the transaction. Our U.S. oil and gas properties were reduced by $118.5 million as a result of the Tokyo Gas Transaction.
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
3. DERIVATIVES, MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the use of input levels:

	Asset Derivatives		Liability Derivatives
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

	(in thousands)		(in thousands)
Level 2 inputs	$163,299	$207,042	$(31)	$959
Level 3 inputs	7,851	11,595	17,724	16,526
Total	$171,150	$218,637	$17,693	$17,485

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using prices quoted in active markets for the periods covered by the derivatives and the value reported by counterparties. The fair value of derivative instruments designated as “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. Currently, only our natural gas derivatives with an original tenure of 10 years utilize “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable inputs are the market prices for the estimated market values for the period from 2018 to 2021, as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range from $3.56 to $6.32 and are based upon prices quoted in active markets for the period of time available and applying the differential from this period of time to the market prices for the later years in the term.

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended June 30,
	2013	2012

	(In thousands)
Balance at beginning of period	$(9,037)	$21,587
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	556	35,197
Settlements in production revenue	—	(1,037)
Settlements in net derivative gains (losses)	(1,392)	(8,997)
Unrealized gains reported in OCI	—	(1,405)
Balance at end of period	$(9,873)	$45,345

Total gains included in net derivative gains attributable to the change in unrealized gains related to assets still held at the reporting date	$2,854	$35,197

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Balance at beginning of period	$(4,931)	$150,989
Total gains (losses) for the period:
Unrealized gain (loss) on commodity hedges	538	35,525
Transfers out of Level 3	—	(153,418)
Settlements in Production Revenue	—	(4,775)
Settlements in Other Revenue	(5,480)	(15,873)
Unrealized gains reported in OCI	—	32,897
Balance at end of period	$(9,873)	$45,345

Total gains included in net derivative gains attributable to the change in unrealized gains related to assets still held at the reporting date	$2,762	$35,525
In 2012, transfers from Level 3 to Level 2 represent our ten-year derivative instruments that were exchanged in January and February 2012 for derivative instruments with shorter durations and are valued on the date of the transfer.
Commodity Price Derivatives
As of June 30, 2013, we had natural gas swaps as follows:

Production Year	Daily Production Volume
MMcfd
Remainder of 2013	200
2014	170
2015	150
2016-2021	40

Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date are recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production during the following periods in which we expect the underlying production to occur as follows:

(In thousands)
Remainder of 2013	$32,377
2014	37,084
2015	33,191
2016	13,476
2017	12,531
2018 and thereafter	41,443
$170,102
Gains and losses from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months would result in a gain of $51.6 million net of income taxes.
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
In June 2013, we repurchased substantially all our senior notes due 2015 resulting in early recognition of the previously deferred gain of $8.3 million. During the six months ended June 30, 2013 and 2012, we recognized $11.0 million and $2.5 million, respectively, of those deferred gains as a reduction of interest expense. The remaining $5.8 million deferral of the 2010 early settlements from the senior subordinated notes interest rate swaps will continue to be recognized as a reduction of interest expense over the life of those instruments currently scheduled as follows:

(In thousands)
Remainder of 2013	$965
2014	2,039
2015	2,194
2016	569
$5,767
Fair Value Disclosures
The estimated fair values of our derivative instruments at June 30, 2013 and December 31, 2012 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

	(In thousands)		(In thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$70,009	$113,367	$—	$—
Noncurrent derivative assets	103,915	107,542	2,774	2,272
Current derivative liabilities	—	—	—	—
Noncurrent derivative liabilities	315	92	18,008	17,577
Total derivatives not designated as hedges	$174,239	$221,001	$20,782	$19,849
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
The changes in the carrying value of our derivatives accounted for as hedges for the three and six months ended June 30, 2012 are presented below:

For the Three Months Ended June 30,
2012
Commodity Hedges

(In thousands)
Derivative fair value at beginning of period	$211,163
Settlements in production revenue	(49,999)
Ineffectiveness reported in net derivative gains	6,810
Unrealized gains reported in OCI	8,752
Derivative fair value at end of period	$176,726

For the Six Months Ended June 30,
2012
Commodity Hedges

(In thousands)
Derivative fair value at beginning of period	$342,799
Settlements in production revenue	(91,736)
Settlements in net derivative gains	(3,820)
Ineffectiveness reported in net derivative gains	1,569
Unrealized gains reported in OCI	108,646
Derecognition of hedge	(180,732)
Derivative fair value at end of period	$176,726
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of June 30, 2013 and December 31, 2012 are included in Note 5.
Investments
We have certain short-term marketable securities related to interest bearing time deposits and commercial paper. These held-to-maturity marketable securities are included in Cash and Cash Equivalents if the maturities at the time we made the investment were three months or less. For maturities greater than three months but less than a year, the marketable securities are included in current Marketable Securities. At June 30, 2013, we had the following marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Carrying Value

	(In thousands)
Marketable securities (held-to-maturity)
Time deposits	$19,880	$15	$—	$19,895
Commercial paper	98,776	59	—	98,835
Marketable securities	$118,656	$74	$—	$118,730
We had no marketable securities at December 31, 2012.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012

	(In thousands)
Oil and gas properties
Subject to depletion	$5,639,725	$5,770,913
Unevaluated costs	281,875	307,267
Accumulated depletion	(5,261,665)	(5,297,220)
Net oil and gas properties	659,935	780,960
Other plant and equipment
Pipelines and processing facilities	353,479	375,248
General properties	81,628	75,147
Accumulated depreciation	(202,192)	(202,297)
Net other property and equipment	232,915	248,098
Property, plant and equipment, net of accumulated depletion and depreciation	$892,850	$1,029,058

Ceiling Test Analysis and Impairment
We recorded impairment expense of $1,042.7 million and $157.0 million for the three months ended June 30, 2012 and $178.0 million and $139.9 million for the three months ended March 31, 2012 for our U.S. and Canadian oil and gas properties, respectively.
Notes 2 and 8 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contain additional information regarding our property, plant and equipment and our quarterly ceiling test analysis.

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012

	(in thousands)
Combined Credit Agreements	$190,211	$388,150
Senior Secured Second Lien Credit Agreement, net of unamortized discount	606,250	—
Senior Secured Second Lien Notes due 2019, net of unamortized discount	194,000	—
Senior notes due 2015, net of unamortized discount	12,717	435,851
Senior notes due 2016, net of unamortized discount	8,021	579,795
Senior notes due 2019, net of unamortized discount	292,925	292,622
Senior notes due 2021, net of unamortized discount	308,516	—
Senior subordinated notes due 2016	350,000	350,000
Total debt	1,962,640	2,046,418
Unamortized deferred gain-terminated interest rate swaps	5,767	16,788
Current portion of long-term debt	—	—
Long-term debt	$1,968,407	$2,063,206

Combined Credit Facilities
The Combined Credit Agreements’ global borrowing base was $350 million and the global letter of credit capacity was $280 million as of June 30, 2013. At June 30, 2013, we had $104.7 million available under the Combined Credit Agreements.
We further amended our Combined Credit Agreements in April and June 2013 for the following:

•	Reduce the global borrowing base to $350 million from $850 million, including a reduction due to the Tokyo Gas Transaction

•	Reduce the minimum required interest coverage ratio to the following:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q2 2013	1.25	Q1 2015	1.10
Q3 2013	1.25	Q2 2015	1.15
Q4 2013	1.25	Q3 2015	1.15
Q1 2014	1.20	Q4 2015	1.20
Q2 2014	1.15	Q1 2016	1.50
Q3 2014	1.10	Q2 2016	2.00
Q4 2014	1.10

•	Permit up to $825 million of second lien debt, subject to customary intercreditor terms

•
Permit redemption of junior debt with the proceeds from certain asset sales and permitted second lien debt, provided utilization under the global borrowing base after giving effect to such redemption is less than 75% and compliance with other customary conditions

•	Reduce the maximum senior secured debt leverage ratio to 2.0 and exclude permitted second lien debt from the senior secured debt definition

•	Increase the applicable margin by 0.75% for each type of loan and issued letters of credit

•	Increase the minimum mortgage properties requirement to 87.5% from 80% of proved hydrocarbon interests evaluated in the then most recent reserve report

•	Amend certain definitions which impact the financial covenant calculations.
Debt Refinancing
During the quarter ended June 30, 2013, we executed multiple debt transactions to extend our debt maturities and reduce the weighted average interest costs, which are more fully described below. Deferred issuance costs related to the new debt were $23.1 million and incurred costs related to the repurchased debt of $4.1 million were recognized as interest expense. Proceeds from the issuance of the Senior Secured Second Lien Credit Agreement, Senior Secured Second Lien Notes due 2019 and Senior Notes due 2021 were used to pay for all validly tendered Senior Notes due 2015 and Senior Notes due 2016 and accrued interest thereon and transaction expenses.
Senior Secured Second Lien Credit Agreement
On June 21, 2013, we entered into a $625 million six-year Senior Secured Second Lien Credit Agreement. The loans thereunder were made at 97% of par, which resulted in net proceeds of $606.3 million. The Senior Secured Second Lien Credit Agreement has a margin of 5.75% plus the Adjusted LIBOR (as defined in the Senior Secured Second Lien Credit Agreement, which is subject to a floor of 1.25%) or 4.75% plus the Alternate Base Rate (as defined in the Senior Secured Second Lien Credit Agreement, which is subject to a floor of 2.25%).
Senior Secured Second Lien Notes due 2019
On June 21, 2013, we issued $200 million Senior Secured Second Lien Notes due 2019. The notes were issued at 97% of par, which resulted in net proceeds of $194 million. The Senior Secured Second Lien Notes have a margin of 5.75% plus LIBOR (as defined in the indenture governing the Senior Secured Second Lien Notes due 2019, which is subject to a floor of 1.25%). Interest is payable on the last day of each quarter period.

Senior Notes due 2021
On June 21, 2013, we issued $325 million of senior notes due 2021, which are unsecured, senior obligations. The notes were issued at 94.928% of par, which resulted in proceeds of $308.5 million. Interest at the rate of 11.00% is payable semiannually on January 1 and July 1.
Senior Notes due 2015
During the quarter ended June 30, 2013, we announced a cash tender offer and consent solicitation on the Senior Notes due 2015 at a price of $1,027.90 plus interest of $32.08 per $1,000 outstanding. On June 21, 2013, we accepted and paid for all validly tendered notes, which was $425.2 million of the outstanding $438.0 million, which resulted in an aggregate payment of $450.7 million for such repurchase. We also entered into a supplemental indenture to eliminate substantially all of the restrictive covenants and certain events of default with respect to such notes.
Senior Notes Due 2016
During the quarter ended June 30, 2013, we announced a cash tender offer and consent solicitation on the Senior Notes due 2016 at a price of $1,068 plus interest of $55.49 per $1,000 outstanding. On June 21, 2013, we accepted and paid for all validly tendered notes, which was $582.5 million of the outstanding $590.6 million, which resulted in an aggregate payment of $654.4 million for such repurchase. We also entered into a supplemental indenture to eliminate substantially all of the restrictive covenants and certain events of default with respect to such notes.
Senior Notes Due 2019
During the quarter ended June 30, 2013, we announced a consent solicitation on the Senior Notes due 2019. On June 21, 2013, we entered into supplemental indentures to permit the refinancing of the Senior Subordinated Notes due 2016 by incurring indebtedness that ranks equally in right of payment with the Senior Notes due 2019 provided such indebtedness has maturities longer than the Senior Notes due 2019, which resulted in the payment of an $11.5 million consent fee for the consenting holders of the Senior Notes due 2019.
Indenture Restrictions
We have an incurrence test under our indentures applicable to debt, restricted payments, mergers and consolidations and designation of unrestricted subsidiaries that requires EBITDA to exceed interest expense by 2.25 times. At June 30, 2013, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and to refinance existing debt. Not meeting this ratio does not represent an event of default under our indentures. We are presently unable to predict when or if we will meet the incurrence test.

Summary of All Outstanding Debt
The following table summarizes certain significant aspects of our long-term debt outstanding at June 30, 2013.

Priority on Collateral and Structural Seniority (1)
	Highest priority							Lowest priority
	First Lien	Second Lien		Senior Unsecured				Senior Subordinated
	Combined Credit Agreements	Senior Secured Second Lien Credit Agreement	Senior Secured Second Lien Notes due 2019	2015 Senior Notes	2016 Senior Notes	2019 Senior Notes	2021 Senior Notes	Senior Subordinated Notes
Principal amount (2)	$350 million	$625 million	$200 million	$13 million	$8 million	$298 million	$325 million	$350 million
Scheduled maturity date (3)	September 6, 2016	June 21, 2019	June 21, 2019	August 1, 2015	January 1, 2016	August 15, 2019	July 1, 2021	April 1, 2016
Interest rate on outstanding borrowings at June 30, 2013 (4)	3.88%	7.00%	7.00%	8.25%	11.75%	9.125%	11.00%	7.125%
Base interest rate options (5) (6)	LIBOR, ABR, CDOR	LIBOR floor of 1.25%; ABR floor 2.25%	LIBOR floor of 1.25%	N/A	N/A	N/A	N/A	N/A
Financial covenants (7)	- Minimum current ratio of 1.0 - Minimum EBITDA to cash interest expense ratio of 1.25 - Maximum senior secured debt leverage ratio of 2.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Significant restrictive covenants (7)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases- Asset sales - Affiliate transactions - Limitations on derivatives and investments	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Asset sales	- Asset sales	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption (7)	Any time	Any time, subject to re-pricing event June 21, 2014: 102 2015: 101	Any time, subject to re-pricing event June 21, 2014: 102 2015: 101	August 1, 2013: 101.938 2014: par	July 1, 2013: 105.875 2014: 102.938 2015: par	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	July 1, 2019: 102.000 2020: par	April 1, 2013: 101.188 2014: par
Make-whole redemption (7)	N/A	N/A	N/A	N/A	Callable prior to July 1, 2013 at make-whole call price of Treasury +50 bps	Callable prior to August 15, 2014 at make-whole call price of Treasury +50 bps	N/A	N/A
Change of control (7)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Estimated fair value (8)	$190.2 million	$560.2 million	$179.3 million	$11.1 million	$7.7 million	$253.3 million	$284.4 million	$283.5 million

(1)
Borrowings under the Amended and Restated U.S. Credit Facility, Senior Secured Second Lien Credit Agreement and Senior Secured Second Lien Notes due 2019 are guaranteed by certain of Quicksilver’s domestic subsidiaries and are secured (on a first priority basis with respect to the Amended and Restated U.S. Credit Facility and on a second priority basis with respect to the Senior Secured Second Lien Credit Agreement and the Senior Secured Second Lien Notes due 2019) by 100% of the equity interests of each of Cowtown Pipeline Management, Inc., Cowtown Pipeline Funding, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Barnett Shale Operating LLC, Silver Stream Pipeline Company LLC, QPP Parent LLC and QPP Holdings LLC (collectively, the “Domestic Pledged Equity”), 65% of the equity interests of Quicksilver Resources Canada Inc. (“Quicksilver Canada”) and Quicksilver Production Partners Operating Ltd. (with respect to the Amended and Restated U.S. Credit Facility, on a ratable basis with borrowings under the Amended and Restated Canadian Credit Facility) and the majority of Quicksilver's domestic proved oil and gas properties and related assets, (the “Domestic Pledged Property”). Borrowings under the Amended and Restated Canadian Credit Facility are guaranteed by Quicksilver and certain of its domestic subsidiaries and are secured by the Domestic Pledged Equity, the Domestic Pledged Property, 100% of the equity interests of Quicksilver Canada (65% of which is on a ratable basis with the borrowings under the Amended and Restated U.S. Credit Facility) and any Canadian restricted subsidiaries, under the Amended and Restated Canadian Credit Facility, and 65% of the equity interests of Quicksilver Production Partners Operating Ltd. (which is on a ratable basis with the borrowings under the Amended and Restated U.S. Credit Facility) and the majority of Quicksilver Canada's oil and gas properties and related assets. The other debt presented is based upon structural seniority and priority of payment.

(2)	The principal amount for the Combined Credit Agreements represents the global borrowing base as of June 30, 2013.

(3)
The Combined Credit Agreements are required to be repaid 91 days prior to the maturity of the 2015 Senior Notes, the 2016 Senior Notes, the 2016 Senior Subordinated Notes, the Senior Secured Second Lien Credit Agreement or the Senior Secured Second Lien Notes due 2019, if on the applicable date any amount of such debt remains outstanding. The Senior Secured Second Lien Credit Agreement and Senior Secured Second Lien Notes due 2019 are required to be repaid (1) 91 days prior the maturity of the 2019 Notes if more than $100 million of 2019 Senior Notes remain outstanding and (2) 91 days prior to the maturity of the 2015 Senior Notes, the 2016 Senior Notes or the 2016 Senior Subordinated Notes if on the applicable date the aggregate amount of all such notes remaining outstanding is greater than $100 million.

(4)	Represents the weighted average borrowing rate payable to lenders.

(5)
Amounts outstanding under the Amended and Restated U.S. Credit Facility bear interest, at our election, at (i) adjusted LIBOR (as defined in the Amended and Restated U.S. Credit Facility) plus an applicable margin between 2.75% to 3.75%, (ii) ABR (as defined in the Amended and Restated U.S. Credit Facility), which is the greatest of (a) the prime rate announced by JPMorgan, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00%, plus, in each case under scenario (ii), an applicable margin between 1.75% to 2.75%. We also pay a per annum fee on the LC Exposure (as defined in the Amended and Restated U.S. Credit Facility) of all letters of credit issued under the Amended and Restated U.S. Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated U.S. Credit Facility of 0.50%.

(6)
Amounts outstanding under the Amended and Restated Canadian Credit Facility bear interest, at our election, at (i) the CDOR Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.75% and 3.75%, (ii) the Canadian Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.75% and 2.75%, (iii) the U.S. Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.75% and 2.75% and (iv) adjusted LIBOR (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.75% to 3.75%. We pay a per annum fee on the LC Exposure (as defined in the Amended and Restated Canadian Credit Facility) of all letters of credit issued under the Amended and Restated Canadian Credit Facility equal to the applicable margin, with respect to adjusted LIBOR loans, and a commitment fee on the unused availability under the Amended and Restated Canadian Credit Facility of 0.50%.

(7)
The information presented in this table is qualified in all respects by reference to the full text of the covenants, provisions and related definitions contained in the documents governing the various components of our debt.

(8)
The estimated fair value is determined using market quotations based on recent trade activity for fixed rate obligations (“Level 2” inputs). Our Senior Secured Second Lien Credit Agreement and Senior Secured Second Lien Notes due 2019 feature variable interest rates and we estimate their fair value by using market quotations based on recent trade activity (“Level 3” input). We consider our Combined Credit Agreements which have a variable interest rate to have a fair value equal to their carrying value (“Level 1” input).

6. ASSET RETIREMENT OBLIGATIONS
The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the six months ended June 30, 2013.

(In thousands)
Beginning asset retirement obligations	$116,526
Additional liability incurred	3,124
Change in estimates	1,691
Accretion expense	2,644
Asset retirement costs incurred	(1,053)
Settlement of liability in excess of obligation recorded	269
Disposition	(12,230)
Currency translation adjustment	(3,107)
Ending asset retirement obligations	107,864
Less current portion	(577)
Long-term asset retirement obligation	$107,287
7. INCOME TAXES
Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities. In addition, deferred tax balances must be adjusted to reflect tax rates that we expect will be in effect during years in which we expect the temporary differences will reverse. Net operating loss carry-forwards and other deferred tax assets are reviewed for recoverability, and if necessary, are recorded net of a valuation allowance. At June 30, 2013, our U.S. and Canadian valuation allowances are $472.2 million and $62.6 million, respectively, which reduce our net deferred tax assets to a zero value as we continue to believe that it is not more likely than not that we will realize the deferred tax benefits primarily related to our cumulative net operating losses. Income tax recognized for the three and six months ended June 30, 2013 is a result of hedge gains previously deferred in AOCI being realized during the periods and the net tax impact being recognized without a corresponding valuation allowance.
8. COMMITMENTS AND CONTINGENCIES
Contractual Obligations, Commitments and Contingencies
In July 2013, in light of the Canadian Governor in Council's failure to approve NGTL's construction of the Komie North Project, NGTL terminated the Project and Expenditure Authorization (PEA), which authorized NGTL to construct the Komie North Project and the related meter station. The PEA necessitated the construction of a treatment facility and required financial guarantees to cover NGTL's costs for the Komie North Project. We have provided C$14 million in letters of credit to support this obligation. NGTL will release the letters of credit in connection with our paying NGTL an amount equal to actual costs incurred by NGTL, which is estimated to be approximately $12.8 million and is reflected in other income (expense) in our consolidated financial statements. With this termination of the PEA as described above, our agreement to deliver gas to the Komie North Project, has also terminated. We maintain our ability to sell gas at the Station 2 and AECO hubs, as our current production is served by existing treating facilities and pipelines.
In April 2013, we increased our outstanding letters of credit by C$13 million for the contractual increase of treating volumes in the Horn River Basin.
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

Note 14 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended June 30, 2013.
9. FORTUNE CREEK
Note 12 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains additional information on Fortune Creek. We committed to minimum expenditures of $300 million for drilling and completion activities in our Horn River Asset between 2012 and 2014, of which we incurred $148.8 million as of June 30, 2013, and pursuant to the partnership agreement will be required to incur an additional $31.2 million by December 31, 2013, with the balance to be incurred through December 31, 2014; provided further that up to $20 million could be deferred until December 31, 2015. Additionally, we committed gas production from our Horn River Asset for ten years beginning 2012, as more fully described below. KKR contributed $125 million cash in exchange for a 50% interest in Fortune Creek. Our Canadian subsidiary has responsibility for the day-to-day operations of Fortune Creek.
Our Canadian subsidiary entered into a firm gathering agreement with Fortune Creek which is guaranteed by us. At our election and based on the satisfaction of certain conditions, KKR has the responsibility to fund up to C$130 million of the capital required for construction of a new gas treatment facility in exchange for preferential cash flow distributions. If our subsidiary does not meet its obligations under the gathering agreement, KKR has the right to liquidate the partnership and consequently we have recorded the funds contributed by KKR as a liability in our consolidated financial statements. We recognize accretion expense to reflect the rate of return earned by KKR via its investment. Fortune Creek has made cash distributions to KKR, which are reported as cash used by financing activities, since May 2012.
10. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At June 30, 2013 and December 31, 2012, we had 176.5 million and 173.1 million shares of common stock outstanding, respectively.
On May 15, 2013, our stockholders approved an amendment to the 2006 Equity Plan, which increased the shares available for issuance under the plan by 12 million shares. Note 17 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains additional information about our equity-based compensation plan.
Stock Options
Options to purchase shares of common stock were granted in 2013 with an estimated fair value of $0.9 million. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the six months ended June 30:

	2013	2012
Weighted avg grant date fair value	$0.99	$4.21
Weighted avg risk-free interest rate	0.44%	1.14%
Expected life	2.9 years	6.0 years
Wtd avg volatility	64.3%	68.2%
Expected dividends	—	—

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	Shares	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2013	4,979,980	$10.23
Granted	888,197	2.33
Expired	(53,588)	9.10
Outstanding at June 30, 2013	5,814,589	$9.04	7.1	$—
Exercisable at June 30, 2013	4,575,938	$9.31	6.7	$—
As of June 30, 2013, we estimate that a total of 5.7 million stock options will become vested including those options already exercisable. As of June 30, 2013, the unrecognized compensation cost related to outstanding unvested stock options was $2.9 million, which is expected to be recognized in expense through June 2015. Compensation expense related to stock options of $2.7 million and $3.4 million was recognized for each of the six months ended June 30, 2013 and 2012, respectively.
Restricted Stock
The following table summarizes our restricted stock and stock unit activity for the six months ended June 30, 2013:

	Payable in shares		Payable in cash
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at January 1, 2013	3,099,135	$8.48	678,217	$7.71
Granted	5,133,495	2.96	1,322,352	2.97
Vested	(1,419,440)	9.11	(271,864)	8.32
Forfeited	(636,458)	3.98	(183,721)	3.94
Outstanding at June 30, 2013	6,176,732	$4.21	1,544,984	$3.99
As of June 30, 2013, the unrecognized compensation cost related to outstanding unvested restricted stock was $18.8 million, which is expected to be recognized in expense through March 2016. Grants of restricted stock and RSUs during the six months ended June 30, 2013 had an estimated grant date fair value of $19.1 million. The fair value of outstanding RSUs to be settled in cash is $2.6 million at June 30, 2013. For the six months ended June 30, 2013 and 2012, compensation expense of $10.0 million and $7.3 million, respectively, was recognized. The total fair value of shares vested during the six months ended June 30, 2013 was $4.6 million.
In the 2nd quarter of 2013, the Company recognized $3.6 million in stock-based compensation to correct for assumptions on forfeitures and vesting for retirement eligible and imminently retirement eligible individuals, including $2.2 million which pertain to periods before 2013.

11. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)

	(In thousands, except per share data)
Net income (loss) attributable to Quicksilver	$242,523	$(802,022)	$182,818	$(1,013,587)
Basic income allocable to participating securities (1)	(7,020)	—	$(5,126)	$—
Income (loss) available to shareholders	$235,503	$(802,022)	$177,692	$(1,013,587)
Weighted average common shares – basic	171,357	170,043	171,261	169,991
Effect of dilutive securities (2)
Share-based compensation awards	5	—	4	—
Weighted average common shares – diluted	171,362	170,043	171,265	169,991
Earnings (loss) per common share – basic	$1.37	$(4.72)	$1.04	$(5.96)
Earnings (loss) per common share – diluted	$1.37	$(4.72)	$1.04	$(5.96)

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, should be included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended June 30, 2013, 5.3 million shares associated with our stock options and 1.0 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation. For the three months ended June 30, 2012, 5.2 million shares associated with our stock options and 0.3 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation. For the six months ended June 30, 2013, 5.2 million shares associated with our stock options and 1.0 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation. For the six months ended June 30, 2012, 5.2 million shares associated with our stock options and 0.3 million shares associated with our unvested restricted stock units were antidilutive; therefore, excluded from the diluted share calculation.
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 19 to the consolidated financial statements in our 2012 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our senior notes and senior subordinated notes.
The following tables present financial information about Quicksilver and our restricted subsidiaries for the six-month period covered by the consolidated financial statements. Under the indentures for our senior notes and senior subordinated notes, Fortune Creek is not considered to be a subsidiary and therefore it is presented separately from the other subsidiaries for these purposes.
Condensed Consolidating Balance Sheets

	June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$315,840	$9,234	$61,819	$(21,456)	$365,437	$12,838	$2,866	$(25,634)	$355,507
Property and equipment	496,367	16,029	295,864	—	808,260	—	84,590	—	892,850
Investment in subsidiaries (equity method)	(214,588)	—	(31,168)	214,588	(31,168)	(31,167)	—	62,335	—
Other assets	494,776	—	41,741	(390,723)	145,794	—	—	—	145,794
Total assets	$1,092,395	$25,263	$368,256	$(197,591)	$1,288,323	$(18,329)	$87,456	$36,701	$1,394,151

LIABILITIES AND EQUITY
Current liabilities	$98,542	$11,417	$44,472	$(21,456)	$132,975	$12,819	$1,680	$(25,634)	$121,840
Long-term liabilities	1,962,342	19,242	520,231	(390,723)	2,111,092	—	1,537	128,174	2,240,803
Stockholders' equity	(968,489)	(5,396)	(196,447)	214,588	(955,744)	(31,148)	84,239	(65,839)	(968,492)
Total liabilities and equity	$1,092,395	$25,263	$368,256	$(197,591)	$1,288,323	$(18,329)	$87,456	$36,701	$1,394,151

	December 31, 2012
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidating Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$261,130	$105,695	$76,088	$(222,586)	$220,327	$13,250	$391	$(26,455)	$207,513
Property and equipment	621,073	20,007	296,462	—	937,542	—	91,516	—	1,029,058
Investment in subsidiaries (equity method)	(191,725)	—	(42,883)	191,725	(42,883)	(42,905)	—	85,788	—
Other assets	346,972	—	41,865	(243,620)	145,217	—	—	—	145,217
Total assets	$1,037,450	$125,702	$371,532	$(274,481)	$1,260,203	$(29,655)	$91,907	$59,333	$1,381,788
LIABILITIES AND EQUITY
Current liabilities	$255,678	$112,133	$33,475	$(222,586)	$178,700	$13,230	$2,316	$(26,455)	$167,791
Long-term liabilities	1,914,568	19,242	524,107	(243,620)	2,214,297	—	1,585	130,912	2,346,794
Stockholders' equity	(1,132,796)	(5,673)	(186,050)	191,725	(1,132,794)	(42,885)	88,006	(45,124)	(1,132,797)
Total liabilities and equity	$1,037,450	$125,702	$371,532	$(274,481)	$1,260,203	$(29,655)	$91,907	$59,333	$1,381,788

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$131,925	$202	$43,370	$—	$175,497	$—	$5,737	$(5,737)	$175,497
Operating expenses	86,194	108	30,740	—	117,042	—	2,470	(5,737)	113,775
Tokyo Gas Transaction gain	333,172	—	—	—	333,172	—	—	—	333,172
Equity in net earnings of subsidiaries	(8,890)	—	(1,558)	8,890	(1,558)	3,269	—	(1,711)	—
Operating income (loss)	370,013	94	11,072	8,890	390,069	3,269	3,267	(1,711)	394,894
Fortune Creek accretion	—	—	—	—	—	—	—	(4,827)	(4,827)
Interest expense and other	(122,549)	—	(19,796)	—	(142,345)	—	2	—	(142,343)
Income tax (expense) benefit	(4,941)	—	(260)	—	(5,201)	—	—	—	(5,201)
Net income (loss)	$242,523	$94	$(8,984)	$8,890	$242,523	$3,269	$3,269	$(6,538)	$242,523
Other comprehensive income (loss)	(11,898)	—	(2,969)	2,969	(11,898)	—	—	—	(11,898)
Equity in OCI of subsidiaries	(2,969)	—	—	—	(2,969)	—	—	—	(2,969)
Comprehensive income (loss)	$227,656	$94	$(11,953)	$11,859	$227,656	$3,269	$3,269	$(6,538)	$227,656

	For the Three Months Ended June 30, 2012 (Restated)
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$172,818	$1,078	$20,817	$(695)	$194,018	$—	$3,202	$(3,202)	$194,018
Operating expenses	1,166,469	893	181,749	(695)	1,348,416	—	1,816	(3,202)	1,347,030
Equity in net earnings of subsidiaries	(122,952)	—	(1,051)	122,952	(1,051)	1,386	—	(335)	—
Operating income (loss)	(1,116,603)	185	(161,983)	122,952	(1,155,449)	1,386	1,386	(335)	(1,153,012)
Fortune Creek accretion	—	—	—	—	—	—	—	(4,830)	(4,830)
Interest expense and other	(37,971)	—	(2,040)	—	(40,011)	—	—	—	(40,011)
Income tax (expense) benefit	352,694	(65)	40,809	—	393,438	—	—	2,393	395,831
Net income	$(801,880)	$120	$(123,214)	$122,952	$(802,022)	$1,386	$1,386	$(2,772)	$(802,022)
Other comprehensive income (loss)	(29,498)	—	(2,952)	2,952	(29,498)	—	—	—	(29,498)
Equity in OCI of subsidiaries	(2,952)	—	—	—	(2,952)	—	—	—	(2,952)
Comprehensive income (loss)	$(834,330)	$120	$(126,166)	$125,904	$(834,472)	$1,386	$1,386	$(2,772)	$(834,472)

	For the Six Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$220,826	$416	$72,959	$—	$294,201	$—	$11,062	$(11,062)	$294,201
Operating expenses	183,217	138	59,199	—	242,554	—	4,859	(11,062)	236,351
Tokyo Gas Transaction gain	333,172	—	—	—	333,172	—	—	—	333,172
Equity in net earnings of subsidiaries	(13,081)	—	(3,466)	13,081	(3,466)	6,206	—	(2,740)	—
Operating income (loss)	357,700	278	10,294	13,081	381,353	6,206	6,203	(2,740)	391,022
Fortune Creek accretion	—	—	—	—	—	—	—	(9,672)	(9,672)
Interest expense and other	(163,717)	—	(22,721)	—	(186,438)	—	3	—	(186,435)
Income tax (expense) benefit	(11,165)	—	(932)	—	(12,097)	—	—	—	(12,097)
Net income (loss)	$182,818	$278	$(13,359)	$13,081	$182,818	$6,206	$6,206	$(12,412)	$182,818
Other comprehensive income (loss)	(22,900)	—	(6,420)	6,420	(22,900)	—	—	—	(22,900)
Equity in OCI of subsidiaries	(6,420)	—	—	—	(6,420)	—	—	—	(6,420)
Comprehensive income (loss)	$153,498	$278	$(19,779)	$19,501	$153,498	$6,206	$6,206	$(12,412)	$153,498

	For the Six Months Ended June 30, 2012 (Restated)
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$321,408	$2,208	$44,866	$(1,598)	$366,884	$—	$5,599	$(5,599)	$366,884
Operating expenses	1,482,081	1,802	349,209	(1,598)	1,831,494	—	3,083	(5,599)	1,828,978
Crestwood earn-out	41,097	—	—	—	41,097	—	—	—	41,097
Equity in net earnings of subsidiaries	(233,294)	—	(4,662)	233,294	(4,662)	2,516	—	2,146	—
Operating income (loss)	(1,352,870)	406	(309,005)	233,294	(1,428,175)	2,516	2,516	2,146	(1,420,997)
Fortune Creek accretion	—	—	—	—	—	—	—	(9,571)	(9,571)
Interest expense and other	(76,614)	—	(3,474)	—	(80,088)	—	—	—	(80,088)
Income tax (expense) benefit	416,039	(142)	78,779	—	494,676	—	—	2,393	497,069
Net income	$(1,013,445)	$264	$(233,700)	$233,294	$(1,013,587)	$2,516	$2,516	$(5,032)	$(1,013,587)
Other comprehensive income (loss)	(7,739)	—	9,438	(9,438)	(7,739)	—	—	—	(7,739)
Equity in OCI of subsidiaries	9,438	—	—	—	9,438	—	—	—	9,438
Comprehensive income (loss)	$(1,011,746)	$264	$(224,262)	$223,856	$(1,011,888)	$2,516	$2,516	$(5,032)	$(1,011,888)

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided by (used in) operating activities	$(102,770)	$(37)	$18,791	$(84,016)	$—	$5,910	$(78,106)
Purchases of property, plant and equipment	(36,840)	37	(18,558)	(55,361)	—	(488)	(55,849)
Proceeds from Tokyo Gas Transaction	463,418	—	—	463,418	—	—	463,418
Proceeds from sale of properties and equipment	1,664	—	17	1,681	—	—	1,681
Purchase of marketable securities	(118,656)	—	—	(118,656)	—	—	(118,656)
Net cash flow provided by (used in) investing activities	309,586	37	(18,541)	291,082	—	(488)	290,594
Issuance of debt	1,170,266	—	3,040	1,173,306	—	—	1,173,306
Repayments of debt	(1,113,704)	—	(150,413)	(1,264,117)	—	—	(1,264,117)
Debt issuance costs paid	(25,608)	—	—	(25,608)	—	—	(25,608)
Intercompany note	(147,103)	—	147,103	—	—	—	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	(5,009)	(5,009)
Purchase of treasury stock	(1,125)	—	—	(1,125)	—	—	(1,125)
Net cash flow provided by (used in) financing activities	(117,274)	—	(270)	(117,544)	—	(5,009)	(122,553)
Effect of exchange rates on cash	—	—	20	20	—	1,887	1,907
Net increase (decrease) in cash and equivalents	89,542	—	—	89,542	—	2,300	91,842
Cash and equivalents at beginning of period	4,618	—	—	4,618	—	333	4,951
Cash and equivalents at end of period	$94,160	$—	$—	$94,160	$—	$2,633	$96,793

	For the Six Months Ended June 30, 2012 (Restated)
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided by operating activities	$57,359	$590	$32,987	$90,936	$2	$8,578	$99,516
Purchases of property, plant and equipment	(140,256)	(590)	(157,508)	(298,354)	—	(8,815)	(307,169)
Proceeds from Crestwood earn-out	41,097	—	—	41,097	—	—	41,097
Proceeds from sale of properties and equipment	3,060	—	312	3,372	—	—	3,372
Net cash flow used by investing activities	(96,099)	(590)	(157,196)	(253,885)	—	(8,815)	(262,700)
Issuance of debt	119,000	—	136,775	255,775	—	—	255,775
Repayments of debt	(75,018)	—	(13,097)	(88,115)	—	—	(88,115)
Debt issuance costs paid	(148)	—	—	(148)	—	—	(148)
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	(1,845)	(1,845)
Proceeds from exercise of stock options	11	—	—	11	—	—	11
Purchase of treasury stock	(2,364)	—	—	(2,364)	—	—	(2,364)
Net cash flow provided by (used in) financing activities	41,481	—	123,678	165,159	—	(1,845)	163,314
Effect of exchange rates on cash	—	—	531	531	—	196	727
Net increase (decrease) in cash and equivalents	2,741	—	—	2,741	2	(1,886)	857
Cash and equivalents at beginning of period	363	—	—	363	—	12,783	13,146
Cash and equivalents at end of period	$3,104	$—	$—	$3,104	$2	$10,897	$14,003

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

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended June 30:	(In thousands)
2013
Revenue	$140,393	$34,264	$6,576	$—	$(5,736)	$175,497
DD&A	10,323	3,047	1,307	588	—	15,265
Operating income (loss)	392,786	16,209	3,362	(17,463)	—	394,894
Property and equipment costs incurred	14,760	2,620	675	9,344	—	27,399
2012 (Restated)
Revenue	$166,642	$26,249	$5,024	$—	$(3,897)	$194,018
DD&A	39,410	6,700	1,320	586	—	48,016
Impairment expense	1,042,737	156,989	—	—	—	1,199,726
Operating income (loss)	(975,741)	(158,465)	184	(18,990)	—	(1,153,012)
Property and equipment costs incurred	44,546	103,778	5,459	1,914	—	155,697
For the Six Months Ended June 30:
2013
Revenue	$221,949	$70,523	$12,791	$—	$(11,062)	294,201
DD&A	23,451	6,237	2,647	1,186	—	33,521
Operating income (loss)	399,710	19,050	6,486	(34,224)	—	391,022
Property and equipment costs incurred	35,313	5,684	755	9,984	—	51,736
2012 (Restated)
Revenue	$308,418	$56,382	$9,282	$—	$(7,198)	366,884
DD&A	81,227	17,516	2,528	1,184	—	102,455
Impairment expense	1,220,777	296,877	—	—	—	1,517,654
Operating income (loss)	(1,083,053)	(299,666)	406	(38,684)	—	(1,420,997)
Property and equipment costs incurred	116,977	157,401	11,439	5,447	—	291,264
Property, plant and equipment-net
June 30, 2013	$490,516	$294,405	$100,619	$7,310	$—	$892,850
December 31, 2012	614,071	294,921	111,523	8,543	—	1,029,058
Total assets
June 30, 2013	905,866	368,256	112,719	7,310	—	$1,394,151
December 31, 2012	784,104	371,532	217,609	8,543	—	1,381,788
14. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest and income taxes was as follows:

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Interest, net of capitalized interest	$129,569	$77,940
Income taxes	1,108	(1,565)

Other significant non-cash transactions were as follows:

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Working capital related to capital expenditures	$5,742	$98,692

15. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of June 30, 2013, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Glenn Darden and Anne Darden Self are officers and directors and Thomas Darden is an employee and director of Quicksilver.
During the first six months of 2013 and 2012, we paid $0.3 million and $0.3 million, respectively, for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates were determined based upon comparable rates charged by third parties.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals, employee insurance coverage and administrative services were less than $0.1 million for the first six months of 2013 and 2012.
In May 2013, we entered into an agreement with Thomas F. Darden with respect to Mr. Darden’s retirement and Mr. Darden’s provision of consulting services following his retirement. Effective May 15, 2013, Mr. Darden retired from his executive position and is expected to remain an employee that does not serve as an officer through December 31, 2013 and a member of the Board of Directors as Chairman Emeritus. While an employee, Mr. Darden will continue to receive his same base salary, benefits and, subject to the execution of a general release and waiver of claims, annual incentive compensation opportunity. In addition, he will be entitled to $12,500 per month, and additional reimbursements, with respect to certain business expenses. In recognition of his contributions to the Tokyo Gas Transaction, Mr. Darden received a cash bonus of $1.1 million, of which $0.6 million was paid in May 2013 with the remaining payable in August 2013, and a stock option grant with an aggregate grant date fair value of $1.1 million granted in May 2013. Both the cash bonus and the stock option grant are included in the Tokyo Gas Transaction gain on our consolidated financial statements. In connection with his retirement, he will be entitled to full vesting of his outstanding unvested equity awards (242,724 shares of restricted stock and 304,407 options); reimbursement of legal fees in connection with the agreement, up to $40,000; and payment of accrued and unused vacation and estimated COBRA premiums. Mr. Darden will be engaged as a consultant for the three-year period following his retirement and will receive a monthly consulting fee of $45,000. While a consultant, Mr. Darden will be entitled to $12,500 per month, and additional reimbursements, with respect to certain business expenses. In addition, Mr. Darden will be eligible to receive bonuses of up to $2.5 million in the aggregate under certain circumstances in connection with certain possible future strategic transactions occurring on or before December 31, 2016.

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
2013 HIGHLIGHTS
Joint Venture Update
In March 2013, we entered into a Purchase and Sale Agreement with TGBR to sell an undivided 25% of our Barnett Shale Asset for a purchase price of $485 million. The transaction closed in April 2013, but was effective as of September 1, 2012. The purchase price was subject to customary purchase price adjustments, which resulted in TGBR paying us $464.0 million, including an estimated final adjustment of $0.6 million in the third quarter of 2013. We recognized a gain of $333.2 million before consideration of income taxes as a result of this transaction.
In July 2013, we executed an agreement to sell all of our interest in approximately 143,000 acres and 2.6 MMBbl of reserves located in our Southern Alberta Asset. The sale is expected to close in the third quarter and is subject to customary closing conditions.
We are running an integrated joint venture process in our Horn River Asset with a select group of potential partners. The process is currently in the formal bidding stage.
We are progressing with the effort to attract outside capital for our West Texas Asset and expect a minimal drilling program until a joint venture partner is secured.
Significant Contract Revisions
In the second quarter of 2013, we refinanced a portion of our debt to extend maturities and reduce the weighted average interest costs on outstanding debt. We also amended our Combined Credit Agreements primarily to loosen the financial covenants through the second quarter of 2016 and to permit the incurrence of up to $825 million of second lien debt. Specific refinancing activities and changes to the Combined Credit Agreements are outlined in Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
In July 2013, in light of the Canadian Governor in Council's failure to approve NGTL's construction of the Komie North Project, NGTL terminated the Project and Expenditure Authorization (PEA), which authorized NGTL to construct the Komie North Project and the related meter station. The PEA necessitated the construction of a treatment facility and required financial guarantees to cover NGTL's costs for the Komie North Project. We have provided C$14 million in letters of credit to support this obligation. NGTL will release the letters of credit in connection with our paying NGTL an amount equal to actual costs incurred by NGTL, which is estimated to be approximately $12.8 million and is reflected in other income (expense) in our consolidated financial statements. With this termination of the PEA as described above, our agreement to deliver gas to the Komie North Project, has also terminated. We maintain our ability to sell gas at the Station 2 and AECO hubs, as our current production is served by existing treating facilities and pipelines.
2013 CAPITAL PROGRAM
We incurred costs related to our capital program of $51.7 million for the first six months of 2013. We continue to anticipate full year 2013 spending to approximate $120 million.

RESULTS OF OPERATIONS
The following discussion compares the results of operations for the three months ended June 30, 2013 and 2012, or the 2013 quarter and 2012 quarter, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Asset.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Historically, we have used hedge accounting and combining these items mirrors our views of the derivatives' usefulness and provides more comparability.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(In millions)
Barnett Shale	$50.3	$41.7	$17.5	$34.3	$1.7	$3.0	$69.5	$79.0
Other U.S.	—	0.1	—	0.1	2.9	3.3	2.9	3.5
Hedging	14.4	45.4	—	6.3	—	—	14.4	51.7
U.S.	64.7	87.2	17.5	40.7	4.6	6.3	86.8	134.2
Horseshoe Canyon	14.7	8.9	—	—	—	—	14.7	8.9
Horn River	16.8	2.6	—	—	—	—	16.8	2.6
Hedging	2.8	4.6	—	—	—	—	2.8	4.6
Canada	34.3	16.1	—	—	—	—	34.3	16.1
Consolidated production revenue	$99.0	$103.3	$17.5	$40.7	$4.6	$6.3	$121.1	$150.3

U.S. realized cash derivative gains (losses)	$(4.0)	$8.9	$—	$—	$—	$—	$(4.0)	$8.9
Canada realized cash derivative gains	0.5	8.2	—	—	—	—	0.5	8.2
Consolidated realized cash derivative gains (losses)	(3.5)	17.1	—	—	—	—	(3.5)	17.1
Consolidated production revenue and realized cash derivative gains (1)	$95.5	$120.4	$17.5	$40.7	$4.6	$6.3	$117.6	$167.4

(1)
Realized cash derivative gains from derivatives not treated as hedges are included in net derivative gains. Unrealized derivative gains and losses, non-cash loss in fair value from restructured natural gas derivatives and hedge ineffectiveness make up the remainder of net derivative gains as reported on our statement of income. A discussion of net derivative gains is found elsewhere in our discussion of our results of operations. Total revenue is comprised of production revenue, net derivative gains , sales of purchased natural gas and other revenue.

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	137.7	216.8	7,069	11,339	207	366	181.4	287.1
Other U.S.	—	0.7	21	26	377	441	2.4	3.5
Total U.S.	137.7	217.5	7,090	11,365	584	807	183.8	290.6
Horseshoe Canyon	48.9	53.2	7	—	—	—	48.9	53.2
Horn River	54.6	14.9	—	—	—	—	54.6	14.9
Total Canada	103.5	68.1	7	—	—	—	103.5	68.1
Total	241.2	285.6	7,097	11,365	584	807	287.3	358.7

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.01	$2.11	$27.14	$33.23	$88.85	$89.73	$4.21	$3.02
Other U.S.	3.94	2.04	50.05	55.18	83.80	82.42	13.70	11.26
Hedging	1.15	2.29	—	6.08	—	—	0.86	1.95
Total U.S.	5.16	4.40	27.21	39.36	85.59	85.73	5.19	5.07
Horseshoe Canyon	$3.30	$1.84	$57.84	$—	$—	$—	$3.31	$1.84
Horn River	3.38	1.91	—	—	—	—	3.38	1.91
Hedging	0.29	0.75	—	—	—	—	0.29	0.75
Total Canada	$3.64	$2.61	$57.84	$—	$—	$—	$3.64	$2.61
Consolidated production revenue	$4.51	$3.97	$27.24	$39.36	$85.61	$85.73	$4.63	$4.60

U.S. realized cash derivative gains (losses)	$(0.32)	$0.45	$—	$—	$—	$—	$(0.24)	$0.34
Canada realized cash derivative gains	0.06	1.33	—	—	—	—	0.06	1.33
Consolidated realized cash derivative gains (losses)	(0.16)	0.66	—	—	—	—	(0.13)	0.52
Consolidated production revenue and realized cash derivative gains	$4.35	$4.63	$27.24	$39.36	$85.61	$85.73	$4.50	$5.12

The following table summarizes the changes in our production revenue and realized cash gains on derivatives:

	Natural Gas	NGL	Oil	Total

	(In thousands)
Consolidated production revenue and realized cash derivative gains for the 2012 quarter	$120,401	$40,709	$6,300	$167,410
Volume variances	(8,285)	(12,929)	(1,739)	(22,953)
Hedge revenue variances	(32,827)	(6,285)	—	(39,112)
Realized cash derivative variance (1)	(20,575)	—	—	(20,575)
Price variances	36,787	(3,903)	(8)	32,876
Consolidated production revenue and realized cash derivative gains for the 2013 quarter	$95,501	$17,592	$4,553	$117,646

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Consolidated production revenue and realized cash derivative gains from natural gas for the 2013 quarter decreased from the 2012 quarter due to lower volumes produced and a net decrease in hedge revenue and realized cash derivative gains due to improved natural gas prices partially offset by an increase in the realized price for natural gas. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2013 quarter decreased from the 2012 quarter due to lower volumes produced, decreased realized prices and the 2013 quarter not including NGL derivatives. The decrease in natural gas and NGL volumes is primarily due to the Tokyo Gas Transaction and is partially offset by an increase in volumes in our Horn River Asset as additional wells began producing in the second half of 2012.
At June 30, 2013, we had $1.8 million in deferred revenue related to NGLs held in storage by the purchaser of the NGLs. The title and risk of loss of the NGL volumes have transferred to the purchaser. However, the sales price of the NGLs will not be determined until the NGLs undergo further processing by the purchaser, which is expected to occur during the second half of 2013. We have deferred recognition of production and revenue on these NGL volumes as of June 30, 2013.
Our production revenue and realized derivative cash gain (loss) for the 2013 quarter and 2012 quarter was higher by $13.7 million and $73.4 million, respectively, because of our derivative activities.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended June 30,
	2013	2012

	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$17,903	$8,724
Purchases from others	782	718
Total	18,685	9,442
Costs of purchased natural gas sold
Purchases from Eni	17,906	8,723
Purchases from others	773	614
Total	18,679	9,337
Net sales and purchases of natural gas	$6	$105
Net Derivative Gains
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended June 30,
	2013	2012

	(In thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (1)	$38,313	9,229
Realized cash settlements of natural gas derivative gains (losses)	(3,476)	17,100
Gain from hedge ineffectiveness	—	6,810
Net derivative gains	34,837	33,139

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
In 2012 we began to account for the fair value changes of certain natural gas derivatives in the income statement as reflected in the above table.
Other Revenue

	For the Three Months Ended June 30,
	2013	2012

	(In thousands)
Midstream revenue from third parties:
Canada	$638	$744
Texas	216	382
Total midstream revenue	854	1,126
Total	$854	$1,126

Operating Expense
Lease Operating

	For the Three Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Cash expense	$10,274	$0.62	$12,936	$0.50
Equity compensation	214	0.01	227	0.01
	$10,488	$0.63	$13,163	$0.51
Other U.S.
Cash expense	$1,345	$6.16	$2,139	$6.76
Equity compensation	112	0.51	38	0.12
	$1,457	$6.67	$2,177	$6.88
Total U.S.
Cash expense	$11,619	$0.69	$15,075	$0.57
Equity compensation	326	0.02	265	0.01
	$11,945	$0.71	$15,340	$0.58
Horseshoe Canyon
Cash expense	$7,173	$1.61	$5,878	$1.21
Equity compensation	48	0.01	83	0.01
	$7,221	$1.62	$5,961	$1.22
Horn River
Cash expense	$1,047	$0.21	$298	$0.92
Equity compensation	—	—	—	—
	$1,047	$0.21	$298	$0.92
Total Canada
Cash expense	$8,220	$0.87	$6,176	$1.00
Equity compensation	48	0.01	83	0.01
	$8,268	$0.88	$6,259	$1.01
Total Company
Cash expense	$19,839	$0.76	$21,251	$0.65
Equity compensation	374	0.01	348	0.01
	$20,213	$0.77	$21,599	$0.66

Lease operating expense for the 2013 quarter in the Barnett Shale increased on a unit basis primarily due to fixed lease operating charges being distributed over lower volume compared to the 2012 quarter. In Canada, the increase in lease operating expense on a gross basis compared to the 2012 quarter is primarily due to increased volumes in our Horn River Asset. The reduction on a unit basis is due to the increased volumes in our Horn River Asset as fixed lease operating costs were distributed over a higher volume compared to the 2012 quarter.

Gathering, Processing and Transportation

	For the Three Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$25,941	$1.57	$36,464	$1.40
Other U.S.	2	0.01	4	0.01
Total U.S.	25,943	1.55	36,468	1.38
Horseshoe Canyon	794	0.18	960	0.20
Horn River	9,937	2.00	5,196	3.83
Total Canada	10,731	1.14	6,156	0.99
Total	$36,674	$1.40	$42,624	$1.31

U.S. GPT on a gross basis decreased primarily due to lower volume in our Barnett Shale Asset, with the Tokyo Gas Transaction contributing to this decline. On a unit basis, the 2013 quarter was higher primarily due to our production mix between areas within our Barnett Shale Asset. To a lesser extent the decrease was a result of deferred sales production to later in 2013 for our NGLs without a reduction in transportation expense as the NGLs were transported to the third-party facility for storage and incurred demand charges for our NGL transportation contracts. Canadian GPT increased in total for the 2013 quarter as compared to the 2012 quarter as a result of increased volumes in our Horn River Asset, and decreased on a unit basis in the Horn River primarily as a result of fixed costs under our firm agreements with third parties being spread over increased volumes in the 2013 quarter. Canadian GPT includes unused firm capacity of $1.7 million and $1.8 million for the 2013 quarter and the 2012 quarter, respectively.
Production and Ad Valorem Taxes

	For the Three Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$1,038	$0.06	$1,338	$0.05
Other U.S.	226	1.03	165	0.68
Total U.S.	1,264	0.08	1,503	0.06
Horseshoe Canyon	(29)	(0.01)	50	0.01
Horn River	—	—	—	—
Total Canada	(29)	—	50	0.01
Total production taxes	1,235	0.05	1,553	0.05
Ad valorem taxes
Barnett Shale	$3,119	$0.19	$4,579	$0.18
Other U.S.	104	0.48	155	0.49
Total U.S.	3,223	0.19	4,734	0.18
Horseshoe Canyon	361	0.08	829	0.17
Horn River	481	0.10	73	0.05
Total Canada	842	0.09	902	0.15
Total ad valorem taxes	4,065	0.16	5,636	0.17
Total	$5,300	$0.20	$7,189	$0.22

Depletion, Depreciation and Accretion

	For the Three Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$8,593	$0.51	$36,242	$1.37
Canada	1,087	0.12	6,044	0.97
Total depletion	9,680	0.37	42,286	1.30
Depreciation of other fixed assets
U.S.	$1,915	$0.11	$2,300	$0.09
Canada	2,396	0.25	2,406	0.39
Total depreciation	4,311	0.16	4,706	0.14
Accretion	1,274	0.05	1,024	0.03
Total	$15,265	$0.58	$48,016	$1.47
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
Impairment Expense
We perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 4 to the condensed consolidated interim financial statements in Item 1 of this Quarterly Report.
In the 2012 quarter, we recognized $1.0 billion and $157.0 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively. No impairment was recognized in the 2013 quarter.
General and Administrative

	For the Three Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Cash expense	$8,982	$0.34	$11,700	$0.36
Audit and accounting fees	318	0.01	2,661	0.08
Strategic transaction costs	1,870	0.07	—	—
Equity compensation	5,705	0.22	4,044	0.12
Total	$16,875	$0.64	$18,405	$0.56
Tokyo Gas Transaction Gain
In April 2013, we recognized a $333.2 million gain upon closing of the Tokyo Gas Transaction. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Other Income (Expense)
In June 2013, we recognized an expense of $12.8 million in connection with the termination of the PEA with NGTL. Further information regarding the transaction can be found in Note 8 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report. In the 2013 quarter the Canadian foreign currency exchange rate change resulted in a recognized loss of $2.4 million.

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
Interest Expense

	For the Three Months Ended June 30,
	2013	2012

	(In thousands)
Interest costs on debt outstanding	$42,174	$42,488
Add:
Fees paid on letters of credit outstanding	53	23
Net expense paid on debt refinancing	67,038	—
Non-cash interest (1)	19,914	1,727
Total interest costs incurred	129,179	44,238
Less:
Interest capitalized	(1,941)	(4,162)
Interest expense	$127,238	$40,076

(1)
Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization, including portions related to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 of $18.9 million.

Interest costs incurred for the 2013 quarter were higher when compared to the 2012 quarter primarily because of the refinancing of our debt securities in June 2013, which is more fully discussed in Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Income Taxes
The effective tax rates for the three months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30,
	2013	2012

	(in thousands)
Income tax (benefit) expense - U.S.	$4,941	$(352,630)
Effective tax rate-U.S.	1.9%	34.2%
Income tax (benefit) expense - Canada	$260	$(43,202)
Effective tax rate-Canada	(3.0)%	26.0%
Income tax (benefit) expense - total	$5,201	$(395,832)
Effective tax rate-total	2.1%	33.0%
Income tax expense for the 2013 quarter included a reduction in the U.S. valuation allowance of $84.9 million primarily related to the gain recognized from the Tokyo Gas Transaction and an increase in the Canadian valuation allowance of $0.4 million. During the latter half of 2012, we determined reduced likelihood of realizing deferred tax benefits primarily related to our cumulative net operating losses. Income tax recognized for the 2013 quarter is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized without a corresponding valuation allowance. The effective rate for the 2012 quarter reflected a projection of full year of U.S. and Canadian taxable losses.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2013 and 2012
The following discussion compares the results of operations for the six months ended June 30, 2013 and 2012, or the 2013 period and 2012 period, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Asset.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Historically, we have used hedge accounting and combining these items mirrors our views of the derivatives' usefulness and provides more comparability.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(In millions)
Barnett Shale	$102.0	$96.8	$41.2	$78.9	$3.9	$6.2	$147.1	$181.9
Other U.S.	0.1	0.3	0.2	0.2	6.0	7.4	6.3	7.9
Hedging	29.7	85.0	—	6.6	—	—	29.7	91.6
U.S.	131.8	182.1	41.4	85.7	9.9	13.6	183.1	281.4
Horseshoe Canyon	29.9	22.3	0.1	0.1	—	—	30.0	22.4
Horn River	34.6	4.7	—	—	—	—	34.6	4.7
Hedging	6.0	8.3	—	—	—	—	6.0	8.3
Canada	70.5	35.3	0.1	0.1	—	—	70.6	35.4
Consolidated production revenue	$202.3	$217.4	$41.5	$85.8	$9.9	$13.6	$253.7	$316.8

U.S. realized cash derivative gains	$1.5	$12.5	$—	$—	$—	$—	$1.5	$12.5
Canada realized cash derivative gains	4.7	10.2	—	—	—	—	4.7	10.2
Consolidated realized cash derivative gains	6.2	22.7	—	—	—	—	6.2	22.7
Consolidated production revenue and realized cash derivative gains (1)	$208.5	$240.1	$41.5	$85.8	$9.9	$13.6	$259.9	$339.5

(1)
Realized cash derivative gains from derivatives not treated as hedges are included in net derivative gains (losses). Unrealized derivative gains and losses, non-cash loss in fair value from restructured natural gas derivatives and hedge ineffectiveness make up the remainder of net derivative gains (losses) as reported on our statement of income. A discussion of net derivative gains (losses) is found elsewhere in our discussion of our results of operations. Total revenue is comprised of production revenue, net derivative gains (losses), sales of purchased natural gas and other revenue.

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	156.7	224.8	8,349	11,416	244	363	208.3	295.5
Other U.S.	0.1	0.7	22	26	392	463	2.6	3.7
Total U.S.	156.8	225.5	8,371	11,442	636	826	210.9	299.2
Horseshoe Canyon	50.1	55.6	7	7	—	—	50.1	55.6
Horn River	61.3	13.1	—	—	—	—	61.2	13.1
Total Canada	111.4	68.7	7	7	—	—	111.3	68.7
Total	268.2	294.2	8,378	11,449	636	826	322.2	367.9

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2013	2012	2013	2012	2013	2012	2013	2012

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$3.60	$2.37	$27.26	$37.96	$89.58	$94.13	$3.90	$3.38
Other U.S.	3.49	2.22	51.34	54.33	84.89	87.25	13.59	11.84
Hedging	1.05	2.07	—	3.17	—	—	0.78	1.68
Total U.S.	$4.64	$4.44	$27.33	$41.17	$86.69	$90.27	$4.80	$5.17
Horseshoe Canyon	$3.30	$2.21	$61.74	$69.79	$—	$—	$3.30	$2.22
Horn River	3.12	1.98	—	—	—	—	3.12	1.98
Hedging	0.30	0.66	—	—	—	—	0.30	0.66
Total Canada	$3.50	$2.82	$61.74	$69.79	$—	$—	$3.50	$2.83
Consolidated production revenue	$4.17	$4.06	$27.36	$41.18	$86.69	$90.28	$4.35	$4.73

U.S. realized cash derivative gains	$0.05	$0.30	$—	$—	$—	$—	$0.04	$0.23
Canada realized cash derivative gains	0.23	0.81	—	—	—	—	0.23	0.81
Consolidated realized cash derivative gains	$0.13	$0.42	$—	$—	$—	$—	$0.10	$0.34
Consolidated production revenue and realized cash derivative gains	$4.30	$4.48	$27.36	$41.18	$86.69	$90.28	$4.45	$5.07

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(In thousands)
Consolidated production revenue and realized cash derivative gains for the 2012 period	$240,059	$85,809	$13,578	$339,446
Volume variances	(11,627)	(21,560)	(3,189)	(36,376)
Hedge revenue variances	(57,494)	(6,607)	—	(64,101)
Realized cash derivative variance (1)	(16,563)	—	—	(16,563)
Price variances	54,022	(16,160)	(414)	37,448
Consolidated production revenue and realized cash derivative gains for the 2013 period	$208,397	$41,482	$9,975	$259,854

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Consolidated production revenue and realized cash derivative gains from natural gas for the 2013 period decreased from the 2012 period due to lower volumes produced and a net decrease in hedge revenue and realized cash derivative gains due to improved natural gas prices partially offset by an increase in the realized price for natural gas. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2013 period decreased from the 2012 period due to lower volumes produced, decreased realized prices and the 2013 period not including NGL derivatives. The decrease in natural gas and NGL volumes is primarily due to the Tokyo Gas Transaction and is partially offset by an increase in volumes in our Horn River Asset as additional wells began producing in the second half of 2012.
At June 30, 2013, we had $1.8 million in deferred revenue related to NGLs held in storage by the purchaser of the NGLs. The title and risk of loss of the NGL volumes have transferred to the purchaser. However, the sales price of the NGLs will not be determined until the NGLs undergo further processing by the purchaser, which is expected to occur during the second half of 2013. We have deferred recognition of revenue on these NGL volumes as of June 30, 2013.

Our production revenue for the 2013 period and 2012 period was higher by $41.9 million and $122.6 million, respectively, because of our hedging activities.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$33,803	$19,870
Purchases from others	1,440	1,658
Total	35,243	21,528
Costs of purchased natural gas sold
Purchases from Eni	33,802	19,906
Purchases from others	1,395	1,368
Total	35,197	21,274
Net sales and purchases of natural gas	$46	$254

Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (losses) (1)	$(2,652)	$16,060
Realized cash settlements of natural gas derivative gains	6,120	22,682
Non-cash loss in fair value from restructured natural gas derivatives	—	(13,836)
Gain (loss) from hedge ineffectiveness	—	1,569
Derivative gains (losses), net	3,468	26,475

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
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
Other Revenue

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Midstream revenue from third parties
Canada	$1,313	$1,475
Texas	442	610
Total midstream revenue	1,755	2,085
Other	—	31
Total	$1,755	$2,116

Operating Expense
Lease Operating

	For the Six Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Cash expense	$23,708	$0.63	$30,169	$0.56
Equity compensation	486	0.01	642	0.01
	$24,194	$0.64	$30,811	$0.57
Other U.S.
Cash expense	$2,748	$5.93	$4,298	$6.43
Equity compensation	180	0.39	87	0.13
	$2,928	$6.32	$4,385	$6.56
Total U.S.
Cash expense	$26,456	$0.69	$34,467	$0.63
Equity compensation	666	0.02	729	0.01
	$27,122	$0.71	$35,196	$0.64
Horseshoe Canyon
Cash expense	$15,385	$1.70	$13,634	$1.35
Equity compensation	113	0.01	208	0.02
	$15,498	$1.71	$13,842	$1.37
Horn River
Cash expense	$2,488	$0.22	$1,252	$0.53
Equity compensation	—	—	—	—
	$2,488	$0.22	$1,252	$0.53
Total Canada
Cash expense	$17,873	$0.89	$14,886	$1.19
Equity compensation	113	0.01	208	0.02
	$17,986	$0.90	$15,094	$1.21
Total Company
Cash expense	$44,329	$0.76	$49,353	$0.74
Equity compensation	779	0.01	937	0.01
	$45,108	$0.77	$50,290	$0.75

Lease operating expense for the 2013 period in the Barnett Shale increased on a unit basis primarily due to fixed lease operating charges being distributed over lower volume compared to the 2012 period. In Canada, the increase in lease operating expense on a gross basis compared to the 2012 period is primarily due to increased volumes in our Horn River Asset. The reduction on a unit basis is due to the increased volumes in our Horn River Asset as fixed lease operating costs were distributed over a higher volume compared to the 2012 period.

Gathering, Processing and Transportation

	For the Six Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$56,740	$1.51	$75,102	$1.40
Other U.S.	5	0.01	7	0.01
Total U.S.	56,745	1.49	75,109	1.38
Horseshoe Canyon	1,617	0.18	2,029	0.20
Horn River	18,136	1.64	8,563	3.59
Total Canada	19,753	0.98	10,592	0.85
Total	$76,498	$1.31	$85,701	$1.28
U.S. GPT on a gross basis decreased primarily due to lower volume in our Barnett Shale Asset, with the Tokyo Gas Transaction contributing to this decline. On a unit basis, the 2013 period was higher primarily due to our production mix between areas within our Barnett Shale Asset. To a lesser extent the decrease was a result of deferred sales production to later in 2013 for our NGLs without a reduction in transportation expense as the NGLs were transported to the third-party facility for storage and incurred demand charges for our NGL transportation contracts. Canadian GPT increased in total for the 2013 period as compared to the 2012 period as a result of increased volumes in our Horn River Asset, and decreased on a unit basis in the Horn River primarily as a result of fixed costs under our firm agreements with third parties being spread over increased volumes in the 2013 period. Canadian GPT includes unused firm capacity of $2.8 million and $3.8 million for the 2013 period and the 2012 period, respectively.
Production and Ad Valorem Taxes

	For the Six Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$1,979	$0.05	$2,644	$0.05
Other U.S.	458	0.99	411	0.69
Total U.S.	2,437	0.06	3,055	0.06
Horseshoe Canyon	36	—	52	0.01
Horn River	—	—	—	—
Total Canada	36	—	52	0.01
Total production taxes	2,473	0.04	3,107	0.05
Ad valorem taxes
Barnett Shale	$6,473	$0.17	$9,192	$0.17
Other U.S.	250	0.54	253	0.38
Total U.S.	6,723	0.18	9,445	0.17
Horseshoe Canyon	1,058	0.12	1,257	0.12
Horn River	530	0.05	143	0.06
Total Canada	1,588	0.08	1,400	0.11
Total ad valorem taxes	8,311	0.14	10,845	0.16
Total	$10,784	$0.18	$13,952	$0.21

Depletion, Depreciation and Accretion

	For the Six Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$19,700	$0.52	$76,231	$1.40
Canada	2,293	0.11	14,999	1.20
Total depletion	21,993	0.38	91,230	1.36
Depreciation of other fixed assets
U.S.	$4,030	0.11	$4,679	0.09
Canada	4,854	0.24	4,577	0.37
Total depreciation	8,884	0.15	9,256	0.14
Accretion	2,644	0.05	1,969	0.03
Total	$33,521	$0.58	$102,455	$1.53
U.S. depletion for the 2013 period, when compared to the 2012 period, reflects a decrease in production and a decrease in the current year depletion rate due to impairments recognized in 2012. Canadian depletion decreased for the 2013 period, when compared to the 2012 period, due to a decrease in the current year depletion rate as a result of impairment recognized in 2012 partially offset by an increase in production.
Impairment Expense
As required under GAAP, we perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 4 to the condensed consolidated interim financial statements in Item 1 of this Quarterly Report.
In the 2012 period, we recognized $1.2 billion and $296.9 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively. No impairment was recognized in the 2013 period.
General and Administrative

	For the Six Months Ended June 30,
	2013		2012

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Cash expense	$19,315	$0.33	$23,870	$0.35
Audit and accounting fees	1,584	0.03	4,544	0.07
Strategic transaction costs	1,870	0.03	—	—
Equity compensation	10,269	0.18	9,086	0.14
Total	$33,038	$0.57	$37,500	$0.56
Tokyo Gas Transaction Gain
In April 2013, we recognized a $333.2 million gain upon closing of the Tokyo Gas Transaction. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Crestwood Earn-Out
In February 2012, we collected $41 million of earn-out payments from Crestwood, which is presented as Crestwood earn-out in the condensed consolidated statement of income for the six months ended June 30, 2013.

Other Income (Expense)
In June 2013, we recognized an expense of $12.8 million in connection with the termination of the PEA with NGTL. Further information regarding the transaction can be found in Note 8 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report. In the 2013 period the Canadian foreign currency exchange rate change resulted in a loss of $2.5 million.
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
Interest Expense

	For the Six Months Ended June 30,
	2013	2012

	(In thousands)
Interest costs on debt outstanding	$86,146	$84,531
Add:
Fees paid on letters of credit outstanding	103	52
Net expense paid on debt refinancing	67,038	—
Non-cash interest (1)	21,773	3,469
Total interest costs incurred	175,060	88,052
Less:
Interest capitalized	(3,880)	(7,806)
Interest expense	$171,180	$80,246

(1)
Amortization of deferred financing costs, original issue discount net of interest swap settlement amortization, including portions related to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 of $18.9 million.

Interest costs incurred for the 2013 period were higher when compared to the 2012 period primarily because of the refinancing of our debt securities in June 2013, which is more fully discussed in Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Income Taxes
The effective tax rates for the six months ended June 30, 2013 and 2012 are as follows:

	For the Six Months Ended June 30,
	2013	2012

	(in thousands)
Income tax (benefit) expense - U.S.	$11,165	$(415,897)
Effective tax rate - U.S.	5.4%	34.8%
Income tax (benefit) expense - Canada	$932	$(81,172)
Effective tax rate - Canada	(7.5)%	25.8%
Income tax (benefit) expense - total	$12,097	$(497,069)
Effective tax rate - total	6.2%	32.9%

Income tax expense for the 2013 period included a reduction in the U.S. valuation allowance of $61.8 million primarily related to the gain recognized from the Tokyo Gas Transaction and an increase in the Canadian valuation allowance of $1.2 million. During the latter half of 2012, we determined reduced likelihood of realizing deferred tax benefits primarily related to our cumulative net operating losses. Income tax recognized for the 2013 period is a result of hedge gains previously deferred in

AOCI being realized during the quarter and the net tax impact being recognized without a corresponding valuation allowance. The effective rate for the 2012 period reflected a projection of full year of U.S. and Canadian taxable losses.
Quicksilver Resources Inc. and its Restricted Subsidiaries
Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 12 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of June 30, 2013. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.

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
For the remainder of 2013 through 2021, swaps economically hedge a portion of our natural gas revenue. The following summarizes future production hedged with commodity derivatives as of June 30, 2013.

Production	Daily Production
Year	Gas
MMcfd
Remainder of 2013	200
2014	170
2015	150
2016-2021	40

The following summarizes our cash flow activity for the 2013 period and 2012 period:

	Six months ended, June 30,
	2013	2012

	(In thousands)
Net cash provided by (used in) operating activities	$(78,106)	$99,516
Net cash provided by (used in) investing activities	290,594	(262,700)
Net cash provided by (used in) financing activities	(122,553)	163,314

Operating Cash Flows
Net cash provided by operating activities for the 2013 period decreased from the 2012 period due to expenses related to our debt refinancing, lower realized prices (including derivative effects), lower production volumes and negative changes in working capital.
Net cash provided by operating activities for the 2013 period also includes hedge cash settlements of $6.5 million which is deferred in other comprehensive income related to our long-dated hedges restructured in the first and fourth quarters of 2012. The revenue impact will be realized over the original term of the hedges which extends until 2021.
Investing Cash Flows
Costs incurred for property, plant and equipment for the 2013 period and 2012 period were as follows:

	United States	Canada	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2013
Exploration and development	$35,313	$5,684	$40,997
Midstream	25	730	755
Administrative	440	9,544	9,984
Total	$35,778	$15,958	$51,736
For the Six Months Ended June 30, 2012
Exploration and development	$116,977	$157,401	$274,378
Midstream	636	10,803	11,439
Administrative	2,444	3,003	5,447
Total	$120,057	$171,207	$291,264
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
We received a $463.4 million payment from the Tokyo Gas Transaction in April 2013 and a $41.1 million earn-out payment from Crestwood in February 2012.
A portion of the cash received from the Tokyo Gas Transaction was invested in interest bearing time deposits and commercial paper with maturities of less than one year. We intend to hold these investments until maturity.
Financing Cash Flows
Net financing cash flows in the 2013 period include net payments of $90.8 million under our Combined Credit Agreements. During the quarter ended June 30, 2013, we executed a number of refinancing transactions to extend our debt maturities and reduce the weighted average interest costs, which are more fully described in Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report. Issuance costs related to these transactions were $23.1 million. Proceeds from the issuance of the Senior Secured Second Lien Credit Agreement, Senior Secured Second Lien Notes due 2019 and Senior Notes due 2021 were used to pay for validly tendered Senior Notes due 2015 and Senior Notes due 2016 and accrued interest and transaction expenses.
Distributions of Fortune Creek partnership funds in the 2013 period of $5.0 million were paid to our partner based on its preferential distribution rights.
Liquidity and Borrowing Capacity
At June 30, 2013, the Combined Credit Agreements’ global borrowing base was $350 million and the global letter of credit capacity was $280 million. At June 30, 2013, there was $104.7 million available under the Combined Credit Agreements.
We further amended our Combined Credit Agreements in April and June 2013 for the following:

•	Permit the sale and transfer of a 25% interest in Quicksilver’s Barnett Shale assets to TGBR

•	Reduce the global borrowing base to $350 million from $850 million, including a reduction due to the Tokyo Gas Transaction

•	Reduce the minimum required interest coverage ratio to the following:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q2 2013	1.25	Q1 2015	1.10
Q3 2013	1.25	Q2 2015	1.15
Q4 2013	1.25	Q3 2015	1.15
Q1 2014	1.20	Q4 2015	1.20
Q2 2014	1.15	Q1 2016	1.50
Q3 2014	1.10	Q2 2016	2.00
Q4 2014	1.10

•	Permit up to $825 million of second lien debt, subject to customary intercreditor terms

•
Permit redemption of junior debt with the proceeds from certain asset sales and permitted second lien debt, provided utilization under the global borrowing base after giving effect to such redemption is less than 75% and compliance with other customary conditions

•	Reduce the maximum senior secured debt leverage ratio to 2.0 and exclude permitted second lien debt from the senior secured debt definition

•	Increase the applicable margin by 0.75% for each type of loan and issued letters of credit

•	Increase the minimum mortgage properties requirement to 87.5% from 80% of proved hydrocarbon interests evaluated in the then most recent reserve report

•	Amend certain definitions which impact the financial covenant calculations.
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
We have an incurrence test under our indentures applicable to debt, restricted payments, mergers and consolidations and designation of unrestricted subsidiaries that requires EBITDA to exceed interest expense by 2.25 times. At June 30, 2013, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and our ability to refinance existing debt. Not meeting this ratio does not represent an event of default under our indentures. We are presently unable to predict when or if we will meet the incurrence test.
Additional information about our debt and related covenants is included in Note 5 to the condensed consolidated interim financial statements in Item 1 of this Quarterly Report. The information presented above is qualified in all respects by reference to the full text of the documents governing the various components of our debt.
We anticipate that our remaining 2013 capital program will be funded by cash flow from operations or cash on hand and supplemented by proceeds from additional asset sales, although we could also borrow under the Combined Credit Agreements. If our capital resources are insufficient to fund our 2013 capital expenditure plan, we will need to reduce our capital expenditures or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we limit or defer our 2013 capital expenditure plan, we could adversely affect the recoverability and ultimate value of our oil and gas properties.
We retained a portion of the cash received from the Tokyo Gas Transaction. Our indentures require us to reinvest or repay debt with net cash proceeds from asset sales within one year. If certain capital spending thresholds are not met, our liquidity could be adversely affected.
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
Financial Position
The following impacted our balance sheet as of June 30, 2013, as compared to our balance sheet as of December 31, 2012:

•	Cash, cash equivalents and marketable securities increased $210.6 million as we retained a portion of the Tokyo Gas Transaction payment in cash.

•
Our accounts receivable balance decreased $19.3 million from December 31, 2012 to June 30, 2013, primarily due to lower production volumes compared to December 31, 2012 as well as a decrease of $3.1 million related to NGL hedge settlement accruals in 2012.

•
Our net property, plant and equipment balance decreased $136.2 million from December 31, 2012 to June 30, 2013. The decrease was primarily due to the Tokyo Gas Transaction, which resulted in a decrease of $138.0 million and additional decreases due to DD&A incurred of $30.9 million and $21.1 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital cost of $51.7 million during 2013.

•
The $21.1 million decrease in accounts payable was due primarily to a reduction in accrued capital expenditures of $4.6 million from the December 31, 2012 amount and a decrease in trade payables of $16.5 million from December 31, 2012 as activity has decreased from year‑end.

•
Our accrued liabilities decreased $24.9 million, primarily due to early payment of accrued interest of $46.6 million, partially offset by the accrual of the NGTL termination invoice and increase in ad valorem tax accrual.

•
Long-term debt decreased $94.8 million primarily from net payments under the Combined Credit Agreements of $191.9 million, recognition of $11.0 million of interest rate swaps and changes to the U.S.-Canadian exchange rate resulting in a decrease of $6.1 million, partially offset by net borrowings of $101.1 million as a result of our refinancing of our debt and $13.1 million of amortized discounts, including the impact of the redemption from the refinancing of our debt.

Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations and commitments as reported in our 2012 Annual Report on Form 10-K, other than the termination of the PEA with NGTL as described in Note 8 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2012 Annual Report on Form 10-K. These critical estimates, for which no significant changes occurred during the six months ended June 30, 2013, include estimates and assumptions for:

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

OFF-BALANCE SHEET ARRANGEMENTS
In July 2013, in light of the Canadian Governor in Council's failure to approve NGTL's construction of the Komie North Project, NGTL terminated the Project and Expenditure Authorization (PEA), which authorized NGTL to construct the Komie North Project and the related meter station. The PEA necessitated the construction of a treatment facility and required financial guarantees to cover NGTL's costs for the Komie North Project. We have provided C$14 million in letters of credit to support this obligation. NGTL will release the letters of credit in connection with our paying NGTL an amount equal to actual costs incurred by NGTL, which is estimated to be approximately $12.8 million and is reflected in other income (expense) in our consolidated financial statements. With this termination of the PEA as described above, our agreement to deliver gas to the Komie North Project, has also terminated. We maintain our ability to sell gas at the Station 2 and AECO hubs, as our current production is served by existing treating facilities and pipelines.
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
We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas and NGLs that vary from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $41.9 million and $122.6 million for the 2013 period and 2012 period, respectively and a gain was recognized in net derivative gains of $6.1 million and $22.7 million for the 2013 period and 2012 period, respectively. These increases in production revenue and realized gains were offset by an unrealized loss of $2.7 million and an unrealized gain of $16.1 million for the 2013 period and 2012 period, respectively.

The following table details our open derivative positions at June 30, 2013:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf
Gas	Swap	Canada	Jul 2013 - Dec 2013	10 MMcfd	5.00
Gas	Swap	Canada	Jul 2013 - Dec 2015	10 MMcfd	6.42
Gas	Swap	Canada	Jul 2013 - Dec 2015	10 MMcfd	6.45
Gas	Swap	Canada	Jul 2013 - Dec 2015	10 MMcfd	4.04
Gas	Swap	Canada	Jul 2013 -Dec 2021	10 MMcfd	4.625
Gas	Swap	U.S.	Jul 2013 - Dec 2013	20 MMcfd	5.00
Gas	Swap	U.S.	Jul 2013 - Dec 2013	10 MMcfd	5.00
Gas	Swap	U.S	Jul 2013 - Dec 2014	10 MMcfd	3.91
Gas	Swap	U.S	Jul 2013 - Dec 2014	10 MMcfd	3.89
Gas	Swap	U.S.	Jul 2013 - Dec 2015	5 MMcfd	6.23
Gas	Swap	U.S.	Jul 2013 - Dec 2015	5 MMcfd	6.20
Gas	Swap	U.S.	Jul 2013 - Dec 2015	20 MMcfd	6.00
Gas	Swap	U.S.	Jul 2013 - Dec 2015	10 MMcfd	6.00
Gas	Swap	U.S.	Jul 2013 - Dec 2015	5 MMcfd	5.68
Gas	Swap	U.S.	Jul 2013 - Dec 2015	7.5 MMcfd	5.48
Gas	Swap	U.S.	Jul 2013 - Dec 2015	7.5 MMcfd	5.50
Gas	Swap	U.S.	Jul 2013 - Dec 2015	5 MMcfd	4.15
Gas	Swap	U.S.	Jul 2013 - Dec 2015	5 MMcfd	4.13
Gas	Swap	U.S.	Jan 2014 - Dec 2015	5 MMcfd	4.26
Gas	Swap	U.S.	Jan 2014 - Dec 2015	5 MMcfd	4.25
Gas	Swap	U.S.	Jul 2013 - Dec 2021	10 MMcfd	4.54
Gas	Swap	U.S.	Jul 2013 - Dec 2021	5 MMcfd	4.38
Gas	Swap	U.S.	Jul 2013 - Dec 2021	10 MMcfd	4.37
Gas	Swap	U.S.	Jul 2013 - Dec 2021	5 MMcfd	4.35

These open derivative positions had a net fair value of $153.5 million as of June 30, 2013.
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
Interest Rate Risk
Changes in interest rates affect the interest rate we pay on borrowings under the Combined Credit Agreements, Senior Secured Second Lien Credit Agreement and Senior Secured Second Lien Notes due 2019. Our senior unsecured notes and senior subordinated notes have fixed interest rates and thus do not expose us to risk from fluctuations in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt.
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our senior notes due 2015 and our senior subordinated notes. We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments. During the 2013 quarter and the 2012 quarter, we recognized $11.0 million and $2.5 million, respectively, of those deferred gains as a reduction of interest expense. In June 2013, we repurchased substantially all our senior notes due 2015 resulting in early recognition of the associated deferred gain.
Should we be required to borrow under our Combined Credit Agreements and based on interest rates as of June 30, 2013, each $50 million in borrowings would result in additional annual interest payments of $1.9 million. If the current borrowing availability under our Combined Credit Agreements were to be fully utilized by year-end 2013 at interest rates as of June 30, 2013, we estimate that annual interest payments would increase by $4.1 million. If interest rates change by 1% on our June 30, 2013 variable debt balances of $190.2 million, our annual pre-tax income would decrease or increase by $1.9 million.

Our Senior Secured Second Lien Credit Agreement and Senior Secured Second Lien Notes due 2019 feature a LIBOR floor. Consequently, a 1% increase in the interest rates on our outstanding variable rate debt as of June 30, 2012, would have an impact of increasing our applicable interest rate on this debt by only 0.02% or an estimated annual interest payment increase of $0.2 million.
In the future, we may enter into interest rate derivative contracts on a portion of our outstanding debt to mitigate the risk of fluctuation of rates or manage the floating versus fixed rate risk.
Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2013 period and the 2012 period resulted in a loss of $2.5 million and a gain of less than $0.1 million, respectively, and were included in other income. Furthermore, the Amended and Restated Canadian Credit Facility permits Canadian borrowings to be made in either U.S. or Canadian-denominated amounts. However, the aggregate borrowing capacity of the entire facility is calculated using the U.S. dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.

ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective, due to the outstanding remediation of the income tax material weakness identified at December 31, 2012, to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 2013	42,475	$2.65	—	—
May 2013	—	$—	—	—
June 2013	2,268	$2.22	—	—
Total	44,743	$2.63	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.
We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business. In addition, we have debt agreements that restrict the payment of dividends.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Quicksilver Resources Inc., effective on May 15, 2013	8-K	001-14837	3.1	5/16/2013
4.1	Twenty-first Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/12/2013
4.2	Twenty-second Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.2	6/12/2013
4.3	Twenty-third Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.3	6/12/2013
4.4	Twenty-fourth Supplemental Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.4	7/1/2013
4.5	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.1	7/1/2013
4.6	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and second lien collateral agent	8-K/A	001-14837	4.2	7/1/2013
4.7	Registration Rights Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers	8-K/A	001-14837	4.3	7/1/2013
10.1	Quicksilver Resources Inc. Seventh Amended and Restated 2006 Equity Plan					†
10.2	Agreement, dated as of May 15, 2013, between Quicksilver Resources Inc. and Thomas F. Darden					†
10.3	Omnibus Amendment No. 4 to Combined Credit Agreements, dated as of April 30, 2013, among Quicksilver Resources Inc., Quicksilver Reources Canada Inc. and the agents and lenders identified therein					†
10.4	Omnibus Amendment No. 5 to the Combined Credit Agreements, dated as of June 21, 2013, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K/A	001-14387	10.2	7/1/2013
10.5	Second Lien Credit Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse AG, as administrative agent	8-K/A	001-14837	10.1	7/1/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	XBRL Instance Document	‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	‡

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2013	Quicksilver Resources Inc.

		By:	/s/ John C. Regan
John C. Regan
Senior Vice President-Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Quicksilver Resources Inc., effective on May 15, 2013	8-K	001-14837	3.1	5/16/2013
4.1	Twenty-first Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/12/2013
4.2	Twenty-second Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.2	6/12/2013
4.3	Twenty-third Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.3	6/12/2013
4.4	Twenty-fourth Supplemental Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.4	7/1/2013
4.5	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.1	7/1/2013
4.6	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and second lien collateral agent	8-K/A	001-14837	4.2	7/1/2013
4.7	Registration Rights Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers	8-K/A	001-14837	4.3	7/1/2013
10.1	Quicksilver Resources Inc. Seventh Amended and Restated 2006 Equity Plan					†
10.2	Agreement, dated as of May 15, 2013, between Quicksilver Resources Inc. and Thomas F. Darden					†
10.3	Omnibus Amendment No. 4 to Combined Credit Agreements, dated as of April 30, 2013, among Quicksilver Resources Inc., Quicksilver Reources Canada Inc. and the agents and lenders identified therein					†
10.4	Omnibus Amendment No. 5 to the Combined Credit Agreements, dated as of June 21, 2013, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K/A	001-14387	10.2	7/1/2013
10.5	Second Lien Credit Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse AG, as administrative agent	8-K/A	001-14837	10.1	7/1/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	XBRL Instance Document	‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	‡