Form 10-K/A
period 2013-12-31
QUICKSILVER RESOURCES INC
filed 2014-03-18
CIK 1060990

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

Explanatory Note

This Amendment No. 1 to the Quicksilver Resources Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on March 17, 2014 (the “Original Filing”), is being filed to correct inadvertent clerical errors in Exhibits 31.1, 31.2 and 32.1. No other change to the previously filed certifications is intended to be made by the filing of this Form 10-K/A, and this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No. 1 to the Form 10-K continues to speak as of the date of the Original Filing and does not reflect any events that occurred at any subsequent date.

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

Quicksilver Resources Inc.

		By:	/s/ John C. Regan
John C. Regan
Dated:	March 18, 2014		Senior Vice President - Chief Financial Officer and Chief Accounting Officer