Form 10-Q
period 2014-06-30
QUICKSILVER RESOURCES INC
filed 2014-08-06
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 31, 2014
Common Stock, $0.01 par value	179,976,101 shares

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
“Horn River Asset” means our operations and our assets in the Horn River basin of northeast British Columbia

“Horseshoe Canyon Asset” means our operations and our assets in Horseshoe Canyon, the coalbed methane fields of southern and central Alberta
“KKR” means Kohlberg Kravis Roberts & Co. L.P., with whom we formed Fortune Creek
“Mercury” means Mercury Exploration Company, which is owned by members of the Darden family
“Niobrara Asset” means our operations and our assets in the Niobrara formation in northwest Colorado, which we were jointly developing with SWEPI LP and which were sold in the Southwestern Transaction
“SEC” means the U.S. Securities and Exchange Commission
“Second Lien Notes” means our senior secured second lien notes issued June 21, 2013
“Second Lien Term Loan” means our senior secured second lien term loan agreement, effective June 21, 2013
“Southern Alberta Basin Asset” means our operations and our assets in the Southern Alberta basin of northern Wyoming and Montana, including our Cutbank field operations and assets, which were sold in the Synergy Transaction
“Southwestern Transaction” means the sale of our Niobrara Asset to Southwestern Energy Company
“SWEPI” means SWEPI LP, a subsidiary of Royal Dutch Shell plc
“Synergy” means Synergy Offshore LLC
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
For the Quarter Ended June 30, 2014

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

Forward-Looking Information
Certain statements contained in this Quarterly Report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	failure to satisfy our short- or long-term liquidity needs, including the ability to access necessary capital resources and address near-term debt maturities;

•	fluctuations in natural gas, NGL and oil prices;

•	failure or delays in achieving expected production from exploration and development projects;

•	our ability to achieve anticipated cost savings and other spending reductions and operational efficiencies;

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
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Production	$113,895	$121,121	$229,571	$253,735
Sales of purchased natural gas	19,520	18,685	36,742	35,243
Net derivative gains (losses)	(16,357)	34,837	(58,390)	3,468
Other	974	854	1,895	1,755
Total revenue	118,032	175,497	209,818	294,201
Operating expense
Lease operating	18,690	20,213	37,446	45,108
Gathering, processing and transportation	34,921	36,674	67,704	76,498
Production and ad valorem taxes	4,305	5,300	8,489	10,784
Costs of purchased natural gas	19,514	18,679	36,706	35,197
Depletion, depreciation and accretion	14,659	15,265	28,615	33,521
General and administrative	11,485	16,875	26,805	33,038
Other operating	922	769	1,571	2,205
Total expense	104,496	113,775	207,336	236,351
Gain on Tokyo Gas Transaction	—	333,172	—	333,172
Operating income	13,536	394,894	2,482	391,022
Other income (expense) - net	(1,427)	(15,105)	(1,359)	(15,255)
Fortune Creek accretion	(3,602)	(4,827)	(8,003)	(9,672)
Interest expense	(41,233)	(127,238)	(82,028)	(171,180)
Income (loss) before income taxes	(32,726)	247,724	(88,908)	194,915
Income tax expense	(3,369)	(5,201)	(6,020)	(12,097)
Net income (loss)	$(36,095)	$242,523	$(94,928)	$182,818
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(5,121)	(11,287)	(12,971)	(26,042)
Foreign currency translation adjustment	5,014	(3,580)	759	(3,278)
Other comprehensive loss	(107)	(14,867)	(12,212)	(29,320)
Comprehensive income (loss)	$(36,202)	$227,656	$(107,140)	$153,498
Earnings (loss) per common share - basic	$(0.21)	$1.37	$(0.55)	$1.04
Earnings (loss) per common share - diluted	$(0.21)	$1.37	$(0.55)	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$22,284	$89,103
Marketable securities	9,987	166,343
Total cash, cash equivalents and marketable securities	32,271	255,446
Accounts receivable - net of allowance for doubtful accounts	69,556	58,645
Derivative assets at fair value	48,454	57,523
Other current assets	29,835	22,346
Total current assets	180,116	393,960
Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $230,719 and $221,605, respectively)	601,657	640,443
Other property and equipment	213,674	220,362
Property, plant and equipment - net	815,331	860,805
Derivative assets at fair value	28,037	73,357
Other assets	35,563	41,604
	$1,059,047	$1,369,726
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,985	$28,822
Accrued liabilities	119,999	102,850
Derivative liabilities at fair value	5,965	3,125
Total current liabilities	139,949	134,797
Long-term debt	1,795,644	1,988,946
Partnership liability	99,083	126,132
Asset retirement obligations	107,324	106,256
Derivative liabilities at fair value	7,721	323
Other liabilities	19,242	19,242
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 184,764,736 and 183,994,879 shares issued, respectively	1,848	1,840
Additional paid in capital	775,661	770,092
Treasury stock of 7,441,757 and 6,698,640 shares, respectively	(53,805)	(51,422)
Accumulated other comprehensive income	97,669	109,881
Retained deficit	(1,931,289)	(1,836,361)
Total stockholders' equity	(1,109,916)	(1,005,970)
	$1,059,047	$1,369,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2012	$1,790	$751,394	$(49,495)	$161,493	$(1,997,979)	$(1,132,797)
Net income	—	—	—	—	182,818	182,818
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $12,385	—	—	—	(26,042)	—	(26,042)
Foreign currency translation adjustment	—	—	—	(3,278)	—	(3,278)
Issuance and vesting of stock compensation	38	11,894	(1,125)	—	—	10,807
Balances at June 30, 2013	$1,828	$763,288	$(50,620)	$132,173	$(1,815,161)	$(968,492)

Balances at December 31, 2013	$1,840	$770,092	$(51,422)	$109,881	$(1,836,361)	$(1,005,970)
Net loss	—	—	—	—	(94,928)	(94,928)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $6,020	—	—	—	(12,971)	—	(12,971)
Foreign currency translation adjustment	—	—	—	759	—	759
Issuance and vesting of stock compensation	8	5,569	(2,383)	—	—	3,194
Balances at June 30, 2014	$1,848	$775,661	$(53,805)	$97,669	$(1,931,289)	$(1,109,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended June 30,
	2014	2013

Operating activities:
Net income (loss)	$(94,928)	$182,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	28,615	33,521
Gain on Tokyo Gas Transaction	—	(333,172)
Deferred income tax expense	6,020	11,497
Non-cash loss from hedging and derivative activities	45,119	9,135
Stock-based compensation	5,577	11,163
Non-cash interest expense	5,840	21,773
Fortune Creek accretion	8,003	9,672
Other	(163)	1,548
Changes in assets and liabilities
Accounts receivable	(17,909)	19,264
Prepaid expenses and other assets	456	(1,195)
Accounts payable	(12,725)	(16,443)
Income taxes	6,978	(329)
Accrued and other liabilities	18,354	(27,358)
Net cash provided by (used in) operating activities	(763)	(78,106)
Investing activities:
Capital expenditures	(87,992)	(55,849)
Proceeds from Southwestern Transaction	93,456	—
Proceeds from Tokyo Gas Transaction	—	463,418
Proceeds from sale of properties and equipment	1,810	1,681
Purchases of marketable securities	(55,890)	(118,656)
Maturities and sales of marketable securities	212,057	—
Net cash provided by investing activities	163,441	290,594
Financing activities:
Issuance of debt	—	1,173,306
Repayments of debt	(193,689)	(1,264,117)
Debt issuance costs paid	(225)	(25,608)
Distribution of Fortune Creek Partnership funds	(33,770)	(5,009)
Purchase of treasury stock	(2,383)	(1,125)
Net cash used in financing activities	(230,067)	(122,553)
Effect of exchange rate changes in cash	570	1,907
Net change in cash and cash equivalents	(66,819)	91,842
Cash and cash equivalents at beginning of period	89,103	4,951
Cash and cash equivalents at end of period	$22,284	$96,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. ACCOUNTING POLICIES, DISCLOSURES AND NATURE OF OPERATIONS
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2014 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature unless otherwise noted. The results for interim periods are not necessarily indicative of annual results.
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
Our ability to borrow under our Combined Credit Agreements depends on our global borrowing base, which is scheduled to be redetermined twice each year. A reduction to the global borrowing base during the spring or autumn redetermination, or upon a special redetermination requested by our administrative agent under the Combined Credit Agreements, would adversely impact our liquidity and ability to meet our future obligations. Our derivatives are included in the global borrowing base. Most of our derivative positions expire at year-end 2015. The expiration of these derivatives will adversely affect our global borrowing base, and absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we expect to need additional sources of liquidity, including additional debt or equity financing or proceeds from asset sales, at the beginning of 2016 assuming no material debt maturities prior to that date. In addition, we are exploring a potential partnership for our Horn River Asset, which if successful could defray our need to make or fund significant capital investments in the Horn River Asset but would also reduce our global borrowing base if not offset by the effects of any related debt reduction.
While we believe that we will be able to comply with the financial covenants contained in our Combined Credit Agreements through the third quarter of 2015, we do not expect to exceed the required levels by a significant margin, particularly the interest coverage covenant under our Combined Credit Agreements. Accordingly, even a modest decline in prices for natural gas and NGLs, our failure to achieve anticipated cost savings through avoidance or deferral or operational efficiencies, our failure to execute certain asset purchases or the inaccuracy in any material respect of any of the other assumptions underlying our forecast could cause us to fail to comply with the financial covenants contained in the Combined Credit Agreements. Due to step-ups in the interest coverage requirements that begin to take effect in 2015, absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we do not expect to comply with our interest coverage covenant under our Combined Credit Agreements beginning in the fourth quarter of 2015 and expect that we would need to seek additional covenant relief under the Combined Credit Agreements. In addition, we have benefitted from our natural gas derivatives, which have resulted in cash proceeds being greater than the prevailing price for natural gas. Without the benefit of these derivatives, most of which expire at year-end 2015, our interest coverage ratio would be less than 1:1 and we would not be in compliance with the interest coverage covenant under our Combined Credit Agreements. Any inability to comply with the financial covenants contained in our Combined Credit Agreements, unless waived or amended by the requisite lenders, could materially and adversely affect our liquidity by precluding further borrowings under our credit facilities and by accelerating the maturity of our debt. We may be unsuccessful in obtaining the necessary waivers or amendments.

In addition, we have significant fixed and springing debt maturities in 2015 and 2016, including the Combined Credit Agreements, the Second Lien Term Loan, the Second Lien Notes and the Senior Subordinated Notes. We do not expect to be able to satisfy these obligations with our cash on hand, committed financing or cash flow from operations. In order to satisfy these obligations we will need to obtain additional debt or equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. We are limited in our ability to incur additional debt by the indenture restrictions as more fully described in Note 5. We may also seek to address the springing maturities by refinancing all or a portion of our Senior Subordinated Notes. If we are unsuccessful in obtaining adequate financing, we may not be able to satisfy such obligations when they mature.
Although we have been in discussions on a potential partnership for our Horn River Asset and have proposed transaction terms, we do not have an agreement on any material terms, including structure or valuation. Accordingly, we continue discussions with parties who, as a group, have maintained interest in our Horn River Asset as well as new parties who have approached us regarding a potential transaction. We are also considering parallel marketing strategies for this asset. We may be unsuccessful in consummating a transaction involving our Horn River Asset on acceptable terms or at all.
We have retained Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Houlihan Lokey Capital, Inc., Bengal Expeditionary Partners LLC and other advisors to assist us in one or more of the following exercises: the evaluation of options to address near-term debt maturities and enhance our liquidity position and the evaluation of various strategic alternatives, including the acquisition or monetization of assets, as well as the potential sale of the Horn River Asset, our Canadian subsidiary or the Company.
Recently Issued Accounting Standards
In May 2014, the FASB issued accounting guidance, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.
No other pronouncements materially affecting our financial statements have been issued since the filing of our 2013 Annual Report on Form 10-K.
2. DIVESTITURES
In May 2014, we completed the sale of our Niobrara Asset to Southwestern Energy Company. The purchase price was subject to customary purchase price adjustments, which resulted in Southwestern paying us $95.6 million, including an estimated final adjustment of $2.1 million, which we expect to receive in the third quarter of 2014. We determined that the Southwestern Transaction did not represent a significant disposal of reserves under GAAP, therefore we reduced the balance of U.S. oil and gas properties by the amount of these proceeds and we did not recognize a gain or loss.
In April 2013, we sold an undivided 25% interest in our Barnett Shale Asset to TGBR for a purchase price of $485 million. The effective date of the transaction was September 1, 2012. The purchase price was subject to customary price adjustments, which resulted in a final purchase price of $464.0 million. We recognized a gain of $333.2 million, which was subsequently adjusted in the second half of 2013 to $339.3 million, before consideration of income taxes based on our determination that the Tokyo Gas Transaction represented a significant disposal of reserves under GAAP. Our U.S. oil and gas properties were ultimately reduced through December 31, 2013 by $110.7 million as a result of the Tokyo Gas Transaction.
Note 3 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information on other divestitures.

3. DERIVATIVES, MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the level of the inputs used in estimating the fair value:

	Asset Derivatives		Liability Derivatives
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

	(in thousands)		(in thousands)
Level 2 derivative instruments	$74,307	$107,395	$5,969	$3,448
Level 3 derivative instruments	2,184	23,485	7,717	—
Total	$76,491	$130,880	$13,686	$3,448

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using inputs quoted in active markets for the periods covered by the derivatives. The fair value of derivative instruments designated as “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. Currently, only our natural gas derivatives with an original tenure of 10 years utilize “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable input is the market prices for natural gas for the period from 2018 to 2021, as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range from $4.04 to $5.40 and are based upon prices quoted in active markets for the period of time available and applying the differential from this period of time to the market prices for the later years in the term.

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended June 30,
	2014	2013

	(In thousands)
Balance at beginning of period	$7,201	$(9,037)
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(13,434)	556
Settlements in net derivative gains (losses)	700	(1,392)
Balance at end of period	$(5,533)	$(9,873)

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$(11,385)	$2,854

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Balance at beginning of period	$23,485	$(4,931)
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(31,317)	538
Settlements in net derivative gains (losses)	2,299	(5,480)
Balance at end of period	$(5,533)	$(9,873)

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$(26,961)	$2,762
Commodity Price Derivatives
As of June 30, 2014, we had natural gas and NGL swaps as follows:

Production Year	Daily Production Volume
	Natural Gas	NGL	Natural Gas Basis Swaps
	MMcfd	MBbld	MMcfd
Remaining 2014 (1)	170	4	40
2015	150	—	—
2016-2021	40	—	—

(1)	Our 2014 NGL derivatives end in September. Our natural gas derivatives and AECO to NYMEX natural gas basis swaps are in place for the whole of 2014.
Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date are recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021). Gains from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months will result in production revenue of $23.2 million net of income taxes.

Interest Rate Derivatives
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges. Upon the early settlements, we recorded the resulting gain as a fair value adjustment to our debt and began to recognize the deferred gain as a reduction of interest expense over the lives of the respective notes. During the six months ended June 30, 2014 and 2013, we recognized $1.0 million and $11.0 million, respectively, of those deferred gains as a reduction of interest expense. Gains from the effective portion of these interest rate swaps expected to reduce interest expense during the following twelve months are $2.1 million.
Fair Value Disclosures
The estimated fair value of our derivative instruments at June 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

	(In thousands)		(In thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$51,361	$60,063	$2,907	$2,540
Noncurrent derivative assets	69,847	105,315	41,810	31,958
Current derivative liabilities	—	—	5,965	3,125
Noncurrent derivative liabilities	25	—	7,746	323
Total derivatives not designated as hedges	$121,233	$165,378	$58,428	$37,946
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
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are included in Note 5.

Investments
We hold certain short-term marketable securities related to interest bearing time deposits and commercial paper. These marketable securities are included in Cash and Cash Equivalents if the maturities at the time we made the investment were three months or less. For maturities greater than three months but less than a year, the marketable securities are included in current Marketable Securities. During June 2014, we sold $10.0 million and transferred $10.0 million of held-to-maturity marketable securities to available-for-sale. Proceeds from these sales were used to reduce the outstanding balance on the Combined Credit Agreements. The estimated fair value of available-for-sale marketable securities is determined using market quotations based on recent trade activity (“Level 2” inputs). At June 30, 2014 and December 31, 2013, we had the following marketable securities:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (net carrying amount)

	(In thousands)
Marketable securities (available-for-sale)
Commercial paper	9,987	—	—	9,987
Marketable securities	$9,987	$—	$—	$9,987

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

	(In thousands)
Marketable securities (held-to-maturity)
Time deposits	$29,419	$—	$(22)	$29,397
Commercial paper	136,924	27	(25)	136,926
Marketable securities	$166,343	$27	$(47)	$166,323
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013

	(In thousands)
Oil and gas properties
Subject to depletion	$5,654,672	$5,687,557
Unevaluated costs	230,719	221,605
Accumulated depletion	(5,283,734)	(5,268,719)
Net oil and gas properties	601,657	640,443
Other property and equipment
Pipelines and processing facilities	340,618	347,093
General properties	71,720	72,125
Accumulated depreciation	(198,664)	(198,856)
Net other property and equipment	213,674	220,362
Property, plant and equipment, net of accumulated depletion and depreciation	$815,331	$860,805

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013

	(in thousands)
Combined Credit Agreements	$34,676	$211,200
Second Lien Term Loan, net of unamortized discount	608,882	607,572
Second Lien Notes due 2019, net of unamortized discount	194,842	194,423
Senior notes due 2015, net of unamortized discount	—	10,472
Senior notes due 2016, net of unamortized discount	—	8,044
Senior notes due 2019, net of unamortized discount	293,573	293,243
Senior notes due 2021, net of unamortized discount	309,869	309,190
Senior subordinated notes due 2016	350,000	350,000
Total debt	1,791,842	1,984,144
Unamortized deferred gain-terminated interest rate swaps	3,802	4,802
Long-term debt	$1,795,644	$1,988,946
Combined Credit Agreements
The Combined Credit Agreements’ global borrowing base was $325 million and the global letter of credit capacity was $280 million as of June 30, 2014. At June 30, 2014, we had $244.4 million available under the Combined Credit Agreements.
In April 2014, the Combined Credit Agreements were amended changing certain definitions that impact the calculation of EBITDAX. Additionally, we permanently reduced the aggregate maximum credit amounts under the Combined Credit Agreements from $1.75 billion to $650 million.
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
Indenture Restrictions
We have an incurrence test under our indentures applicable to debt, restricted payments, mergers and consolidations and designation of unrestricted subsidiaries that requires EBITDA to exceed interest expense by 2.25 times. At June 30, 2014, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and to refinance existing debt. Not meeting this ratio does not represent an event of default under our debt. We cannot predict when or if we will meet the incurrence test.
We retained a portion of the cash received from our asset sales. Our indentures require us to reinvest or repay senior debt with net cash proceeds from asset sales within one year.

Summary of All Outstanding Debt
The following table summarizes certain significant aspects of our long-term debt outstanding at June 30, 2014.

Priority on Collateral and Structural Seniority (1)
	Highest priority					Lowest priority
	First Lien	Second Lien		Senior Unsecured		Senior Subordinated
	Combined Credit Agreements	Second Lien Term Loan	Second Lien Notes due 2019	2019 Senior Notes	2021 Senior Notes	Senior Subordinated Notes
Principal amount (1) (2)	$325 million	$625 million	$200 million	$298 million	$325 million	$350 million
Scheduled maturity date (3)	September 6, 2016	June 21, 2019	June 21, 2019	August 15, 2019	July 1, 2021	April 1, 2016
Interest rate on outstanding borrowings at June 30, 2014 (4)	4.20%	7.00%	7.00%	9.125%	11.00%	7.125%
Base interest rate options (5) (6)	LIBOR, ABR, CDOR	LIBOR floor of 1.25%; ABR floor of 2.25%	LIBOR floor of 1.25%	N/A	N/A	N/A
Financial covenants (7) (9)	- Minimum current ratio of 1.0 - Minimum EBITDA to cash interest expense ratio of 1.10 - Maximum senior secured debt leverage ratio of 2.0	N/A	N/A	N/A	N/A	N/A
Significant restrictive covenants (8)(9)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives and investments	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption (9)	Any time	Any time, subject to re-pricing event June 21, 2015: 101	Any time, subject to re-pricing event June 21, 2015: 101	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	July 1, 2019: 102.000 2020: par	Any time
Make-whole redemption (9)	N/A	N/A	N/A	Callable prior to August 15, 2014 at make-whole call price of Treasury +50 bps	Callable prior to July 1, 2019 at make-whole call price of Treasury +50 bps	N/A
Change of control (9)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Equity clawback (9)	N/A	N/A	N/A	N/A	Redeemable until July 1, 2016 at 111.00%, plus accrued interest for up to 35%	N/A
Estimated fair value (10)	$34.7 million	$614.1 million	$196.5 million	$277.9 million	$333.1 million	$309.8 million

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

(2)	The principal amount for the Combined Credit Agreements represents the global borrowing base as of June 30, 2014.

(3)
The Combined Credit Agreements are required to be repaid 91 days prior to the maturity of the Senior Subordinated Notes, the Second Lien Term Loan or the Second Lien Notes due 2019, if on the applicable date any amount of such debt remains outstanding. The Second Lien Term Loan and Second Lien Notes due 2019 are required to be repaid (1) 91 days prior to the maturity of the 2019 Senior Notes if more than $100 million of the 2019 Senior Notes remain outstanding and (2) 91 days prior to the maturity of the Senior Subordinated Notes if on the applicable date the amount remaining outstanding is greater than $100 million.

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

(7)	The future minimum required interest coverage ratio for the Combined Credit Agreement is as follows:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q3 2014	1.10	Q3 2015	1.15
Q4 2014	1.10	Q4 2015	1.20
Q1 2015	1.10	Q1 2016	1.50
Q2 2015	1.15	Q2 2016	2.00

(8)	Our indentures require us to reinvest or repay senior debt with net cash proceeds from asset sales within one year.

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

6. INCOME TAXES
Note 13 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information about our income taxes. At June 30, 2014, our U.S. and Canadian valuation allowances are $384.3 million and $66.1 million, respectively, which reduce our net deferred tax assets to a zero value as we continue to believe that it is not more likely than not that we will realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the three and six months ended June 30, 2014 is a result of hedge gains previously deferred in AOCI being realized during the periods and the net tax impact being recognized.
7. COMMITMENTS AND CONTINGENCIES
In each of July 2011 and June 2012, we received a subpoena duces tecum from the SEC requesting certain documents. In July 2014, the SEC notified us that the staff has completed its investigation and does not intend to recommend an enforcement action by the SEC against us.
Note 14 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended June 30, 2014.
8. FORTUNE CREEK
Note 15 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information on Fortune Creek. In March 2014, we agreed with KKR to an amendment to extend the ending date of the minimum gross capital expenditures requirement to the earlier of June 30, 2016 or 12 months following consummation of a transaction involving a material portion of our Horn River Asset and to broaden allowable spending to include acquisitions of producing properties that utilize partnership assets. As part of the amendment, we contributed C$28 million to Fortune Creek which was subsequently distributed to KKR and was applied against the gathering agreement requirement. The effect of this contribution was to reduce the balance of the partnership liability and to reduce the gathering rate that burdens our Horn River Asset production by C$0.13 per Mcf until at least 2016. We do not expect to be able to satisfy these capital expenditure requirements with our cash on hand, committed financing or cash flow from operations and will need to obtain additional debt or equity financing or sell assets, which we may not be able to do on satisfactory terms or at all.
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
Based on a quarterly analysis of the partners’ equity at risk, we have determined the partnership to be a VIE. Further, based on our ability to direct the activities surrounding the production of natural gas and our direct management of the operations of the Fortune Creek facilities, we have determined we are the primary beneficiary and, therefore, we consolidate Fortune Creek.
9. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At both June 30, 2014 and December 31, 2013, we had 177.3 million shares of common stock outstanding.
Stock Options
No options have been granted during 2014. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the six months ended June 30, 2013:

Weighted avg grant date fair value	$0.99
Weighted avg risk-free interest rate	0.44%
Expected life	2.9 years
Wtd avg volatility	64.3%
Expected dividends	—

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2014	6,771,578	$7.82
Forfeited	(44,950)	1.65
Expired	(102,033)	9.89
Outstanding at June 30, 2014	6,624,595	$7.83	5.7	$1,443
Exercisable at June 30, 2014	5,242,364	$9.18	4.9	$315
As of June 30, 2014, we estimate that a total of 6.3 million stock options will vest including those options already exercisable. As of June 30, 2014, the unrecognized compensation cost related to outstanding unvested stock options was $1.3 million, which is expected to be recognized in expense through August 2016. Compensation expense related to stock options of $0.8 million and $2.7 million was recognized for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock and Stock Units
The following table summarizes our restricted stock and stock unit activity for the six months ended June 30, 2014:

	Payable in shares		Payable in cash
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	5,668,090	$3.90	1,572,341	$3.69
Granted	697,152	3.01	—	—
Vested	(2,550,654)	4.86	(560,514)	4.62
Forfeited	(138,441)	3.24	(31,005)	2.96
Outstanding at June 30, 2014	3,676,147	$3.09	980,822	$2.96
As of June 30, 2014, the unrecognized compensation cost related to outstanding unvested restricted stock was $9.3 million, which is expected to be recognized in expense through April 2017. Grants of restricted stock and RSUs during the six months ended June 30, 2014 had an estimated grant date fair value of $2.1 million. The fair value of outstanding RSUs to be settled in cash was $2.6 million at June 30, 2014. For the six months ended June 30, 2014 and 2013, compensation expense related to restricted stock and RSUs of $5.5 million and $10.0 million, respectively, was recognized. The total fair value of shares vested during the six months ended June 30, 2014 was $10.1 million.
10. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(36,095)	$242,523	$(94,928)	$182,818
Basic income allocable to participating securities (1)	—	(7,020)	—	(5,126)
Income (loss) available to shareholders	$(36,095)	$235,503	$(94,928)	$177,692
Weighted average common shares – basic	173,910	171,357	173,705	171,261
Effect of dilutive securities (2)
Share-based compensation awards	—	5	—	4
Weighted average common shares – diluted	173,910	171,362	173,705	171,265
Earnings (loss) per common share – basic	$(0.21)	$1.37	$(0.55)	$1.04
Earnings (loss) per common share – diluted	$(0.21)	$1.37	$(0.55)	$1.04

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, should be included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended June 30, 2014, 6.6 million shares associated with our stock options and 0.3 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the three months ended June 30, 2013, 5.3 million shares associated with our stock options and 1.0 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the six months ended June 30, 2014, 6.6 million shares associated with our stock options and 0.3 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the six months ended June 30, 2013, 5.2 million shares associated with our stock options and 1.0 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 18 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our Senior Notes and Senior Subordinated Notes.
The following tables present financial information about Quicksilver and our restricted subsidiaries for the three- and six-month periods covered by the condensed consolidated financial statements. Under the indentures for our Senior Notes and Senior Subordinated Notes, Fortune Creek is not considered to be a subsidiary and therefore it is presented separately from the other subsidiaries for these purposes.
Condensed Consolidating Balance Sheets

	June 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$193,099	$12,274	$50,718	$(77,915)	$178,176	$(276)	$1,592	$624	$180,116
Property and equipment	405,919	14,875	315,107	—	735,901	—	79,430	—	815,331
Investment in subsidiaries (equity method)	(226,530)	—	(23,083)	226,530	(23,083)	(23,105)	—	46,188	—
Other assets	462,130	—	14,752	(413,282)	63,600	—	—	—	63,600
Total assets	$834,618	$27,149	$357,494	$(264,667)	$954,594	$(23,381)	$81,022	$46,812	$1,059,047

LIABILITIES AND EQUITY
Current liabilities	$132,097	$13,000	$68,977	$(77,915)	$136,159	$(298)	$3,464	$624	$139,949
Long-term liabilities	1,812,436	19,242	509,954	(413,282)	1,928,350	—	1,581	99,083	2,029,014
Stockholders' equity	(1,109,915)	(5,093)	(221,437)	226,530	(1,109,915)	(23,083)	75,977	(52,895)	(1,109,916)
Total liabilities and equity	$834,618	$27,149	$357,494	$(264,667)	$954,594	$(23,381)	$81,022	$46,812	$1,059,047

	December 31, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
ASSETS
Current assets	$349,586	$10,735	$53,034	$(19,642)	$393,713	$909	$1,110	$(1,772)	$393,960
Property and equipment	455,822	15,486	307,865	—	779,173	—	81,632	—	860,805
Investment in subsidiaries (equity method)	(217,852)	—	(33,840)	217,852	(33,840)	(33,840)	—	67,680	—
Other assets	472,792	—	32,892	(390,723)	114,961	—	—	—	114,961
Total assets	$1,060,348	$26,221	$359,951	$(192,513)	$1,254,007	$(32,931)	$82,742	$65,908	$1,369,726

LIABILITIES AND EQUITY
Current liabilities	$124,275	$12,210	$17,167	$(19,642)	$134,010	$888	$1,671	$(1,772)	$134,797
Long-term liabilities	1,942,043	19,242	542,659	(390,723)	2,113,221	—	1,546	126,132	2,240,899
Stockholders' equity	(1,005,970)	(5,231)	(199,875)	217,852	(993,224)	(33,819)	79,525	(58,452)	(1,005,970)
Total liabilities and equity	$1,060,348	$26,221	$359,951	$(192,513)	$1,254,007	$(32,931)	$82,742	$65,908	$1,369,726

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$85,898	$411	$31,723	$—	$118,032	$—	$4,136	$(4,136)	$118,032
Operating expenses	77,637	356	28,578	—	106,571	—	2,061	(4,136)	104,496
Equity in net earnings of subsidiaries	(268)	—	(1,526)	268	(1,526)	2,076	—	(550)	—
Operating income (loss)	7,993	55	1,619	268	9,935	2,076	2,075	(550)	13,536
Fortune Creek accretion	—	—	—	—	—	—	—	(3,602)	(3,602)
Interest expense and other	(41,691)	—	(970)	—	(42,661)	—	1	—	(42,660)
Income tax (expense) benefit	(2,397)	(19)	(953)	—	(3,369)	—	—	—	(3,369)
Net income (loss)	$(36,095)	$36	$(304)	$268	$(36,095)	$2,076	$2,076	$(4,152)	$(36,095)
Other comprehensive income (loss)	110	—	(217)	—	(107)	—	—	—	(107)
Equity in OCI of subsidiaries	(217)	—	—	217	—	—	—	—	—
Comprehensive income (loss)	$(36,202)	$36	$(521)	$485	$(36,202)	$2,076	$2,076	$(4,152)	$(36,202)

	For the Three Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$131,925	$202	$43,370	$—	$175,497	$—	$5,737	$(5,737)	$175,497
Operating expenses	86,194	108	30,740	—	117,042	—	2,470	(5,737)	113,775
Tokyo Gas Transaction gain	333,172	—	—	—	333,172	—	—	—	333,172
Equity in net earnings of subsidiaries	(8,890)	—	(1,558)	8,890	(1,558)	3,269	—	(1,711)	—
Operating income (loss)	370,013	94	11,072	8,890	390,069	3,269	3,267	(1,711)	394,894
Fortune Creek accretion	—	—	—	—	—	—	—	(4,827)	(4,827)
Interest expense and other	(122,549)	—	(19,796)	—	(142,345)	—	2	—	(142,343)
Income tax (expense) benefit	(4,941)	—	(260)	—	(5,201)	—	—	—	(5,201)
Net income (loss)	$242,523	$94	$(8,984)	$8,890	$242,523	$3,269	$3,269	$(6,538)	$242,523
Other comprehensive income (loss)	(11,898)	—	(2,969)	—	(14,867)	—	—	—	(14,867)
Equity in OCI of subsidiaries	(2,969)	—	—	2,969	—	—	—	—	—
Comprehensive income (loss)	$227,656	$94	$(11,953)	$11,859	$227,656	$3,269	$3,269	$(6,538)	$227,656

	For the Six Months Ended June 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$148,808	$785	$60,225	$—	$209,818	$—	$9,078	$(9,078)	$209,818
Operating expenses	153,038	647	58,843	—	212,528	—	3,886	(9,078)	207,336
Equity in net earnings of subsidiaries	(5,957)	—	(2,808)	5,957	(2,808)	5,195	—	(2,387)	—
Operating income (loss)	(10,187)	138	(1,426)	5,957	(5,518)	5,195	5,192	(2,387)	2,482
Fortune Creek accretion	—	—	—	—	—	—	—	(8,003)	(8,003)
Interest expense and other	(79,702)	—	(3,688)	—	(83,390)	—	3	—	(83,387)
Income tax (expense) benefit	(5,039)	(48)	(933)	—	(6,020)	—	—	—	(6,020)
Net income (loss)	$(94,928)	$90	$(6,047)	$5,957	$(94,928)	$5,195	$5,195	$(10,390)	$(94,928)
Other comprehensive income (loss)	(8,688)	—	(3,524)	—	(12,212)	—	—	—	(12,212)
Equity in OCI of subsidiaries	(3,524)	—	—	3,524	—	—	—	—	—
Comprehensive income (loss)	$(107,140)	$90	$(9,571)	$9,481	$(107,140)	$5,195	$5,195	$(10,390)	$(107,140)

	For the Six Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Revenue	$220,826	$416	$72,959	$—	$294,201	$—	$11,062	$(11,062)	$294,201
Operating expenses	183,217	138	59,199	—	242,554	—	4,859	(11,062)	236,351
Tokyo Gas Transaction gain	333,172	—	—	—	333,172	—	—	—	333,172
Equity in net earnings of subsidiaries	(13,081)	—	(3,466)	13,081	(3,466)	6,206	—	(2,740)	—
Operating income (loss)	357,700	278	10,294	13,081	381,353	6,206	6,203	(2,740)	391,022
Fortune Creek accretion	—	—	—	—	—	—	—	(9,672)	(9,672)
Interest expense and other	(163,717)	—	(22,721)	—	(186,438)	—	3	—	(186,435)
Income tax (expense) benefit	(11,165)	—	(932)	—	(12,097)	—	—	—	(12,097)
Net income (loss)	$182,818	$278	$(13,359)	$13,081	$182,818	$6,206	$6,206	$(12,412)	$182,818
Other comprehensive income (loss)	(22,900)	—	(6,420)	—	(29,320)	—	—	—	(29,320)
Equity in OCI of subsidiaries	(6,420)	—	—	6,420	—	—	—	—	—
Comprehensive income (loss)	$153,498	$278	$(19,779)	$19,501	$153,498	$6,206	$6,206	$(12,412)	$153,498

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided by (used in) operating activities	$(25,494)	$(469)	$17,652	$—	$(8,311)	$—	$7,548	$—	$(763)
Purchases of property, plant and equipment	(70,590)	—	(17,381)	—	(87,971)	—	(21)	—	(87,992)
Investment in subsidiary	(56,781)	—	(26,395)	56,781	(26,395)	(26,395)	—	52,790	—
Proceeds from Southwestern Transaction	93,456	—	—	—	93,456	—	—	—	93,456
Proceeds from sale of properties and equipment	1,420	—	390	—	1,810	—	—	—	1,810
Purchases of marketable securities	(55,890)	—	—	—	(55,890)	—	—	—	(55,890)
Maturities and sales of marketable securities	212,057	—	—	—	212,057	—	—	—	212,057
Net cash flow provided by (used in) investing activities	123,672	—	(43,386)	56,781	137,067	(26,395)	(21)	52,790	163,441
Repayments of debt	(138,651)	—	(55,038)	—	(193,689)	—	—	—	(193,689)
Debt issuance costs paid	(225)	—	—	—	(225)	—	—	—	(225)
Intercompany note	(22,559)	—	22,559	—	—	—	—	—	—
Intercompany financing	—	469	56,312	(56,781)	—	—	—	—	—
Contribution received	—	—	—	—	—	26,395	26,395	(52,790)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	—	(33,770)	—	(33,770)
Purchase of treasury stock	(2,383)	—	—	—	(2,383)	—	—	—	(2,383)
Net cash flow provided by (used in) financing activities	(163,818)	469	23,833	(56,781)	(196,297)	26,395	(7,375)	(52,790)	(230,067)
Effect of exchange rates on cash	—	—	315	—	315	—	255	—	570
Net increase (decrease) in cash and equivalents	(65,640)	—	(1,586)	—	(67,226)	—	407	—	(66,819)
Cash and equivalents at beginning of period	83,893	—	4,135	—	88,028	22	1,053	—	89,103
Cash and equivalents at end of period	$18,253	$—	$2,549	$—	$20,802	$22	$1,460	$—	$22,284

	For the Six Months Ended June 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(In thousands)
Net cash flow provided by (used in) operating activities	$(102,770)	$(37)	$18,791	$(84,016)	$—	$5,910	$(78,106)
Purchases of property, plant and equipment	(36,840)	37	(18,558)	(55,361)	—	(488)	(55,849)
Proceeds from Tokyo Gas Transaction	463,418	—	—	$463,418	—	—	463,418
Proceeds from sale of properties and equipment	1,664	—	17	1,681	—	—	1,681
Purchases of marketable securities	(118,656)	—	—	$(118,656)	—	—	(118,656)
Net cash flow provided by (used in) investing activities	309,586	37	(18,541)	291,082	—	(488)	290,594
Issuance of debt	1,170,266	—	3,040	1,173,306	—	—	1,173,306
Repayments of debt	(1,113,704)	—	(150,413)	(1,264,117)	—	—	(1,264,117)
Debt issuance costs paid	(25,608)	—	—	(25,608)	—	—	(25,608)
Intercompany note	(147,103)	—	147,103	—	—	—	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	(5,009)	(5,009)
Purchase of treasury stock	(1,125)	—	—	(1,125)	—	—	(1,125)
Net cash flow used in financing activities	(117,274)	—	(270)	(117,544)	—	(5,009)	(122,553)
Effect of exchange rates on cash	—	—	20	20	—	1,887	1,907
Net increase in cash and equivalents	89,542	—	—	89,542	—	2,300	91,842
Cash and equivalents at beginning of period	4,618	—	—	4,618	—	333	4,951
Cash and equivalents at end of period	$94,160	$—	$—	$94,160	$—	$2,633	$96,793

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

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended June 30:	(In thousands)
2014
Revenue	$85,894	$31,164	$5,110	$—	$(4,136)	$118,032
DD&A	8,176	4,781	1,245	457	—	14,659
Operating income (loss)	18,901	4,445	2,132	(11,942)	—	13,536
Property and equipment costs incurred	31,686	4,717	—	454	—	36,857
2013
Revenue	$140,393	$34,264	$6,576	$—	$(5,736)	$175,497
DD&A	10,323	3,047	1,307	588	—	15,265
Operating income (loss)	392,786	16,209	3,362	(17,463)	—	394,894
Property and equipment costs incurred	14,760	2,620	675	9,344	—	27,399
For the Six Months Ended June 30:
2014
Revenue	$148,797	$59,126	$10,973	$—	$(9,078)	$209,818
DD&A	15,556	9,608	2,488	963	—	28,615
Operating income (loss)	21,081	3,835	5,334	(27,768)	—	2,482
Property and equipment costs incurred	64,902	13,670	11	545	—	79,128
2013
Revenue	$221,949	$70,523	$12,791	$—	$(11,062)	$294,201
DD&A	23,451	6,237	2,647	1,186	—	33,521
Operating income (loss)	399,710	19,050	6,486	(34,224)	—	391,022
Property and equipment costs incurred	35,313	5,684	755	9,984	—	51,736
Property, plant and equipment-net
June 30, 2014	$402,791	$313,669	$94,306	$4,565	$—	$815,331
December 31, 2013	451,840	306,423	97,118	5,424	—	860,805
Total assets
June 30, 2014	588,817	357,494	108,171	4,565	—	$1,059,047
December 31, 2013	895,388	359,951	108,963	5,424	—	1,369,726

13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest and income taxes is as follows:

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Interest, net of capitalized interest	$78,424	$129,569
Income taxes	(7,880)	1,108

Other significant non-cash transactions are as follows:

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Working capital related to capital expenditures	$8,214	$5,742
14. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of June 30, 2014, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Glenn Darden and Anne Darden Self are officers and directors, and Thomas Darden is a director, of Quicksilver.
During the first six months of 2013, we paid $0.3 million for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates were determined based upon comparable rates charged by third parties.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals, employee insurance coverage and administrative services were less than $0.1 million for the first six months of 2014 and 2013.
Thomas Darden retired as an employee on December 31, 2013. During the first six months of 2014, consulting fee payments of $270,000, office allowance payments of $75,000 and COBRA payments of $39,000 were made to Mr. Darden. Additionally, in accordance with the agreement related to such retirement signed in May 2013 and following the execution and non-revocation of a release agreement satisfactory to us, we paid Mr. Darden a cash bonus of $286,650 and an equity bonus in the form of 72,662 fully vested shares having a grant date fair value equal to $191,100 in March 2014.

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
2014 HIGHLIGHTS
In March 2014, we executed an agreement with Southwestern Energy Company to sell all of our Niobrara Asset. The purchase price was subject to customary purchase price adjustments, which resulted in Southwestern paying us $95.6 million, including an estimated final adjustment of $2.1 million, which we expect to receive in the third quarter of 2014. The transaction closed on May 1, 2014. The decision to sell this acreage was largely rooted in SWEPI’s plans to exit its North American shale plays, including the shared interest in our Niobrara Asset.
Although we have been in discussions on a potential partnership for our Horn River Asset and have proposed transaction terms, we do not have an agreement on any material terms, including structure or valuation. Accordingly, we continue discussions with parties who, as a group, have maintained interest in our Horn River Asset as well as new parties who have approached us regarding a potential transaction. We are also considering parallel marketing strategies for this asset. We may be unsuccessful in consummating a transaction involving our Horn River Asset on acceptable terms or at all.
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
2014 CAPITAL PROGRAM
We incurred costs related to our capital program of $79.1 million for the first six months of 2014. We anticipate full-year 2014 spending to be between $130 million and $135 million. The capital program may be further reduced should commodity prices retreat further and become unsupportive of forecasted capital spending. However, in the event commodity prices improve, the company may expand the Barnett program in the second half of 2014 to capitalize upon reductions in gathering and processing rates.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 and 2013
The following discussion compares the results of operations for the three months ended June 30, 2014 and 2013, or the 2014 quarter and 2013 quarter, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Basin Asset. The impacts of the Southwestern and Synergy Transactions were immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Historically, we have used hedge accounting and combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(In millions)
Barnett Shale	$52.3	$50.3	$17.1	$17.5	$1.4	$1.7	$70.8	$69.5
Other U.S.	—	—	—	—	0.1	2.9	0.1	2.9
Hedging	7.7	14.4	—	—	—	—	7.7	14.4
U.S.	60.0	64.7	17.1	17.5	1.5	4.6	78.6	86.8
Horseshoe Canyon	17.8	14.7	—	—	—	—	17.8	14.7
Horn River	15.6	16.8	—	—	—	—	15.6	16.8
Hedging	1.9	2.8	—	—	—	—	1.9	2.8
Canada	35.3	34.3	—	—	—	—	35.3	34.3
Consolidated production revenue	$95.3	$99.0	$17.1	$17.5	$1.5	$4.6	$113.9	$121.1

U.S. realized cash derivative losses	$(5.9)	$(4.0)	$(0.6)	$—	$—	$—	$(6.5)	$(4.0)
Canada realized cash derivative gains (losses)	(0.8)	0.5	—	—	—	—	(0.8)	0.5
Consolidated realized cash derivative losses	(6.7)	(3.5)	(0.6)	—	—	—	(7.3)	(3.5)
Consolidated production revenue and realized cash derivative gains (losses) (1)	$88.6	$95.5	$16.5	$17.5	$1.5	$4.6	$106.6	$117.6

(1)
Realized cash derivative gains (losses) from derivatives not treated as hedges are included in net derivative gains (losses). Unrealized derivative gains (losses) make up the remainder of net derivative gains (losses) as reported on our statement of income. A discussion of net derivative gains (losses) is found elsewhere in our discussion of our results of operations. Total revenue is comprised of production revenue, net derivative gains (losses), sales of purchased natural gas and other revenue.

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	128.9	137.7	6,372	7,069	157	207	168.1	181.4
Other U.S.	—	—	—	21	17	377	0.1	2.4
U.S.	128.9	137.7	6,372	7,090	174	584	168.2	183.8
Horseshoe Canyon	46.2	48.9	8	7	—	—	46.3	48.9
Horn River	40.7	54.6	—	—	—	—	40.7	54.6
Canada	86.9	103.5	8	7	—	—	87.0	103.5
Consolidated	215.8	241.2	6,380	7,097	174	584	255.2	287.3

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.45	$4.01	$29.47	$27.14	$98.35	$88.85	$4.62	$4.21
Other U.S.	4.67	3.94	—	50.05	92.07	83.80	14.30	13.70
Hedging	0.65	1.15	—	—	—	—	0.50	0.86
U.S.	5.10	5.16	29.47	27.21	97.72	85.59	5.13	5.19
Horseshoe Canyon	$4.23	$3.30	$19.41	$57.84	$—	$—	$4.23	$3.31
Horn River	4.22	3.38	—	—	—	—	4.22	3.38
Hedging	0.24	0.29	—	—	—	—	0.24	0.29
Canada	$4.47	$3.64	$19.41	$57.84	$—	$—	$4.47	$3.64
Consolidated production revenue	$4.85	$4.51	$29.45	$27.24	$97.72	$85.61	$4.90	$4.63

U.S. realized cash derivative losses	$(0.51)	$(0.32)	$(0.96)	$—	$—	$—	$(0.42)	$(0.24)
Canada realized cash derivative gains (losses)	(0.09)	0.06	—	—	—	—	(0.09)	0.06
Consolidated realized cash derivative losses	(0.34)	(0.16)	(0.95)	—	—	—	(0.31)	(0.13)
Consolidated production revenue and realized cash derivative gains (losses)	$4.51	$4.35	$28.50	$27.24	$97.72	$85.61	$4.59	$4.50

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(In thousands)
Consolidated production revenue and realized cash derivative gains for the 2013 quarter	$95,501	$17,592	$4,552	$117,645
Volume variances	(8,589)	(1,777)	(3,194)	(13,560)
Hedge revenue variances	(7,606)	—	—	(7,606)
Realized cash derivative variance (1)	(3,190)	(554)	—	(3,744)
Price variances	12,463	1,284	193	13,940
Consolidated production revenue and realized cash derivative gains for the 2014 quarter	$88,579	$16,545	$1,551	$106,675

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, increased for the 2014 quarter from the 2013 quarter primarily due to an increase in our realized price partially offset by lower volumes produced. As the realized prices have increased, our hedge revenue and realized cash derivative gain/loss have decreased for the 2014 quarter compared to the 2013 quarter as we have maintained a similar derivative position only having a portion of our derivative portfolio with higher fixed prices expire resulting in a lower weighted average fixed price for our natural gas derivative portfolio. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2014 quarter decreased from the 2013 quarter due to lower volumes produced partially offset by an increase in realized prices, including the impact of our derivatives. The decrease in natural gas and NGL volumes is primarily due to the Tokyo Gas Transaction and decrease in volumes in our Horn River Asset due to natural well decline. The natural well decline in the U.S. was primarily offset by new well production. The decrease in oil volumes is primarily due to the Synergy Transaction.
Our production revenue for the 2014 quarter and 2013 quarter was higher by $9.6 million and $17.2 million, respectively, because of our hedging activities.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended June 30,
	2014	2013

	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$18,647	$17,903
Purchases from others	873	782
Total	19,520	18,685
Costs of purchased natural gas sold
Purchases from Eni	18,647	17,906
Purchases from others	867	773
Total	19,514	18,679
Net sales and purchases of natural gas	$6	$6
Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended June 30,
	2014	2013

	(In thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (losses) (1)	$(9,383)	$38,313
Realized cash settlements of natural gas derivative losses	(6,666)	(3,476)
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	246	—
Realized cash settlements of NGL derivative losses	(554)	—
Derivative gains (losses), net	$(16,357)	$34,837

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
Other Revenue

	For the Three Months Ended June 30,
	2014	2013

	(In thousands)
Midstream revenue from third parties
Canada	$559	$638
Texas	415	216
Total	$974	$854

Operating Expense
Lease Operating

	For the Three Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$10,182	$0.67	$10,274	$0.62
Equity compensation expense	66	0.00	214	0.01
	$10,248	$0.67	$10,488	$0.63
Other U.S.
Expense	$755	$71.56	$1,345	$6.16
Equity compensation expense	59	5.57	112	0.51
	$814	$77.13	$1,457	$6.67
Total U.S.
Expense	$10,937	$0.71	$11,619	$0.69
Equity compensation expense	125	0.01	326	0.02
	$11,062	$0.72	$11,945	$0.71
Horseshoe Canyon
Expense	$6,960	$1.65	$7,173	$1.61
Equity compensation expense	61	0.01	48	0.01
	$7,021	$1.66	$7,221	$1.62
Horn River
Expense	$607	$0.16	$1,047	$0.21
Equity compensation expense	—	—	—	—
	$607	$0.16	$1,047	$0.21
Total Canada
Expense	$7,567	$0.96	$8,220	$0.87
Equity compensation expense	61	0.01	48	0.01
	$7,628	$0.97	$8,268	$0.88
Total Company
Expense	$18,504	$0.80	$19,839	$0.76
Equity compensation expense	186	0.01	374	0.01
	$18,690	$0.81	$20,213	$0.77

Lease operating expense for the 2014 quarter in the Barnett Shale increased on a unit basis primarily due to increased workover costs. In Other U.S., the increase on a unit basis is primarily due to fixed lease operating charges being distributed over lower volume compared to the 2013 quarter primarily due to the Synergy and Southwestern Transactions.

Gathering, Processing and Transportation

	For the Three Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$23,778	$1.55	$25,941	$1.57
Other U.S.	—	—	2	0.01
Total U.S.	23,778	1.55	25,943	1.55
Horseshoe Canyon	860	0.20	794	0.18
Horn River	10,283	2.77	9,937	2.00
Total Canada	11,143	1.41	10,731	1.14
Total	$34,921	$1.50	$36,674	$1.40

Horn River GPT increased on a unit basis for the 2014 quarter compared to the 2013 quarter primarily as a result of higher unused firm capacity. Canadian GPT includes payments made for unused firm capacity of $3.5 million and $1.7 million for the 2014 quarter and the 2013 quarter, respectively.
Production and Ad Valorem Taxes

	For the Three Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$1,301	$0.09	$1,038	$0.06
Other U.S.	2	0.24	226	1.03
Total U.S.	1,303	0.09	1,264	0.08
Horseshoe Canyon	41	0.01	(29)	(0.01)
Horn River	(9)	0.00	—	—
Total Canada	32	0.00	(29)	0.00
Total production taxes	1,335	0.06	1,235	0.05
Ad valorem taxes
Barnett Shale	$2,030	$0.13	$3,119	$0.19
Other U.S.	39	3.65	104	0.48
Total U.S.	2,069	0.14	3,223	0.19
Horseshoe Canyon	709	0.17	361	0.08
Horn River	192	0.05	481	0.10
Total Canada	901	0.11	842	0.09
Total ad valorem taxes	2,970	0.13	4,065	0.16
Total	$4,305	$0.19	$5,300	$0.20

Depletion, Depreciation and Accretion

	For the Three Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$7,720	$0.50	$8,593	$0.51
Canada	1,707	0.22	1,087	0.12
Total depletion	9,427	0.41	9,680	0.37
Depreciation of other fixed assets
U.S.	$1,565	$0.10	$1,915	$0.11
Canada	2,258	0.29	2,396	0.25
Total depreciation	3,823	0.16	4,311	0.16
Accretion	1,409	0.06	1,274	0.05
Total	$14,659	$0.63	$15,265	$0.58
U.S. depletion for the 2014 quarter, when compared to the 2013 quarter, reflects a decrease in production. Canadian depletion increased for the 2014 quarter, when compared to the 2013 quarter, due to an increase in the current year depletion rate primarily due to increased depletable asset base partially offset by a decrease in production.
General and Administrative

	For the Three Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$8,724	$0.38	$9,300	$0.35
Strategic transaction costs	1,183	0.04	1,870	0.07
Equity compensation	1,578	0.07	5,705	0.22
Total	$11,485	$0.49	$16,875	$0.64
The decrease in equity compensation is primarily due to the 2013 quarter including a $3.6 million correction for assumptions on forfeitures and vesting for retirement eligible and imminently retirement eligible individuals.
Tokyo Gas Transaction Gain
In April 2013, we recognized a $333.2 million gain upon closing of the Tokyo Gas Transaction, which was subsequently adjusted in the second half of 2013 to $339.3 million. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Other Income (Expense)
In June 2013, we recognized an expense of $12.8 million in connection with the termination of the PEA with NGTL. In the 2014 quarter the Canadian foreign currency exchange rate change resulted in a recognized gain of $1.2 million compared to the 2013 quarter which included a recognized loss of $2.4 million. In June 2014, we recognized expense of $3.0 million for an adjustment to the accounting of the Eni Transaction.
Fortune Creek Accretion
KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment.

Interest Expense

	For the Three Months Ended June 30,
	2014	2013

	(In thousands)
Interest costs on debt outstanding	$38,678	$42,174
Add:
Fees paid on letters of credit outstanding	80	53
Net expense paid on debt refinancing	682	67,038
Non-cash interest (1)	3,175	19,914
Total interest costs incurred	42,615	129,179
Less:
Interest capitalized	(1,382)	(1,941)
Interest expense	$41,233	$127,238

(1)
Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization. The 2013 and 2014 quarters include $18.9 million and $0.6 million, respectively, relating to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 and the reduction of the Combined Credit Agreements.

Interest costs incurred for the 2014 quarter were lower when compared to the 2013 quarter primarily because of the refinancing of our debt securities in 2013, which reduced our weighted average interest rate. The refinancing costs included the premium and fees associated with the tender offer and consent solicitation for the Senior Notes due 2015 and Senior Notes due 2016 and the consent solicitation for the Senior Notes due 2019.
Income Taxes
The effective tax rates for the three months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30,
	2014	2013

	(in thousands)
Income tax (benefit) expense - U.S.	$2,415	$4,941
Effective tax rate - U.S.	(7.0)%	1.9%
Income tax (benefit) expense - Canada	$954	$260
Effective tax rate - Canada	147.0%	(3.0)%
Income tax (benefit) expense - total	$3,369	$5,201
Effective tax rate - total	(10.3)%	2.1%
Income tax expense for the 2014 quarter included increases in the U.S. and Canadian valuation allowances of $13.9 million and $3.3 million, respectively. Deferred income tax recognized for the 2014 and 2013 quarters is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2014 and 2013
The following discussion compares the results of operations for the six months ended June 30, 2014 and 2013, or the 2014 period and 2013 period, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Basin Asset. The impacts of the Southwestern and Synergy Transactions were immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(In millions)
Barnett Shale	$100.4	$102.0	$35.3	$41.2	$2.8	$3.9	$138.5	$147.1
Other U.S.	—	0.1	—	0.2	0.6	6.0	0.6	6.3
Hedging	14.8	29.7	—	—	—	—	14.8	29.7
U.S.	115.2	131.8	35.3	41.4	3.4	9.9	153.9	183.1
Horseshoe Canyon	36.9	29.9	0.1	0.1	—	—	37.0	30.0
Horn River	34.3	34.6	—	—	—	—	34.3	34.6
Hedging	4.4	6.0	—	—	—	—	4.4	6.0
Canada	75.6	70.5	0.1	0.1	—	—	75.7	70.6
Consolidated production revenue	$190.8	$202.3	$35.4	$41.5	$3.4	$9.9	$229.6	$253.7

U.S. realized cash derivative gains (losses)	$(13.7)	$1.5	$(2.4)	$—	$—	$—	$(16.1)	$1.5
Canada realized cash derivative gains (losses)	(1.5)	4.7	—	—	—	—	(1.5)	4.7
Consolidated realized cash derivative gains (losses)	(15.2)	6.2	(2.4)	—	—	—	(17.6)	6.2
Consolidated production revenue and realized cash derivative gains (losses) (1)	$175.6	$208.5	$33.0	$41.5	$3.4	$9.9	$212.0	$259.9

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

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	120.8	156.7	6,338	8,349	161	244	159.8	208.3
Other U.S.	—	0.1	—	22	37	392	0.2	2.6
U.S.	120.8	156.8	6,338	8,371	198	636	160.0	210.9
Horseshoe Canyon	47.2	50.1	6	7	—	—	47.2	50.1
Horn River	43.4	61.3	—	—	—	—	43.4	61.2
Canada	90.6	111.4	6	7	—	—	90.6	111.3
Consolidated	211.4	268.2	6,344	8,378	198	636	250.6	322.2

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.60	$3.60	$30.80	$27.26	$96.00	$89.58	$4.79	$3.90
Other U.S.	4.40	3.49	—	51.34	89.96	84.89	12.99	13.59
Hedging	0.68	1.05	—	—	—	—	0.51	0.78
U.S.	$5.27	$4.64	$30.80	$27.33	$94.87	$86.69	$5.32	$4.80
Horseshoe Canyon	$4.32	$3.30	$32.08	$61.74	$—	$—	$4.32	$3.30
Horn River	4.37	3.12	—	—	—	—	4.37	3.12
Hedging	0.27	0.30	—	—	—	—	0.27	0.30
Canada	$4.61	$3.50	$32.08	$61.74	$—	$—	$4.61	$3.50
Consolidated production revenue	$4.99	$4.17	$30.80	$27.36	$94.87	$86.69	$5.06	$4.35

U.S. realized cash derivative gains (losses)	$(0.63)	$0.05	$(2.11)	$—	$—	$—	$(0.56)	$0.04
Canada realized cash derivative gains (losses)	(0.09)	0.23	—	—	—	—	(0.09)	0.23
Consolidated realized cash derivative gains (losses)	$(0.40)	$0.13	$(2.11)	$—	$—	$—	$(0.39)	$0.10
Consolidated production revenue and realized cash derivative gains (losses)	$4.59	$4.30	$28.69	$27.36	$94.87	$86.69	$4.67	$4.45

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(In thousands)
Consolidated production revenue and realized cash derivative gains for the 2013 period	$208,397	$41,483	$9,975	$259,855
Volume variances	(35,260)	(10,069)	(6,863)	(52,192)
Hedge revenue variances	(16,569)	—	—	(16,569)
Realized cash derivative variance (1)	(21,308)	(2,419)	—	(23,727)
Price variances	40,348	3,955	294	44,597
Consolidated production revenue and realized cash derivative gains for the 2014 period	$175,608	$32,950	$3,406	$211,964

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, increased for the 2014 period from the 2013 period primarily due to an increase in our realized price partially offset by lower volumes produced primarily attributable to the Tokyo Gas Transaction and natural declines in our Horn River Asset. As the realized prices have increased, our hedge revenue and realized cash derivative gain/loss have decreased for the 2014 period compared to the 2013 period as we have maintained a similar derivative position by only having a portion of our derivative portfolio with higher fixed prices expire, resulting in a lower weighted average fixed price for our natural gas derivative portfolio. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2014 period decreased from the 2013 period due to lower volumes produced primarily attributable to the Tokyo Gas Transaction, declining well production and the 2014 period including an NGL derivative loss that the 2013 period did not, partially offset by an increase in realized prices. Our oil revenue decreased for the 2014 period from the 2013 period due to lower volumes resulting from the Synergy Transaction.
Our production revenue for the 2014 period and 2013 period was higher by $19.2 million and $35.7 million, respectively, because of our hedging activities.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Sales of purchased natural gas
Purchases from Eni	$35,044	$33,803
Purchases from others	1,698	1,440
Total	36,742	35,243
Costs of purchased natural gas sold
Purchases from Eni	35,022	33,802
Purchases from others	1,684	1,395
Total	36,706	35,197
Net sales and purchases of natural gas	$36	$46

Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative losses (1)	$(41,801)	$(2,652)
Realized cash settlements of natural gas derivative gains (losses)	(15,188)	6,120
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	1,018	—
Realized cash settlements of NGL derivative losses	(2,419)	—
Derivative gains (losses), net	(58,390)	3,468

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
Other Revenue

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Midstream revenue from third parties
Canada	$1,099	$1,313
Texas	796	442
Total	$1,895	$1,755

Operating Expense
Lease Operating

	For the Six Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$20,280	$0.70	$23,708	$0.63
Equity compensation expense	201	0.01	486	0.01
	$20,481	$0.71	$24,194	$0.64
Other U.S.
Expense	$1,196	$28.65	$2,748	$5.93
Equity compensation expense	90	2.15	180	0.39
	$1,286	$30.80	$2,928	$6.32
Total U.S.
Expense	$21,476	$0.74	$26,456	$0.69
Equity compensation expense	291	0.01	666	0.02
	$21,767	$0.75	$27,122	$0.71
Horseshoe Canyon
Expense	$13,359	$1.56	$15,385	$1.70
Equity compensation expense	677	0.08	113	0.01
	$14,036	$1.64	$15,498	$1.71
Horn River
Expense	$1,643	$0.21	$2,488	$0.22
Equity compensation expense	—	—	—	—
	$1,643	$0.21	$2,488	$0.22
Total Canada
Expense	$15,002	$0.91	$17,873	$0.89
Equity compensation expense	677	0.04	113	0.01
	$15,679	$0.95	$17,986	$0.90
Total Company
Expense	$36,478	$0.80	$44,329	$0.76
Equity compensation expense	968	0.02	779	0.01
	$37,446	$0.82	$45,108	$0.77
Lease operating expense for the 2014 period in the Barnett Shale decreased in total primarily due to the Tokyo Gas Transaction. On a unit basis, the Barnett Shale increased primarily due to fixed lease operating charges being distributed over lower volume due to natural declines compared to the 2013 period. Other U.S. decreased in total for the 2014 period primarily due to the Southwestern and Synergy Transactions and on a unit basis the 2014 period increased as fixed lease operating charges were distributed over lower volume compared to the 2013 period. In Canada, the decrease in lease operating expense in total for the 2014 period compared to the 2013 period is primarily due to decreased headcount. Included in 2014 period lease operating expense above is a fully discretionary employee bonus of $0.3 million in the Barnett Shale and $1.1 million in the Horseshoe Canyon.

Gathering, Processing and Transportation

	For the Six Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$45,036	$1.56	$56,740	$1.51
Other U.S.	1	0.02	5	0.01
Total U.S.	45,037	1.55	56,745	1.49
Horseshoe Canyon	1,739	0.20	1,617	0.18
Horn River	20,928	2.66	18,136	1.64
Total Canada	22,667	1.38	19,753	0.98
Total	$67,704	$1.49	$76,498	$1.31
U.S. GPT on a gross basis decreased primarily due to lower volumes in our Barnett Shale Asset attributable to the Tokyo Gas Transaction. On a unit basis, the 2014 period was higher primarily due to new production being in an area with higher GPT rates. Our Horn River Asset GPT increased in total and on a unit basis for the 2014 period as compared to the 2013 period as a result of increased gathering rates as the 2013 period included discounted rates prior to the contractual increase in volumes. Our Horn River Asset GPT includes payments made for unused firm capacity of $6.7 million and $2.8 million for the 2014 period and the 2013 period, respectively.
Production and Ad Valorem Taxes

	For the Six Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$2,254	$0.08	$1,979	$0.05
Other U.S.	9	0.21	458	0.99
Total U.S.	2,263	0.08	2,437	0.06
Horseshoe Canyon	103	0.01	36	0.00
Horn River	—	—	—	—
Total Canada	103	0.01	36	0.00
Total production taxes	2,366	0.05	2,473	0.04
Ad valorem taxes
Barnett Shale	$4,164	$0.14	$6,473	$0.17
Other U.S.	129	3.09	250	0.54
Total U.S.	4,293	0.15	6,723	0.18
Horseshoe Canyon	1,449	0.17	1,058	0.12
Horn River	381	0.05	530	0.05
Total Canada	1,830	0.11	1,588	0.08
Total ad valorem taxes	6,123	0.13	8,311	0.14
Total	$8,489	$0.19	$10,784	$0.18

Depletion, Depreciation and Accretion

	For the Six Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$14,607	$0.50	$19,700	$0.52
Canada	3,502	0.21	2,293	0.11
Total depletion	18,109	0.40	21,993	0.38
Depreciation of other fixed assets
U.S.	$3,216	0.11	$4,030	0.11
Canada	4,497	0.27	4,854	0.24
Total depreciation	7,713	0.17	8,884	0.15
Accretion	2,793	0.06	2,644	0.05
Total	$28,615	$0.63	$33,521	$0.58
U.S. depletion for the 2014 period, when compared to the 2013 period, reflects a decrease in production. Canadian depletion increased for the 2014 period, when compared to the 2013 period, due to an increase in the current year depletion rate primarily due to increased depletable asset base partially offset by a decrease in production.
General and Administrative

	For the Six Months Ended June 30,
	2014		2013

	(In thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$18,238	$0.40	$20,899	$0.36
Strategic transaction costs	3,958	0.09	1,870	0.03
Equity compensation	4,609	0.10	10,269	0.18
Total	$26,805	$0.59	$33,038	$0.57
The decrease in general and administrative expense is primarily due to reduced headcount during the 2013 period. Included in the 2014 period expense above is a fully discretionary employee bonus of $2.9 million. The decrease in equity compensation is primarily due to the 2013 period including a $3.6 million correction for assumptions on forfeitures and vesting for retirement eligible and imminently retirement eligible individuals.
Tokyo Gas Transaction Gain
In April 2013, we recognized a $333.2 million gain upon closing of the Tokyo Gas Transaction, which was subsequently adjusted in the second half of 2013 to $339.3 million. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Other Income (Expense)
In June 2013, we recognized an expense of $12.8 million in connection with the termination of the PEA with NGTL. In the 2014 period the Canadian foreign currency exchange rate change resulted in a recognized gain of $0.8 million compared to the 2013 period, which included a recognized loss of $2.5 million. In June 2014, we recognized expense of $3.0 million for an adjustment to the accounting of the Eni Transaction.

Fortune Creek Accretion
KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment.
Interest Expense

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Interest costs on debt outstanding	$78,052	$86,146
Add:
Fees paid on letters of credit outstanding	145	103
Net expense paid on debt refinancing	682	67,038
Non-cash interest (1)	5,840	21,773
Total interest costs incurred	84,719	175,060
Less:
Interest capitalized	(2,691)	(3,880)
Interest expense	$82,028	$171,180

(1)
Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization. The 2013 and 2014 periods include $18.9 million and $0.6 million, respectively, relating to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 and the reduction of the Combined Credit Agreements.

Interest costs incurred for the 2014 period were lower when compared to the 2013 period primarily because of the refinancing of our debt securities in June 2013, which reduced our weighted average interest rate. The refinancing costs included the premium and fees associated with the tender offer and consent solicitation for the Senior Notes due 2015 and Senior Notes due 2016 and the consent solicitation for the Senior Notes due 2019.
Income Taxes
The effective tax rates for the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30,
	2014	2013

	(in thousands)
Income tax (benefit) expense - U.S.	$5,087	$11,165
Effective tax rate - U.S.	(6.1)%	5.4%
Income tax (benefit) expense - Canada	$933	$932
Effective tax rate - Canada	(18.3)%	(7.5)%
Income tax (benefit) expense - total	$6,020	$12,097
Effective tax rate - total	(6.8)%	6.2%

Income tax expense for the 2014 period included increases in the U.S. and Canadian valuation allowances of $33.4 million and $3.2 million, respectively. Deferred income tax recognized for the 2014 and 2013 periods is a result of hedge gains previously deferred in AOCI being realized during the period and the net tax impact being recognized.
Quicksilver Resources Inc. and its Restricted Subsidiaries
Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 11 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.

The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of June 30, 2014. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.
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
The volumes that we produce may be significantly affected by the rates at which we acquire leaseholds and other mineral interests and explore, exploit and develop our leasehold and other mineral interests through drilling and production activities. These activities require substantial capital expenditures, and our ability to fund these activities through cash flow from our operations, borrowings and other sources may be affected by multiple factors discussed further in the Liquidity and Borrowing Capacity section below.
For the remainder of 2014 through 2021, swaps economically hedge a portion of our natural gas and NGL revenue. The following summarizes future production hedged with commodity derivatives as of June 30, 2014.

Production Year	Daily Production Volume
	Natural Gas	NGL	Natural Gas Basis Swaps
	MMcfd	MBbld	MMcfd
2014 (1)	170	4	40
2015	150	—	—
2016-2021	40	—	—

(1)	Our 2014 NGL derivatives end in September. Our natural gas derivatives and AECO to NYMEX natural gas basis swaps are in place for the whole of 2014.
The following summarizes our cash flow activity for the 2014 period and 2013 period:

	For the Six Months Ended June 30,
	2014	2013

	(In thousands)
Net cash provided by (used in) operating activities	$(763)	$(78,106)
Net cash provided by investing activities	163,441	290,594
Net cash used in financing activities	(230,067)	(122,553)

Operating Cash Flows
Net cash used in operating activities for the 2014 period decreased from the 2013 period primarily due to reduced interest payments as the 2013 period included payments related to our early redemption of senior notes and positive changes in working capital, including the receipt of $7.9 million in income tax refunds.
Net cash used in operating activities for the 2014 period includes hedge cash settlements of $4.7 million, which is deferred in other comprehensive income related to our long-dated hedges restructured in the first and fourth quarters of 2012. The revenue impact will be realized over the original term of the hedges, which extends until 2021.
Investing Cash Flows
Costs incurred for property, plant and equipment for the 2014 period and 2013 period were as follows:

	United States	Canada	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2014
Exploration and development	$64,902	$13,670	$78,572
Midstream	11	—	11
Administrative	233	312	545
Total	$65,146	$13,982	$79,128
For the Six Months Ended June 30, 2013
Exploration and development	$35,313	$5,684	$40,997
Midstream	25	730	755
Administrative	440	9,544	9,984
Total	$35,778	$15,958	$51,736
Costs incurred reflect the activity of the 2014 capital program, while capital expenditures shown in the condensed consolidated statement of cash flows also reflect the related changes in working capital. Changes in working capital are driven by the increase in accounts payable from prior year activities.
Several of our marketable securities matured during the 2014 period and were held as cash.
Financing Cash Flows
Distributions of Fortune Creek partnership funds of $33.8 million and $5.0 million were paid in the 2014 period and the 2013 period, respectively, to our partner based on our partner's preferential distribution rights.
Liquidity and Borrowing Capacity
At June 30, 2014, the Combined Credit Agreements’ global borrowing base was $325 million and the global letter of credit capacity was $280 million. At June 30, 2014, there was $244.4 million available under the Combined Credit Agreements and we held cash and marketable securities of $32.3 million.
In April 2014, the Combined Credit Agreements were amended changing certain definitions that impact the calculation of EBITDAX. Additionally, we permanently reduced the aggregate maximum credit amounts under the Combined Credit Agreements from $1.75 billion to $650 million.
Our ability to borrow under our Combined Credit Agreements depends on our global borrowing base, which is scheduled to be redetermined twice each year. A reduction to the global borrowing base during the spring or autumn redetermination, or upon a special redetermination requested by our administrative agent under the Combined Credit Agreements, would adversely impact our liquidity and ability to meet our future obligations. Our derivatives are included in the global borrowing base. Most of our derivative positions expire at year-end 2015. The expiration of these derivatives will adversely affect our global borrowing base, and absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we expect to need additional sources of liquidity, including additional debt or equity financing or proceeds from asset sales, at the beginning of 2016 assuming no material debt maturities prior to that date. In addition, we are exploring a potential partnership for our Horn River Asset, which if successful could defray our need to make or fund significant capital investments in the Horn River Asset but would also reduce our global borrowing base if not offset by the effects of any related debt reduction.
While we believe that we will be able to comply with the financial covenants contained in our Combined Credit Agreements through the third quarter of 2015, we do not expect to exceed the required levels by a significant margin, particularly the interest coverage covenant under our Combined Credit Agreements. Accordingly, even a modest decline in prices for natural gas and NGLs, our failure to achieve anticipated cost savings through avoidance or deferral or operational efficiencies, our failure to execute certain asset purchases or the inaccuracy in any material respect of any of the other assumptions underlying our forecast could cause us to fail to comply with the financial covenants contained in the Combined Credit Agreements. Due to step-ups in the interest coverage requirements that begin to take effect in 2015, absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we do not expect to comply with our interest coverage covenant under our Combined Credit Agreements beginning in the fourth quarter of 2015 and expect that we would need to seek additional covenant relief under the Combined Credit Agreements. In addition, we have benefitted from our natural gas derivatives, which have resulted in cash proceeds being greater than the prevailing price for natural gas. Without the benefit of these derivatives, most of which expire at year-end 2015, our interest coverage ratio would be less than 1:1 and we would not be in compliance with the interest coverage covenant under our Combined Credit Agreements. Any inability to comply with the financial covenants contained in our Combined Credit Agreements, unless waived or amended by the requisite lenders, could materially and adversely affect our liquidity by precluding further borrowings under our credit facilities and by accelerating the maturity of our debt. We may be unsuccessful in obtaining the necessary waivers or amendments.
In order to be able to incur debt, make restricted payments, designate unrestricted subsidiaries or effect mergers or consolidations, we must meet an incurrence test under the indentures applicable to our debt, which test requires EBITDA to exceed interest expense by 2.25 times. At June 30, 2014 and throughout the three months ended June 30, 2014, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and the ability to refinance existing debt. Not meeting this ratio does not represent an event of default under our debt. We are unable to predict when or if our EBITDA will exceed interest expense by 2.25 times.
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
In addition, we have significant fixed and springing debt maturities in 2015 and 2016, including the Combined Credit Agreements, the Second Lien Term Loan, the Second Lien Notes and the Senior Subordinated Notes. We do not expect to be able to satisfy these obligations with our cash on hand, committed financing or cash flow from operations. In order to satisfy these obligations we will need to obtain additional debt or equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. We are limited in our ability to incur additional debt by the indenture restrictions as more fully described in Note 5. We may also seek to address the springing maturities by refinancing all or a portion of our Senior Subordinated Notes. If we are unsuccessful in obtaining adequate financing, we may not be able to satisfy such obligations when they mature.
Although we have been in discussions on a potential partnership for our Horn River Asset and have proposed transaction terms, we do not have an agreement on any material terms, including structure or valuation. Accordingly, we continue discussions with parties who, as a group, have maintained interest in our Horn River Asset as well as new parties who have approached us regarding a potential transaction. We are also considering parallel marketing strategies for this asset. We may be unsuccessful in consummating a transaction involving our Horn River Asset on acceptable terms or at all.
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
In March 2014, we agreed with KKR to an amendment to extend the ending date of the minimum gross capital expenditures requirement, of which C$120 million remains, to the earlier of June 30, 2016 or 12 months following consummation of a transaction involving a material portion of our Horn River Asset and to broaden allowable spending to include acquisitions of producing properties that utilize partnership assets. As part of the amendment, we contributed C$28 million to Fortune Creek which was subsequently distributed to KKR and was applied against the gathering agreement requirement. The effect of this contribution was to reduce the balance of the partnership liability and to reduce the gathering rate that burdens our Horn River Asset production by C$0.13 per Mcf until at least 2016. We do not expect to be able to satisfy these capital expenditure requirements with our cash on hand, committed financing or cash flow from operations and will need to obtain additional debt or equity financing or sell assets, which we may not be able to do on satisfactory terms or at all.
Depending upon conditions in the capital markets and other factors, we will, from time to time, consider the issuance of debt or equity securities or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, reduce debt or for other corporate purposes. We will also consider, from time to time, additional acquisitions of, and investments in, assets or businesses that complement our existing asset portfolio. Acquisition transactions, if any, are expected to be financed through cash flow from operations, borrowings under the Combined Credit Agreements, proceeds from asset sales, the issuance of debt or other securities or a combination of those sources. Because we have not met our incurrence test, we are unable to fund acquisitions with debt other than under our Combined Credit Agreements. Our ability to access the debt and equity capital markets on economic terms is affected by general economic conditions, the domestic and global financial markets, our credit ratings assigned by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control. In addition, we believe that access to the capital markets will be limited if we are unable to execute significant deleveraging transactions, due in large part to our high debt levels relative to cash flow.
We continue to explore options to refinance the Senior Subordinated Notes. The economics and interest rate of any offering will be subject to market conditions. It is likely any new debt instruments will result in a material increase to our interest expense, which would be partially offset by the recognition of the unamortized deferred gain of the terminated interest rate swaps related to our Senior Subordinated Notes.
We have retained Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Houlihan Lokey Capital, Inc., Bengal Expeditionary Partners LLC and other advisors to assist us in one or more of the following exercises: the evaluation of options to address near-term debt maturities and enhance our liquidity position and the evaluation of various strategic alternatives, including the acquisition or monetization of assets, as well as the potential sale of the Horn River Asset, our Canadian subsidiary or the Company.
Financial Position
The following impacted our balance sheet as of June 30, 2014, as compared to our balance sheet as of December 31, 2013:

•
Cash, cash equivalents and marketable securities decreased $223.2 million as we used cash on hand to fund operations and capital expenditures, make a contribution to Fortune Creek, which was distributed to KKR based on their preferential rights, and reduce the outstanding amount on our Combined Credit Agreements.

•
Our net property, plant and equipment balance decreased $45.5 million from December 31, 2013 to June 30, 2014. The Southwestern Transaction resulted in a decrease of $97.1 million. Additional decreases were due to DD&A incurred of $25.8 million and $1.0 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital costs of $79.1 million during 2014.

•
The $14.8 million decrease in accounts payable was due primarily to a reduction in accrued capital expenditures of $2.8 million and a decrease in trade payables of $11.9 million from December 31, 2013 as ad valorem tax invoices were paid in 2014.

•
Long-term debt decreased $193.3 million primarily from payments under the Combined Credit Agreements of $175.0 million, early retirement of $18.7 million of our 2015 Senior Notes and 2016 Senior Notes, recognition of $1.0 million of interest rate swaps and changes to the U.S.-Canadian exchange rate resulting in a decrease of $1.5 million, partially offset by $2.9 million of amortized discounts.

Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations and commitments as reported in our 2013 Annual Report on Form 10-K.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2013 Annual Report on Form 10-K. These critical estimates, for which no significant changes, other than those discussed in the results of operations, occurred during the six months ended June 30, 2014, include estimates and assumptions for:

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
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued accounting guidance, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.
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
We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas and NGLs that vary from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $19.2 million and $35.7 million for the 2014 period and 2013 period, respectively, and a loss was recognized in net derivative losses of $17.6 million for the 2014 period and a gain of $6.1 million for the 2013 period. Unrealized losses of $40.8 million and $2.7 million were recognized for the 2014 period and 2013 period, respectively.

The following table details our open derivative positions at June 30, 2014:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf or Bbl
Gas	Swap	U.S.	Jul 2014 - Dec 2014	10 MMcfd	3.91
Gas	Swap	U.S.	Jul 2014 - Dec 2014	10 MMcfd	3.89
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	6.23
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	6.20
Gas	Swap	U.S.	Jul 2014 - Dec 2015	20 MMcfd	6.00
Gas	Swap	U.S.	Jul 2014 - Dec 2015	10 MMcfd	6.00
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	5.68
Gas	Swap	U.S.	Jul 2014 - Dec 2015	7.5 MMcfd	5.475
Gas	Swap	U.S.	Jul 2014 - Dec 2015	7.5 MMcfd	5.50
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	4.15
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	4.13
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	4.255
Gas	Swap	U.S.	Jul 2014 - Dec 2015	5 MMcfd	4.25
Gas	Swap	U.S.	Jul 2014 - Dec 2021	10 MMcfd	4.54
Gas	Swap	U.S.	Jul 2014 - Dec 2021	5 MMcfd	4.38
Gas	Swap	U.S.	Jul 2014 - Dec 2021	10 MMcfd	4.37
Gas	Swap	U.S.	Jul 2014 - Dec 2021	5 MMcfd	4.35
NGL	Swap	U.S.	Jul 2014 - Sept 2014	1 MBbld	30.43
NGL	Swap	U.S.	Jul 2014 - Sept 2014	2 MBbld	30.55
NGL	Swap	U.S.	Jul 2014 - Sept 2014	1 MBbld	30.55
Gas	Swap	Canada	Jul 2014 - Dec 2015	10 MMcfd	6.42
Gas	Swap	Canada	Jul 2014 - Dec 2015	10 MMcfd	6.45
Gas	Swap	Canada	Jul 2014 - Dec 2015	10 MMcfd	4.04
Gas	Swap	Canada	Jul 2014 - Dec 2021	10 MMcfd	4.625
Gas Basis[1]	Swap	Canada	Jul 2014 - Dec 2014	5 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Jul 2014 - Dec 2014	5 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Jul 2014 - Dec 2014	10 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Jul 2014 - Dec 2014	10 MMcfd	(0.47)
Gas Basis[1]	Swap	Canada	Jul 2014 - Dec 2014	10 MMcfd	(0.45)
1 Our gas basis swaps economically hedge the AECO basis adjustment at a discount from NYMEX.
These open derivative positions had a net fair value of $62.8 million as of June 30, 2014.
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
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our Senior Notes due 2015 and our Senior Subordinated Notes. We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments. During the 2014 period and the 2013 period, we recognized $1.0 million and $11.0 million, respectively, of those deferred gains as a reduction of interest expense.
Should we be required to borrow under our Combined Credit Agreements and based on interest rates as of June 30, 2014, each $50 million in borrowings would result in additional annual interest payments of $2.1 million. If the current borrowing availability under our Combined Credit Agreements were to be fully utilized by year-end 2014 at interest rates as of June 30, 2014, we estimate that annual interest payments would increase by $10.3 million. If interest rates change by 1% on our June 30, 2014 variable debt balances of $34.7 million, our annual pre-tax income would decrease or increase by $0.3 million.
Our Second Lien Term Loan and Second Lien Notes due 2019 feature a LIBOR floor. Consequently, a 1% increase in the interest rates on our outstanding variable rate debt as of June 30, 2014, would not impact our applicable interest rate on this debt, as the floor would not be exceeded. A 1% decrease in the interest rate would not impact our applicable interest rate on this debt, as we have not exceeded the floor at June 30, 2014.
In the future, we may enter into interest rate derivative contracts on a portion of our outstanding debt to mitigate the risk of fluctuation of rates or manage the floating versus fixed rate risk.
Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2014 period and the 2013 period resulted in a gain of $0.8 million and a loss of $2.5 million, respectively, and were included in other income. Furthermore, the Amended and Restated Canadian Credit Facility permits Canadian borrowings to be made in either U.S. or Canadian-denominated amounts. However, the aggregate borrowing capacity of the entire facility is calculated using the U.S. dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.
ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective, due to the outstanding remediation of the income tax material weakness identified at December 31, 2013, to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As disclosed in our 2013 Annual Report on Form 10-K, two material weaknesses were identified related to the design and operating effectiveness of our controls. We identified a material weakness related to the accounting for significant, non-recurring transactions, particularly related to the accuracy of the inputs provided to accounting to incorporate into the analysis of such transactions. This weakness caused several out of period adjustments principally between quarters in 2013 to be recognized in our financial statements though none of the adjustments were considered individually material. We have remediated this material weakness as of June 30, 2014 by the design and operating effectiveness of additional controls regarding significant transactions.
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
There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
In each of July 2011 and June 2012, we received a subpoena duces tecum from the SEC requesting certain documents. In July 2014, the SEC notified us that the staff has completed its investigation and does not intend to recommend an enforcement action by the SEC against us.
There have been no other material changes in the legal proceedings described in Part I, Item 3 included in our 2013 Annual Report on Form 10-K.
ITEM 1A.   Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A included in our 2013 Annual Report on Form 10-K.
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 2014	32,582	$2.98	—	—
May 2014	4,340	$3.30	—	—
June 2014	—	$—	—	—
Total	36,922	$3.02	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.
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

Dated:	August 6, 2014	Quicksilver Resources Inc.

		By:	/s/ John C. Regan
John C. Regan
Senior Vice President-Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡