Form 10-Q
period 2014-09-30
QUICKSILVER RESOURCES INC
filed 2014-11-10
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of October 31, 2014
Common Stock, $0.01 par value	179,983,515 shares

DEFINITIONS
As used in this Quarterly Report unless the context otherwise requires:

“ABR” means alternate base rate
“AECO” is a reference, in U.S. dollars per MMbtu, for gas delivered at a trading hub on the NOVA Gas Transmission Ltd. System in Alberta, Canada
“AOCI” means accumulated other comprehensive income
“Bbl” or “Bbls” means barrel or barrels
“Bbld” means barrel or barrels per day
“Boed” means barrels of oil equivalent per day, calculated as six Mcf of gas equaling one Bbl of oil
“Canada” means our oil and natural gas operations located principally in British Columbia and Alberta, Canada
“C$” means Canadian dollars
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
For the Quarter Ended September 30, 2014

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “Quicksilver,” “we,” “us,” and “our” refer to Quicksilver Resources Inc. and its subsidiaries.

Forward-Looking Information
Certain statements contained in this Quarterly Report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “contemplate,” “estimate,” “anticipate,” “believe,” “project,” “target,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

•	uncertainties inherent in estimates of natural gas, NGL and oil reserves and predicting natural gas, NGL and oil production and reservoir performance;

•	effects of hedging natural gas, NGL and oil prices;

•	fluctuations in the value of certain of our assets and liabilities;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters, customers and counterparties;

•	changes in the availability and cost of capital;

•	delays in obtaining oilfield equipment and increases in drilling and other service costs;

•	delays in construction of transportation pipelines and gathering, processing and treating facilities;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•	failure or delay in completing strategic transactions, particularly in completing a transaction involving the sale of any or all of our assets, including our Horn River Asset;

•	failure to make the necessary expenditures under or related to our contractual commitments, including our spending requirement pursuant to Fortune Creek;

•	the effects of existing or future litigation; and

•	additional factors described elsewhere in this Quarterly Report.
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
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Production	$102,615	$104,546	$332,187	$358,281
Sales of purchased natural gas	16,660	15,130	53,401	50,373
Net derivative gains (losses)	43,310	32,733	(15,080)	36,202
Other	913	707	2,808	2,462
Total revenue	163,498	153,116	373,316	447,318
Operating expense
Lease operating	17,176	18,591	54,622	63,699
Gathering, processing and transportation	34,807	35,567	102,511	112,064
Production and ad valorem taxes	4,067	4,678	12,557	15,462
Costs of purchased natural gas	16,599	15,114	53,305	50,311
Depletion, depreciation and accretion	13,969	14,390	42,584	47,911
Impairment	135	—	135	—
General and administrative	11,310	10,471	38,115	43,509
Other operating	651	2,230	2,221	4,435
Total expense	98,714	101,041	306,050	337,391
Gain on Tokyo Gas Transaction	—	7,974	—	341,146
Operating income	64,784	60,049	67,266	451,073
Other income (expense) - net	(2,465)	667	(3,824)	(14,588)
Fortune Creek accretion	(3,602)	(4,818)	(11,605)	(14,490)
Interest expense	(39,899)	(39,355)	(121,927)	(210,535)
Income (loss) before income taxes	18,818	16,543	(70,090)	211,460
Income tax benefit (expense)	4,939	(5,966)	(1,081)	(18,063)
Net income (loss)	$23,757	$10,577	$(71,171)	$193,397
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(7,968)	(11,139)	(20,939)	(37,181)
Foreign currency translation adjustment	(6,921)	2,345	(6,162)	(933)
Other comprehensive loss	(14,889)	(8,794)	(27,101)	(38,114)
Comprehensive income (loss)	$8,868	$1,783	$(98,272)	$155,283
Earnings (loss) per common share - basic	$0.13	$0.06	$(0.41)	$1.10
Earnings (loss) per common share - diluted	$0.13	$0.06	$(0.41)	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$248,325	$89,103
Marketable securities	—	166,343
Total cash, cash equivalents and marketable securities	248,325	255,446
Accounts receivable - net of allowance for doubtful accounts	59,491	58,645
Derivative assets at fair value	66,098	57,523
Other current assets	22,386	22,346
Total current assets	396,300	393,960
Property, plant and equipment - net
Oil and gas properties, full cost method (including unevaluated costs of $218,398 and $221,605, respectively)	608,572	640,443
Other property and equipment	203,908	220,362
Property, plant and equipment - net	812,480	860,805
Derivative assets at fair value	25,968	73,357
Other assets	33,509	41,604
	$1,268,257	$1,369,726
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,587	$28,822
Accrued liabilities	94,091	102,850
Derivative liabilities at fair value	846	3,125
Total current liabilities	108,524	134,797
Long-term debt	2,037,844	1,988,946
Partnership liability	94,651	126,132
Asset retirement obligations	105,480	106,256
Derivative liabilities at fair value	—	323
Other liabilities	19,242	19,242
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 187,222,654 and 183,994,879 shares issued, respectively	1,872	1,840
Additional paid in capital	779,206	770,092
Treasury stock of 7,444,372 and 6,698,640 shares, respectively	(53,810)	(51,422)
Accumulated other comprehensive income	82,780	109,881
Retained deficit	(1,907,532)	(1,836,361)
Total stockholders' equity	(1,097,484)	(1,005,970)
	$1,268,257	$1,369,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2012	$1,790	$751,394	$(49,495)	$161,493	$(1,997,979)	$(1,132,797)
Net income	—	—	—	—	193,397	193,397
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $17,833	—	—	—	(37,181)	—	(37,181)
Foreign currency translation adjustment	—	—	—	(933)	—	(933)
Issuance and vesting of stock compensation	47	14,421	(1,472)	—	—	12,996
Balances at September 30, 2013	$1,837	$765,815	$(50,967)	$123,379	$(1,804,582)	$(964,518)

Balances at December 31, 2013	$1,840	$770,092	$(51,422)	$109,881	$(1,836,361)	$(1,005,970)
Net loss	—	—	—	—	(71,171)	(71,171)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $8,455	—	—	—	(20,939)	—	(20,939)
Foreign currency translation adjustment	—	—	—	(6,162)	—	(6,162)
Issuance and vesting of stock compensation	32	9,114	(2,388)	—	—	6,758
Balances at September 30, 2014	$1,872	$779,206	$(53,810)	$82,780	$(1,907,532)	$(1,097,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Nine Months Ended September 30,
	2014	2013

Operating activities:
Net income (loss)	$(71,171)	$193,397
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and accretion	42,584	47,911
Impairment expense	135	—
Gain on Tokyo Gas Transaction	—	(341,146)
Deferred income tax expense	8,455	17,833
Non-cash (gain) loss from hedging and derivative activities	6,731	(12,223)
Stock-based compensation	9,146	13,699
Non-cash interest expense	8,441	23,643
Fortune Creek accretion	11,605	14,490
Other	(347)	3,622
Changes in assets and liabilities
Accounts receivable	(1,936)	7,398
Prepaid expenses and other assets	1,747	344
Accounts payable	(12,472)	(17,973)
Income taxes	(432)	(148)
Accrued and other liabilities	(7,469)	(31,950)
Net cash used in operating activities	(4,983)	(81,103)
Investing activities:
Capital expenditures	(111,444)	(78,549)
Proceeds from Southwestern Transaction	95,587	—
Proceeds from Tokyo Gas Transaction	—	463,418
Proceeds from Synergy Transaction	—	42,297
Proceeds from sale of properties and equipment	1,942	2,994
Purchases of marketable securities	(55,890)	(142,823)
Maturities and sales of marketable securities	222,025	13,178
Net cash provided by investing activities	152,220	300,515
Financing activities:
Issuance of debt	243,184	1,173,306
Repayments of debt	(193,689)	(1,308,382)
Debt issuance costs paid	(225)	(25,868)
Distribution of Fortune Creek Partnership funds	(37,113)	(8,079)
Purchase of treasury stock	(2,388)	(1,472)
Net cash provided by (used in) financing activities	9,769	(170,495)
Effect of exchange rate changes in cash	2,216	2,610
Net change in cash and cash equivalents	159,222	51,527
Cash and cash equivalents at beginning of period	89,103	4,951
Cash and cash equivalents at end of period	$248,325	$56,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. ACCOUNTING POLICIES, DISCLOSURES AND NATURE OF OPERATIONS
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of September 30, 2014 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature unless otherwise noted. The results for interim periods are not necessarily indicative of annual results.
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
Our ability to borrow under our Combined Credit Agreements depends on our global borrowing base, which is scheduled to be redetermined twice each year. A reduction to the global borrowing base during the spring or autumn redetermination, or upon a special redetermination requested by our administrative agent under the Combined Credit Agreements, would adversely impact our liquidity and ability to meet our future obligations. Our derivatives contribute to the global borrowing base. Most of our derivative positions expire at year-end 2015. The expiration of these derivatives will adversely affect our global borrowing base, and absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we expect to need additional sources of liquidity, including additional debt or equity financing or proceeds from asset sales, at the beginning of 2016 assuming no material debt maturities prior to that date. In addition, we are exploring potential transactions involving any and all of our assets, including our Horn River Asset. If successful, a sale of our Horn River Asset could eliminate or defray our need to make or fund significant capital investments in the Horn River Asset but would also reduce our global borrowing base if not offset by the effects of any related debt reduction. A sale of our other assets could also enhance liquidity if the sale proceeds exceed the associated decrease to the global borrowing base, if any.
In November 2014, the Combined Credit Agreements were amended to eliminate the requirement to meet the minimum interest coverage ratio covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015. A minimum EBITDAX covenant was added beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015. While we believe with these amendments we will be able to comply with the financial covenants contained in our Combined Credit Agreements through the end of 2015, we do not expect to exceed the required levels by a significant margin, particularly the minimum EBITDAX covenant under our Combined Credit Agreements. Accordingly, even a modest decline in prices for natural gas and NGLs, our failure to achieve anticipated cost savings through avoidance or deferral or operational efficiencies, our failure to execute certain asset purchases or the inaccuracy in any material respect of any of the other assumptions underlying our forecast could cause us to fall short of the financial covenants contained in the Combined Credit Agreements. Absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we do not expect to comply with our interest coverage ratio covenant under our Combined Credit Agreements beginning in the first quarter of 2016 and expect that we would need to seek additional covenant relief under the Combined Credit Agreements at that time. In addition, we have benefitted from our natural gas derivatives, which have resulted in cash proceeds being greater than the prevailing price for natural gas. Without the benefit of these derivatives, most of which expire at year-end 2015, our earnings would be reduced and our cash interest expense would exceed our resulting EBITDAX. Any inability to comply with the financial covenants contained in our Combined Credit Agreements, unless waived or amended by the requisite lenders, could materially and adversely affect our liquidity by precluding further borrowings under our credit facilities and by accelerating the maturity of our debt. We may be unsuccessful in obtaining the necessary waivers or amendments.
In addition, we have significant fixed and springing debt maturities in 2015 and 2016, including the Combined Credit Agreements, the Second Lien Term Loan, the Second Lien Notes and the Senior Subordinated Notes. Note 5 contains a more complete description of our long-term debt, including springing maturities, which could occur as early as October 1, 2015. We do not expect to be able to satisfy these obligations with our cash on hand, committed financing or cash flow from operations. In order to satisfy these obligations we will need to obtain additional debt or equity financing or to sell assets, which we may not be able to do on satisfactory terms, or at all. We are limited in our ability to incur additional debt by the indenture restrictions. We may also seek to address the springing maturities by extending the maturity of or refinancing all or a portion of our Senior Subordinated Notes. If we are unsuccessful in extending or refinancing, we may not be able to satisfy such obligations when they mature.
Although we have been in discussions on a potential transaction involving our Horn River Asset and have proposed transaction terms, we reached no agreement on any material terms, including structure or valuation. Accordingly, we developed a formalized marketing process for this asset, along with any and all of our assets. We may be unsuccessful in consummating a transaction involving our Horn River Asset or any of our other assets being marketed on acceptable terms, or at all.
We have retained Houlihan Lokey Capital, Inc., Deloitte Transactions and Business Analytics LLP and other advisors to assist us in one or more of the following exercises:

•	evaluation of options to address near-term debt maturities;

•	enhancement of our liquidity position;

•	evaluation of various strategic alternatives, including the acquisition or monetization of any and all assets or the Company; and

•	employee retention.
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
2. DIVESTITURES
In May 2014, we completed the sale of our Niobrara Asset to Southwestern Energy Company. The purchase price was subject to customary purchase price adjustments, which resulted in Southwestern paying us $95.6 million. We determined that the Southwestern Transaction did not represent a significant disposal of reserves under GAAP, therefore we reduced the balance of U.S. oil and gas properties by the amount of these proceeds and we did not recognize a gain or loss.
In August 2013, we completed the sale of our Southern Alberta Asset to Synergy. The purchase price was $46.0 million, which was subject to customary purchase price adjustments, resulting in a final purchase price of $42.3 million. We determined that the Synergy Transaction did not represent a significant disposal of reserves, therefore our U.S. oil and gas properties were reduced by these proceeds and we did not recognize a gain or a loss.
In April 2013, we sold an undivided 25% interest in our Barnett Shale Asset to TGBR for a purchase price of $485 million. The effective date of the transaction was September 1, 2012. The purchase price was subject to customary price adjustments, which resulted in a final purchase price of $464.0 million. We recognized a gain of $341.1 million, which was subsequently adjusted in the second half of 2013 to $339.3 million, including a revision of the gain calculation in the third quarter of 2013 of $8.0 million, before consideration of income taxes based on our determination that the Tokyo Gas Transaction represented a significant disposal of reserves under GAAP. Our U.S. oil and gas properties were ultimately reduced through December 31, 2013 by $110.7 million as a result of the Tokyo Gas Transaction.
Note 3 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information on other divestitures.
3. DERIVATIVES, MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the level of the inputs used in estimating the fair value:

	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

	(in thousands)		(in thousands)
Level 2 derivative instruments	$74,312	$107,395	$846	$3,448
Level 3 derivative instruments	17,754	23,485	—	—
Total	$92,066	$130,880	$846	$3,448

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using inputs quoted in active markets for the periods covered by the derivatives. The fair value of derivative instruments designated as “Level 3” was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. Currently, only our natural gas derivatives with an original tenure of 10 years utilize “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable input is the market prices for natural gas for the period from 2018 to 2021, as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range from $3.85 to $4.90 and are based upon prices quoted in active markets for the period of time available. A decrease of these unobservable inputs would increase the fair value, while an increase would decrease the fair value.

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Balance at beginning of period	$(5,533)	$(9,873)
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	24,829	24,080
Settlements in net derivative gains (losses)	(1,542)	(3,302)
Balance at end of period	$17,754	$10,905

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$24,485	$24,026

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Balance at beginning of period	$23,485	$(4,931)
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(6,488)	24,618
Settlements in net derivative gains (losses)	757	(8,782)
Balance at end of period	$17,754	$10,905

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$(2,476)	$26,788
Commodity Price Derivatives
As of September 30, 2014, we had natural gas swaps as follows:

Production Year	Daily Production Volume
	Natural Gas	Natural Gas Basis Swaps
	MMcfd	MMcfd
Remaining 2014 (1)	170	40
2015	150	—
2016-2021	40	—

(1)	Our natural gas basis swaps economically hedge the AECO basis adjustment from NYMEX.
Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date are recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021). Gains from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months will result in production revenue of $22.7 million net of income taxes.

Interest Rate Derivatives
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges. Upon the early settlements, we recorded the resulting gain as a fair value adjustment to our debt and began to recognize the deferred gain as a reduction of interest expense over the lives of the respective notes. During the nine months ended September 30, 2014 and 2013, we recognized $1.5 million and $11.5 million, respectively, of those deferred gains as a reduction of interest expense. Gains from the effective portion of these interest rate swaps expected to reduce interest expense during the following twelve months are $2.2 million.
Fair Value Disclosures
The estimated fair value of our derivative instruments at September 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

	(in thousands)		(in thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$66,278	$60,063	$180	$2,540
Noncurrent derivative assets	75,911	105,315	49,943	31,958
Current derivative liabilities	—	—	846	3,125
Noncurrent derivative liabilities	—	—	—	323
Total derivatives not designated as hedges	$142,189	$165,378	$50,969	$37,946
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
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 are included in Note 5.

Investments
We hold certain short-term marketable securities related to interest bearing time deposits and commercial paper. These marketable securities are included in Cash and Cash Equivalents if the maturities at the time we made the investment were three months or less. For maturities greater than three months but less than a year, the marketable securities are included in current Marketable Securities. During June 2014, we sold $10.0 million and transferred $10.0 million of held-to-maturity marketable securities to available-for-sale. Proceeds from these sales were used to reduce the outstanding balance on the Combined Credit Agreements. The estimated fair value of available-for-sale marketable securities is determined using market quotations based on recent trade activity (“Level 2” inputs). At September 30, 2014 we did not own any marketable securities. At December 31, 2013, we had the following marketable securities:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

	(in thousands)
Marketable securities (held-to-maturity)
Time deposits	$29,419	$—	$(22)	$29,397
Commercial paper	136,924	27	(25)	136,926
Marketable securities	$166,343	$27	$(47)	$166,323
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013

	(in thousands)
Oil and gas properties
Subject to depletion	$5,635,307	$5,687,557
Unevaluated costs	218,398	221,605
Accumulated depletion	(5,245,133)	(5,268,719)
Net oil and gas properties	608,572	640,443
Other property and equipment
Pipelines and processing facilities	332,710	347,093
General properties	71,049	72,125
Accumulated depreciation	(199,851)	(198,856)
Net other property and equipment	203,908	220,362
Property, plant and equipment, net of accumulated depletion and depreciation	$812,480	$860,805
We recognized other property and equipment impairment charges of $0.1 million in 2014 for pipeline in Texas.

5. LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013

	(in thousands)
Combined Credit Agreements	$275,966	$211,200
Second Lien Term Loan, net of unamortized discount	609,555	607,572
Second Lien Notes due 2019, net of unamortized discount	195,058	194,423
Senior notes due 2015, net of unamortized discount	—	10,472
Senior notes due 2016, net of unamortized discount	—	8,044
Senior notes due 2019, net of unamortized discount	293,744	293,243
Senior notes due 2021, net of unamortized discount	310,229	309,190
Senior subordinated notes due 2016	350,000	350,000
Total debt	2,034,552	1,984,144
Unamortized deferred gain-terminated interest rate swaps	3,292	4,802
Long-term debt	$2,037,844	$1,988,946
Combined Credit Agreements
The Combined Credit Agreements’ global borrowing base was $325 million and the global letter of credit capacity was $280 million as of September 30, 2014. At September 30, 2014, we had $6.7 million available under the Combined Credit Agreements.
In November 2014, the Combined Credit Agreements' global borrowing base was reaffirmed at $325 million and the Combined Credit Agreements were amended to eliminate the requirement to meet the minimum interest coverage ratio covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015. A minimum EBITDAX covenant was added beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015 that requires the following minimum EBITDAX levels:

Minimum EBITDAX Covenant
(in millions)
Three months ending December 31, 2014	$30.0
Six months ending March 31, 2015	59.0
Nine months ending June 30, 2015	87.25
Twelve months ending September 30, 2015	120.5
Twelve months ending December 31, 2015	122.0
Additionally, the Combined Credit Agreements were amended changing certain definitions that impact the calculation of EBITDAX in both the November 2014 amendment and the April 2014 amendment and we permanently reduced the aggregate maximum credit amounts under the Combined Credit Agreements from $1.75 billion to $650 million in April 2014 and to $450 million in November 2014.
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

Indenture Restrictions
We have an incurrence test under our indentures applicable to debt, restricted payments, mergers and consolidations and designation of unrestricted subsidiaries that requires EBITDA to exceed interest expense by 2.25 times. At September 30, 2014, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and to refinance existing debt. Not meeting this ratio does not represent an event of default under our debt. We cannot predict when or if we will meet the incurrence test.
We retained a portion of the cash received from our asset sales. Our indentures require us to reinvest or repay senior debt with net cash proceeds from certain asset sales within one year.

Summary of All Outstanding Debt
The following table summarizes certain significant aspects of our long-term debt outstanding at September 30, 2014.

Priority on Collateral and Structural Seniority (1)
	Highest priority					Lowest priority
	First Lien	Second Lien		Senior Unsecured		Senior Subordinated
	Combined Credit Agreements	Second Lien Term Loan	Second Lien Notes due 2019	2019 Senior Notes	2021 Senior Notes	Senior Subordinated Notes
Principal amount (1) (2)	$325 million	$625 million	$200 million	$298 million	$325 million	$350 million
Scheduled maturity date (3)	September 6, 2016	June 21, 2019	June 21, 2019	August 15, 2019	July 1, 2021	April 1, 2016
Springing maturity date (3)	October 1, 2015	January 1, 2016	January 1, 2016	N/A	N/A	N/A
Interest rate on outstanding borrowings at September 30, 2014 (4)	4.09%	7.00%	7.00%	9.125%	11.00%	7.125%
Base interest rate options (5) (6)	LIBOR, ABR, CDOR	LIBOR floor of 1.25%; ABR floor of 2.25%	LIBOR floor of 1.25%	N/A	N/A	N/A
Financial covenants (7) (9)	- Minimum current ratio of 1.0 - Minimum EBITDA to cash interest expense ratio of 1.10 - Maximum senior secured debt leverage ratio of 2.0	N/A	N/A	N/A	N/A	N/A
Significant restrictive covenants (8)(9)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives and investments	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption (9)	Any time	Any time, subject to re-pricing event June 21, 2015: 101	Any time, subject to re-pricing event June 21, 2015: 101	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	July 1, 2019: 102.000 2020: par	Any time
Make-whole redemption (9)	N/A	N/A	N/A	N/A	Callable prior to July 1, 2019 at make-whole call price of Treasury +50 bps	N/A
Change of control (9)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Equity clawback (9)	N/A	N/A	N/A	N/A	Redeemable until July 1, 2016 at 111.00%, plus accrued interest for up to 35%	N/A
Estimated fair value (10)	$276.0 million	$568.8 million	$182.0 million	$186.3 million	$213.7 million	$136.5 million

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

(2)	The principal amount for the Combined Credit Agreements represents the global borrowing base as of September 30, 2014.

(3)
The Combined Credit Agreements are required to be repaid 91 days prior to the maturity of the Senior Subordinated Notes, the Second Lien Term Loan or the Second Lien Notes due 2019, if on the applicable date any amount of such debt remains outstanding. The Second Lien Term Loan and Second Lien Notes due 2019 are required to be repaid (1) 91 days prior to the maturity of the 2019 Senior Notes if more than $100 million of the 2019 Senior Notes remain outstanding and (2) 91 days prior to the maturity of the Senior Subordinated Notes if on the applicable date the amount remaining outstanding is greater than $100 million. As of September 30, 2014, as presently structured and assuming no changes in the amounts outstanding, amounts outstanding under the Combined Credit Agreements would be due on October 1, 2015 and the Second Lien Term Loan and Second Lien Notes due 2019 would be due on January 1, 2016.

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

(7)	As of September 30, 2014, the future minimum required interest coverage ratio for the Combined Credit Agreements is as follows:

Period	Interest Coverage Ratio	Period	Interest Coverage Ratio
Q4 2014	1.10	Q4 2015	1.20
Q1 2015	1.10	Q1 2016	1.50
Q2 2015	1.15	Q2 2016	2.00
Q3 2015	1.15
In November 2014, the Combined Credit Agreements were amended to eliminate the requirement to meet the minimum interest coverage ratio covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015. A minimum EBITDAX covenant was added beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015 that requires the following minimum EBITDAX levels:

Minimum EBITDAX Covenant
(in millions)
Three months ending December 31, 2014	$30.0
Six months ending March 31, 2015	59.0
Nine months ending June 30, 2015	87.25
Twelve months ending September 30, 2015	120.5
Twelve months ending December 31, 2015	122.0

(8)	Our indentures require us to reinvest or repay senior debt with net cash proceeds from certain asset sales within one year.

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

6. INCOME TAXES
Note 13 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information about our income taxes. At September 30, 2014, our U.S. and Canadian valuation allowances are $372.0 million and $60.7 million, respectively, which reduce our net deferred tax assets to a zero value as we continue to believe that it is not more likely than not that we will realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the three and nine months ended September 30, 2014 is a result of hedge gains previously deferred in AOCI being realized during the periods and the net tax impact being recognized, partially offset by a refund of $7.6 million filed in September 2014.
7. COMMITMENTS AND CONTINGENCIES
In each of July 2011 and June 2012, we received a subpoena duces tecum from the SEC requesting certain documents. In July 2014, the SEC notified us that the staff has completed its investigation and does not intend to recommend an enforcement action by the SEC against us.

Note 14 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended September 30, 2014.
8. FORTUNE CREEK
Note 15 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains additional information on Fortune Creek. In March 2014, we agreed with KKR to an amendment to extend the ending date of the minimum gross capital expenditures requirement, of which C$120 million remains, to the earlier of June 30, 2016 or 12 months following consummation of a transaction involving a material portion of our Horn River Asset and to broaden allowable spending to include acquisitions of producing properties that utilize partnership assets. As part of the amendment, we contributed C$28 million to Fortune Creek which was subsequently distributed to KKR and was applied against the gathering agreement requirement. The effect of this contribution was to reduce the balance of the partnership liability and to reduce the gathering rate that burdens our Horn River Asset production by C$0.13 per Mcf until at least 2016. We do not expect to be able to satisfy these capital expenditure requirements with our cash on hand, committed financing or cash flow from operations and will need to obtain additional debt or equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.
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
9. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At September 30, 2014 and December 31, 2013, we had 179.8 million and 177.3 million shares of common stock outstanding, respectively.
Stock Options
No options have been granted during 2014. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the nine months ended September 30, 2013:

Weighted avg grant date fair value	$1.05
Weighted avg risk-free interest rate	1.31%
Expected life	4.9 years
Wtd avg volatility	69.0%
Expected dividends	—

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2014	6,771,578	$7.82
Forfeited	(44,950)	1.65
Expired	(111,494)	9.83
Outstanding at September 30, 2014	6,615,134	$7.83	5.4	$—
Exercisable at September 30, 2014	5,232,903	$9.18	4.6	$—
As of September 30, 2014, we estimate that a total of 6.3 million stock options will vest including those options already exercisable. As of September 30, 2014, the unrecognized compensation cost related to outstanding unvested stock options was $1.0 million, which is expected to be recognized in expense through August 2016. Compensation expense related to stock options of $1.1 million and $3.2 million was recognized for the nine months ended September 30, 2014 and 2013, respectively.
Restricted Stock and Stock Units
The following table summarizes our restricted stock and stock unit activity for the nine months ended September 30, 2014:

	Payable in shares		Payable in cash
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	5,668,090	$3.90	1,572,341	$3.69
Granted	4,765,425	2.64	—	—
Vested	(2,559,959)	4.86	(631,275)	4.29
Forfeited	(348,554)	3.09	(33,458)	3.20
Outstanding at September 30, 2014	7,525,002	$2.82	907,608	$3.32
As of September 30, 2014, the unrecognized compensation cost related to outstanding unvested restricted stock was $14.8 million, which is expected to be recognized in expense through July 2017. Grants of restricted stock and RSUs during the nine months ended September 30, 2014 had an estimated grant date fair value of $12.6 million. The fair value of outstanding RSUs to be settled in cash was $0.5 million at September 30, 2014. For the nine months ended September 30, 2014 and 2013, compensation expense related to restricted stock and RSUs of $8.4 million and $12.2 million, respectively, was recognized. The total fair value of shares vested during the nine months ended September 30, 2014 was $10.2 million.

10. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

	(in thousands, except per share data)
Net income (loss) attributable to Quicksilver	$23,757	$10,577	$(71,171)	$193,397
Basic income allocable to participating securities (1)	(772)	(312)	—	(5,111)
Income (loss) available to shareholders	$22,985	$10,265	$(71,171)	$188,286
Weighted average common shares – basic	173,936	171,682	173,783	171,403
Effect of dilutive securities (2)
Share-based compensation awards	216	311	—	170
Weighted average common shares – diluted	174,152	171,993	173,783	171,573
Earnings (loss) per common share – basic	$0.13	$0.06	$(0.41)	$1.10
Earnings (loss) per common share – diluted	$0.13	$0.06	$(0.41)	$1.10

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, should be included in computing earnings per share using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended September 30, 2014, 6.6 million shares associated with our stock options and 1.2 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the three months ended September 30, 2013, 6.2 million shares associated with our stock options and 0.2 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the nine months ended September 30, 2014, 6.6 million shares associated with our stock options and 0.8 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the nine months ended September 30, 2013, 5.5 million shares associated with our stock options and 0.2 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 18 to the consolidated financial statements in our 2013 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our Senior Notes and Senior Subordinated Notes.
The following tables present financial information about Quicksilver and our restricted subsidiaries for the three- and nine-month periods covered by the condensed consolidated financial statements. Under the indentures for our Senior Notes and Senior Subordinated Notes, Fortune Creek is not considered to be a subsidiary and therefore it is presented separately from the other subsidiaries for these purposes.
Condensed Consolidating Balance Sheets

	September 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$338,424	$13,096	$65,733	$(23,193)	$394,060	$(455)	$1,746	$949	$396,300
Property and equipment	417,921	14,625	305,197	—	737,743	—	74,737	—	812,480
Investment in subsidiaries (equity method)	(227,994)	—	(23,409)	227,994	(23,409)	(23,429)	—	46,838	—
Other assets	457,285	—	15,473	(413,281)	59,477	—	—	—	59,477
Total assets	$985,636	$27,721	$362,994	$(208,480)	$1,167,871	$(23,884)	$76,483	$47,787	$1,268,257

LIABILITIES AND EQUITY
Current liabilities	$103,042	$13,401	$11,064	$(23,193)	$104,314	$(475)	$3,736	$949	$108,524
Long-term liabilities	1,980,078	19,241	575,003	(413,281)	2,161,041	—	1,525	94,651	2,257,217
Stockholders' equity	(1,097,484)	(4,921)	(223,073)	227,994	(1,097,484)	(23,409)	71,222	(47,813)	(1,097,484)
Total liabilities and equity	$985,636	$27,721	$362,994	$(208,480)	$1,167,871	$(23,884)	$76,483	$47,787	$1,268,257

	December 31, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$349,586	$10,735	$53,034	$(19,642)	$393,713	$909	$1,110	$(1,772)	$393,960
Property and equipment	455,822	15,486	307,865	—	779,173	—	81,632	—	860,805
Investment in subsidiaries (equity method)	(217,852)	—	(33,840)	217,852	(33,840)	(33,840)	—	67,680	—
Other assets	472,792	—	32,892	(390,723)	114,961	—	—	—	114,961
Total assets	$1,060,348	$26,221	$359,951	$(192,513)	$1,254,007	$(32,931)	$82,742	$65,908	$1,369,726

LIABILITIES AND EQUITY
Current liabilities	$124,275	$12,210	$17,167	$(19,642)	$134,010	$888	$1,671	$(1,772)	$134,797
Long-term liabilities	1,942,043	19,242	542,659	(390,723)	2,113,221	—	1,546	126,132	2,240,899
Stockholders' equity	(1,005,970)	(5,231)	(199,875)	217,852	(993,224)	(33,819)	79,525	(58,452)	(1,005,970)
Total liabilities and equity	$1,060,348	$26,221	$359,951	$(192,513)	$1,254,007	$(32,931)	$82,742	$65,908	$1,369,726

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$120,513	$427	$42,558	$—	$163,498	$—	$4,271	$(4,271)	$163,498
Operating expenses	72,868	341	27,648	—	100,857	—	2,128	(4,271)	98,714
Equity in net earnings of subsidiaries	8,821	—	(1,458)	(8,821)	(1,458)	2,144	—	(686)	—
Operating income (loss)	56,466	86	13,452	(8,821)	61,183	2,144	2,143	(686)	64,784
Fortune Creek accretion	—	—	—	—	—	—	—	(3,602)	(3,602)
Interest expense and other	(37,613)	86	(4,838)	—	(42,365)	—	1	—	(42,364)
Income tax (expense) benefit	4,826	(30)	65	78	4,939	—	—	—	4,939
Net income (loss)	$23,679	$142	$8,679	$(8,743)	$23,757	$2,144	$2,144	$(4,288)	$23,757
Other comprehensive income (loss)	(11,564)	—	(3,325)	—	(14,889)	—	—	—	(14,889)
Equity in OCI of subsidiaries	(3,325)	—	—	3,325	—	—	—	—	—
Comprehensive income (loss)	$8,790	$142	$5,354	$(5,418)	$8,868	$2,144	$2,144	$(4,288)	$8,868

	For the Three Months Ended September 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$114,021	$192	$38,903	$—	$153,116	$—	$5,674	$(5,674)	$153,116
Operating expenses	73,594	68	30,360	—	104,022	—	2,693	(5,674)	101,041
Tokyo Gas Transaction gain	7,974	—	—	—	7,974	—	—	—	7,974
Equity in net earnings of subsidiaries	3,854	—	(1,834)	(3,854)	(1,834)	2,984	—	(1,150)	—
Operating income (loss)	52,255	124	6,709	(3,854)	55,234	2,984	2,981	(1,150)	60,049
Fortune Creek accretion	—	—	—	—	—	—	—	(4,818)	(4,818)
Interest expense and other	(36,922)	—	(1,769)	—	(38,691)	—	3	—	(38,688)
Income tax (expense) benefit	(4,756)	—	(1,210)	—	(5,966)	—	—	—	(5,966)
Net income (loss)	$10,577	$124	$3,730	$(3,854)	$10,577	$2,984	$2,984	$(5,968)	$10,577
Other comprehensive income (loss)	(6,114)	—	(2,680)	—	(8,794)	—	—	—	(8,794)
Equity in OCI of subsidiaries	(2,680)	—	—	2,680	—	—	—	—	—
Comprehensive income (loss)	$1,783	$124	$1,050	$(1,174)	$1,783	$2,984	$2,984	$(5,968)	$1,783

	For the Nine Months Ended September 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$269,321	$1,212	$102,783	$—	$373,316	$—	$13,349	$(13,349)	$373,316
Operating expenses	225,906	988	86,491	—	313,385	—	6,014	(13,349)	306,050
Equity in net earnings of subsidiaries	2,864	—	(4,266)	(2,864)	(4,266)	7,339	—	(3,073)	—
Operating income (loss)	46,279	224	12,026	(2,864)	55,665	7,339	7,335	(3,073)	67,266
Fortune Creek accretion	—	—	—	—	—	—	—	(11,605)	(11,605)
Interest expense and other	(117,315)	86	(8,526)	—	(125,755)	—	4	—	(125,751)
Income tax (expense) benefit	(213)	(78)	(868)	78	(1,081)	—	—	—	(1,081)
Net income (loss)	$(71,249)	$232	$2,632	$(2,786)	$(71,171)	$7,339	$7,339	$(14,678)	$(71,171)
Other comprehensive income (loss)	(20,252)	—	(6,849)	—	(27,101)	—	—	—	(27,101)
Equity in OCI of subsidiaries	(6,849)	—	—	6,849	—	—	—	—	—
Comprehensive income (loss)	$(98,350)	$232	$(4,217)	$4,063	$(98,272)	$7,339	$7,339	$(14,678)	$(98,272)

	For the Nine Months Ended September 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$334,848	$608	$111,862	$—	$447,318	$—	$16,736	$(16,736)	$447,318
Operating expenses	256,810	206	89,559	—	346,575	—	7,552	(16,736)	337,391
Tokyo Gas Transaction gain	341,146	—	—	—	341,146	—	—	—	341,146
Equity in net earnings of subsidiaries	(9,227)	—	(5,300)	9,227	(5,300)	9,190	—	(3,890)	—
Operating income (loss)	409,957	402	17,003	9,227	436,589	9,190	9,184	(3,890)	451,073
Fortune Creek accretion	—	—	—	—	—	—	—	(14,490)	(14,490)
Interest expense and other	(200,639)	—	(24,490)	—	(225,129)	—	6	—	(225,123)
Income tax (expense) benefit	(15,921)	—	(2,142)	—	(18,063)	—	—	—	(18,063)
Net income (loss)	$193,397	$402	$(9,629)	$9,227	$193,397	$9,190	$9,190	$(18,380)	$193,397
Other comprehensive income (loss)	(29,014)	—	(9,100)	—	(38,114)	—	—	—	(38,114)
Equity in OCI of subsidiaries	(9,100)	—	—	9,100	—	—	—	—	—
Comprehensive income (loss)	$155,283	$402	$(18,729)	$18,327	$155,283	$9,190	$9,190	$(18,380)	$155,283

Condensed Consolidating Statements of Cash Flows

	For the Nine Months Ended September 30, 2014
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Restricted Subsidiary Eliminations	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$(39,474)	$(688)	$28,843	$—	$(11,319)	$—	$6,336	$—	$(4,983)
Purchases of property, plant and equipment	(88,119)	(57)	(23,247)	—	(111,423)	—	(21)	—	(111,444)
Investment in subsidiary	(1,246)	—	(26,395)	1,246	(26,395)	(26,395)	—	52,790	—
Proceeds from Southwestern Transaction	95,587	—	—	—	95,587	—	—	—	95,587
Proceeds from sale of properties and equipment	1,445	—	497	—	1,942	—	—	—	1,942
Purchases of marketable securities	(55,890)	—	—	—	(55,890)	—	—	—	(55,890)
Maturities and sales of marketable securities	222,025	—	—	—	222,025	—	—	—	222,025
Net cash flow provided by (used in) investing activities	173,802	(57)	(49,145)	1,246	125,846	(26,395)	(21)	52,790	152,220
Issuance of debt	174,000	—	69,184	—	243,184	—	—	—	243,184
Repayments of debt	(138,651)	—	(55,038)	—	(193,689)	—	—	—	(193,689)
Debt issuance costs paid	(225)	—	—	—	(225)	—	—	—	(225)
Intercompany note	(22,558)	—	22,558	—	—	—	—	—	—
Intercompany financing	—	745	501	(1,246)	—	—	—	—	—
Contribution received	—	—	—	—	—	26,395	26,395	(52,790)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	—	(37,113)	—	(37,113)
Purchase of treasury stock	(2,388)	—	—	—	(2,388)	—	—	—	(2,388)
Net cash flow provided by (used in) financing activities	10,178	745	37,205	(1,246)	46,882	26,395	(10,718)	(52,790)	9,769
Effect of exchange rates on cash	—	—	(2,718)	—	(2,718)	—	4,934	—	2,216
Net increase (decrease) in cash and equivalents	144,506	—	14,185	—	158,691	—	531	—	159,222
Cash and equivalents at beginning of period	83,893	—	4,135	—	88,028	22	1,053	—	89,103
Cash and equivalents at end of period	$228,399	$—	$18,320	$—	$246,719	$22	$1,584	$—	$248,325

	For the Nine Months Ended September 30, 2013
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Quicksilver and Restricted Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$(113,029)	$(19)	$25,517	$(87,531)	$—	$6,428	$(81,103)
Purchases of property, plant and equipment	(53,291)	19	(24,752)	(78,024)	—	(525)	(78,549)
Proceeds from Tokyo Gas Transaction	463,418	—	—	$463,418	—	—	463,418
Proceeds from Synergy transaction	42,297	—	—	42,297	—	—	42,297
Proceeds from sale of properties and equipment	2,977	—	17	2,994	—	—	2,994
Purchases of marketable securities	(142,823)	—	—	$(142,823)	—	—	(142,823)
Maturities and sales of marketable securities	13,178	—	—	$13,178	—	—	13,178
Net cash flow provided by (used in) investing activities	325,756	19	(24,735)	301,040	—	(525)	300,515
Issuance of debt	1,170,266	—	3,040	1,173,306	—	—	1,173,306
Repayments of debt	(1,157,969)	—	(150,413)	(1,308,382)	—	—	(1,308,382)
Debt issuance costs paid	(25,868)	—	—	(25,868)	—	—	(25,868)
Intercompany note	(147,103)	—	147,103	—	—	—	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	—	(8,079)	(8,079)
Purchase of treasury stock	(1,472)	—	—	(1,472)	—	—	(1,472)
Net cash flow used in financing activities	(162,146)	—	(270)	(162,416)	—	(8,079)	(170,495)
Effect of exchange rates on cash	—	—	(512)	(512)	—	3,122	2,610
Net increase in cash and equivalents	50,581	—	—	50,581	—	946	51,527
Cash and equivalents at beginning of period	4,618	—	—	4,618	—	333	4,951
Cash and equivalents at end of period	$55,199	$—	$—	$55,199	$—	$1,279	$56,478

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

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended September 30:	(in thousands)
2014
Revenue	$120,513	$42,072	$5,184	$—	$(4,271)	$163,498
DD&A	8,096	4,171	1,256	446	—	13,969
Impairment expense	—	—	135	—	—	135
Operating income (loss)	57,809	16,364	2,367	(11,756)	—	64,784
Property and equipment costs incurred	20,912	7,254	72	218	—	28,456
2013
Revenue	$114,002	$38,407	$6,381	$—	$(5,674)	$153,116
DD&A	8,402	4,114	1,300	574	—	14,390
Operating income (loss)	56,911	11,076	3,107	(11,045)	—	60,049
Property and equipment costs incurred	15,147	4,288	1,615	(329)	—	20,721
For the Nine Months Ended September 30:
2014
Revenue	$269,310	$101,198	$16,157	$—	$(13,349)	$373,316
DD&A	23,652	13,779	3,744	1,409	—	42,584
Impairment expense	—	—	135	—	—	135
Operating income (loss)	78,891	20,199	7,700	(39,524)	—	67,266
Property and equipment costs incurred	85,814	20,924	83	763	—	107,584
2013
Revenue	$334,804	$110,052	$19,198	$—	$(16,736)	$447,318
DD&A	29,745	12,458	3,947	1,761	—	47,911
Operating income (loss)	456,624	30,126	9,593	(45,270)	—	451,073
Property and equipment costs incurred	50,459	9,972	2,369	9,655	—	72,455
Property, plant and equipment-net
September 30, 2014	$415,163	$303,827	$89,362	$4,128	$—	$812,480
December 31, 2013	451,840	306,423	97,118	5,424	—	860,805
Total assets
September 30, 2014	796,931	362,994	104,204	4,128	—	$1,268,257
December 31, 2013	895,388	359,951	108,963	5,424	—	1,369,726

13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest and income taxes is as follows:

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Interest, net of capitalized interest	$124,408	$227,189
Income taxes	(7,844)	1,217

Other significant non-cash transactions are as follows:

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Working capital related to capital expenditures	$7,612	$4,867
14. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of September 30, 2014, members of the Darden family and entities controlled by them beneficially owned approximately 30% of our outstanding common stock. Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
During the first nine months of 2013, we paid $0.3 million for use of an airplane owned by an entity controlled by members of the Darden family. Usage rates were determined based upon comparable rates charged by third parties.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals, employee insurance coverage and administrative services were less than $0.1 million for the first nine months of 2014 and 2013.
In August 2013, we paid $0.2 million in commission to an entity controlled by members of the Darden family in connection with the sublease of a portion of our office space.
Thomas Darden, brother of Glenn Darden and Anne Darden Self, retired as an employee on December 31, 2013, and resigned from the board of directors effective September 1, 2014. During the first nine months of 2014, consulting fee payments of $405,000, office allowance payments of $112,500 and COBRA payments of $39,000 were made to Mr. Darden. Additionally, in accordance with the agreement related to his retirement signed in May 2013 and following the execution and non-revocation of a release agreement satisfactory to us, we paid Mr. Darden a cash bonus of $286,650 and an equity bonus in the form of 72,662 fully vested shares having a grant date fair value equal to $191,100 in March 2014.

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
2014 HIGHLIGHTS
In March 2014, we executed an agreement with Southwestern Energy Company to sell all of our Niobrara Asset. The purchase price was subject to customary purchase price adjustments, which resulted in Southwestern paying us $95.6 million. The transaction closed on May 1, 2014. The decision to sell this acreage was largely rooted in SWEPI’s plans to exit its North American shale plays, including the shared interest in our Niobrara Asset.
In the third quarter of 2014, we drilled two wells in Pecos County as part of our joint venture with Eni. The first well began flow back up casing at a rate of 750 Boed. Tubing was later installed and the 83-day flow rate is approximately 535 Boed from a 3,700-foot lateral. A second well was completed in a 5,200-foot lateral with current flow back at a rate of 700 Boed, of which 75% is oil, on a restricted choke after recovering approximately 15% of the fracture fluid. Oil volumes have improved daily and continue to increase. The joint venture expects to commence drilling two additional wells in the fourth quarter of 2014.
Strategic Alternatives
We have appointed John Little with Deloitte Transactions and Business Analytics LLP as our Strategic Alternatives Officer. Mr. Little, in this capacity, has a number of duties that principally involve assisting us in various strategic pursuits, particularly involving our Combined Credit Agreements’ semi-annual redetermination, the springing debt maturities of our Combined Credit Agreements and our second lien indebtedness arising from our Senior Subordinated Notes’ stated maturity of April 2016, the marketing of our assets and our efforts to maximize liquidity in the present environment.
We completed a semi-annual borrowing base redetermination in early November 2014. Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report contains more information about the results of this redetermination.
We are exploring several avenues to address our capital structure, including the stated and springing maturities. We are in frequent discussions with certain of the security holders regarding possible paths to be undertaken.
We have also begun a broad and more formalized asset marketing process. This process, being led by Houlihan Lokey Capital, Inc., covers any and all of our operating assets and is flexible with regard to structure of any transaction proposal. The marketing process is targeting receipt of bids in the fourth quarter 2014, with a targeted closing date on any transaction(s) in the ordinary course following successful execution of sales agreement(s), which aligns with our other strategic activities.
Despite having liquidity of over $230 million at October 31, 2014, we are also continuing our liquidity enhancement program, including sales of non-core assets, reducing outstanding letters of credit, tax structuring and other items.

While there are processes and accountabilities covering each separate component of these strategic alternatives, we are currently unable to predict when any of these efforts will be completed, or if they will be completed at all.
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
In July 2014, we reached an agreement to lower the rates assessed for gas lift and gas gathering and processing from midstream providers serving our Barnett Shale Asset. Under the terms of the amendment, which is effective June 1, 2014, the rate assessed for gas lift was reduced by as much as 65% for volumes originating from the core dry gas areas in the Barnett Shale. Additionally, in the southern liquids-rich area of our Barnett Shale Asset, the rate assessed for aggregate gathering and processing was reduced by 40% to 45% on new wells completed in the next 24 months, and the lower rates will apply to these wells through the remaining term of the gathering and processing agreement.
2014 CAPITAL PROGRAM
We incurred costs related to our capital program of $107.6 million for the first nine months of 2014. We anticipate full-year 2014 spending to be between $130 million and $135 million. The capital program may be further reduced should commodity prices retreat further and become unsupportive of forecasted capital spending.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 and 2013
The following discussion compares the results of operations for the three months ended September 30, 2014 and 2013, or the 2014 quarter and 2013 quarter, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Basin Asset. The impacts of the Southwestern and Synergy Transactions were immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Historically, we have used hedge accounting and combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(in millions)
Barnett Shale	$47.4	$39.7	$15.8	$18.4	$0.9	$1.3	$64.1	$59.4
Other U.S.	—	0.1	—	0.1	0.6	2.2	0.6	2.4
Hedging	7.3	13.5	—	—	—	—	7.3	13.5
U.S.	54.7	53.3	15.8	18.5	1.5	3.5	72.0	75.3
Horseshoe Canyon	16.5	13.2	—	—	—	—	16.5	13.2
Horn River	11.9	12.3	—	—	—	—	11.9	12.3
Hedging	2.2	3.7	—	—	—	—	2.2	3.7
Canada	30.6	29.2	—	—	—	—	30.6	29.2
Consolidated production revenue	$85.3	$82.5	$15.8	$18.5	$1.5	$3.5	$102.6	$104.5

U.S. realized cash derivative gains (losses)	$1.9	$4.3	$0.2	$(0.2)	$—	$—	$2.1	$4.1
Canada realized cash derivative gains	0.8	3.9	—	—	—	—	0.8	3.9
Consolidated realized cash derivative gains (losses)	2.7	8.2	0.2	(0.2)	—	—	2.9	8.0
Consolidated production revenue and realized cash derivative gains (1)	$88.0	$90.7	$16.0	$18.3	$1.5	$3.5	$105.5	$112.5

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

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	128.4	124.8	5,913	6,873	102	142	164.5	166.9
Other U.S.	0.1	0.1	—	16	72	258	0.5	1.8
U.S.	128.5	124.9	5,913	6,889	174	400	165.0	168.7
Horseshoe Canyon	45.8	49.5	3	6	—	—	45.8	49.5
Horn River	34.8	55.7	—	—	—	—	34.8	55.7
Canada	80.6	105.2	3	6	—	—	80.6	105.2
Consolidated	209.1	230.1	5,916	6,895	174	400	245.6	273.9

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.02	$3.47	$29.06	$29.02	$91.82	$99.84	$4.24	$3.88
Other U.S.	1.38	7.15	—	50.05	89.08	95.18	12.84	14.63
Hedging	0.62	1.17	—	—	—	—	0.48	0.87
U.S.	4.63	4.64	29.06	29.07	90.69	96.83	4.74	4.86
Horseshoe Canyon	$3.93	$2.90	$66.35	$34.46	$—	$—	$3.93	$2.90
Horn River	3.71	2.40	—	—	—	—	3.71	2.40
Hedging	0.29	0.38	—	—	—	—	0.29	0.38
Canada	$4.12	$3.01	$66.35	$42.46	$—	$—	$4.13	$3.02
Consolidated production revenue	$4.44	$3.90	$29.07	$29.08	$90.69	$96.83	$4.54	$4.15

U.S. realized cash derivative gains (losses)	$0.16	$0.38	$0.31	$(0.26)	$—	$—	$0.14	$0.27
Canada realized cash derivative gains	0.11	0.40	—	—	—	—	0.11	0.40
Consolidated realized cash derivative gains (losses)	0.14	0.39	0.31	(0.26)	—	—	0.13	0.32
Consolidated production revenue and realized cash derivative gains	$4.58	$4.29	$29.38	$28.82	$90.69	$96.83	$4.67	$4.47

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(in thousands)
Consolidated production revenue and realized cash derivative gains for the 2013 quarter	$90,713	$18,281	$3,561	$112,555
Volume variances	(5,980)	(2,618)	(2,009)	(10,607)
Hedge revenue variances	(7,669)	—	—	(7,669)
Realized cash derivative variance (1)	(5,465)	331	—	(5,134)
Price variances	16,448	(5)	(98)	16,345
Consolidated production revenue and realized cash derivative gains for the 2014 quarter	$88,047	$15,989	$1,454	$105,490

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, increased for the 2014 quarter from the 2013 quarter primarily due to an increase in our realized price partially offset by lower volumes produced. As the realized prices have increased, our hedge revenue and realized cash derivative gain/loss have decreased for the 2014 quarter compared to the 2013 quarter as we have maintained a similar derivative position only having a portion of our derivative portfolio with higher fixed prices expire resulting in a lower weighted average fixed price for our natural gas derivative portfolio. The decrease in natural gas volumes is primarily due to a decrease in volumes in our Horn River Asset due to natural well decline. The natural well decline in the U.S. was replaced by new well production. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2014 quarter decreased from the 2013 quarter due to lower volumes as we began ethane rejection in September 2014 and natural well decline partially offset by an increase from the impact of our derivatives. The decrease in oil volumes is primarily due to the Synergy Transaction partially offset by new well production in the 2014 quarter.
Our production revenue for the 2014 quarter and 2013 quarter was higher by $9.5 million and $17.2 million, respectively, because of our hedging activities.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Sales of purchased natural gas
Purchases from Eni	$15,583	$14,405
Purchases from others	1,077	725
Total	16,660	15,130
Costs of purchased natural gas sold
Purchases from Eni	15,582	14,405
Purchases from others	1,017	709
Total	16,599	15,114
Net sales and purchases of natural gas	$61	$16
Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (1)	$39,854	$24,385
Realized cash settlements of natural gas derivative gains	2,709	8,174
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	581	339
Realized cash settlements of NGL derivative gains (losses)	166	(165)
Derivative gains, net	$43,310	$32,733

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
Other Revenue

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Midstream revenue from third parties
Canada	$486	$496
Texas	427	211
Total	$913	$707

Operating Expense
Lease Operating

	For the Three Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$9,193	$0.61	$10,351	$0.67
Equity compensation expense	165	0.01	99	0.01
	$9,358	$0.62	$10,450	$0.68
Other U.S.
Expense	$309	$6.63	$889	$5.46
Equity compensation expense	48	1.03	(23)	(0.14)
	$357	$7.66	$866	$5.32
Total U.S.
Expense	$9,502	$0.63	$11,240	$0.72
Equity compensation expense	213	0.01	76	0.00
	$9,715	$0.64	$11,316	$0.72
Horseshoe Canyon
Expense	$6,096	$1.45	$6,408	$1.41
Equity compensation expense	415	0.10	84	0.02
	$6,511	$1.55	$6,492	$1.43
Horn River
Expense	$950	$0.30	$783	$0.15
Equity compensation expense	—	—	—	—
	$950	$0.30	$783	$0.15
Total Canada
Expense	$7,046	$0.95	$7,191	$0.74
Equity compensation expense	415	0.06	84	0.01
	$7,461	$1.01	$7,275	$0.75
Total Company
Expense	$16,548	$0.73	$18,431	$0.73
Equity compensation expense	628	0.03	160	0.01
	$17,176	$0.76	$18,591	$0.74

Lease operating expense for the 2014 quarter in the Barnett Shale decreased in total and on a unit basis primarily due to a non-cash inventory impairment in the 2013 quarter. In Other U.S., the decrease in total lease operating expense is primarily due to the Synergy and Southwestern Transactions. The Horn River increase on a unit basis is primarily due to fixed charges being distributed over lower volume compared to the 2013 quarter.

Gathering, Processing and Transportation

	For the Three Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$23,910	$1.58	$23,398	$1.52
Other U.S.	1	0.01	2	0.01
Total U.S.	23,911	1.58	23,400	1.51
Horseshoe Canyon	784	0.19	718	0.16
Horn River	10,112	3.16	11,449	2.23
Total Canada	10,896	1.47	12,167	1.26
Total	$34,807	$1.54	$35,567	$1.41

Barnett GPT increased on a unit basis for the 2014 quarter compared to the 2013 quarter primarily as a result of our production area mix as production has increased in the dry gas areas of our northern Barnett Asset. Horn River GPT increased on a unit basis for the 2014 quarter compared to the 2013 quarter primarily as a result of higher unused firm capacity. Canadian GPT includes payments made for unused firm capacity of $4.3 million and $1.7 million for the 2014 quarter and the 2013 quarter, respectively.
Production and Ad Valorem Taxes

	For the Three Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$1,110	$0.07	$848	$0.06
Other U.S.	251	5.40	172	1.05
Total U.S.	1,361	0.09	1,020	0.07
Horseshoe Canyon	26	0.01	(66)	(0.01)
Horn River	—	—	—	—
Total Canada	26	0.00	(66)	(0.01)
Total production taxes	1,387	0.06	954	0.04
Ad valorem taxes
Barnett Shale	$1,746	$0.12	$2,645	$0.17
Other U.S.	9	0.20	178	1.09
Total U.S.	1,755	0.12	2,823	0.18
Horseshoe Canyon	732	0.17	948	0.21
Horn River	193	0.06	(47)	(0.01)
Total Canada	925	0.12	901	0.09
Total ad valorem taxes	2,680	0.12	3,724	0.15
Total	$4,067	$0.18	$4,678	$0.19
Ad valorem taxes in our Barnett Shale Asset decreased primarily due to lower assessed values.

Depletion, Depreciation and Accretion

	For the Three Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$7,654	$0.50	$7,880	$0.51
Canada	1,080	0.15	1,058	0.11
Total depletion	8,734	0.39	8,938	0.35
Depreciation of other fixed assets
U.S.	$1,554	$0.10	$1,802	$0.12
Canada	2,262	0.30	2,377	0.25
Total depreciation	3,816	0.17	4,179	0.17
Accretion	1,419	0.06	1,273	0.05
Total	$13,969	$0.62	$14,390	$0.57
The Canadian depletion rate increased for the 2014 quarter, when compared to the 2013 quarter, primarily due to increased depletable asset base.
Impairment Expense
In the 2014 quarter, we recognized a non-cash impairment of $0.1 million related to midstream assets in our West Texas Asset.
General and Administrative

	For the Three Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$6,484	$0.29	$7,299	$0.29
Strategic transaction costs	1,885	0.08	823	0.03
Equity compensation	2,941	0.13	2,349	0.09
Total	$11,310	$0.50	$10,471	$0.41
The increase in equity compensation, when compared to the 2013 quarter, is primarily due to annual employee long-term incentive grants for 2014 being issued in the 2014 quarter and includes vesting for retirement eligible and imminently retirement eligible individuals. Strategic transaction costs relating to asset marketing and retaining a Strategic Alternatives Officer have increased for the 2014 quarter as activity has increased compared to the 2013 quarter.
Tokyo Gas Transaction Gain
In the 2013 quarter, we revised our Tokyo Gas Transaction gain, which resulted in an increase of $8.0 million. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
Other Income (Expense)
In the 2014 quarter the Canadian foreign currency exchange rate resulted in a recognized loss of $2.8 million compared to the 2013 quarter, which included a recognized gain of $0.2 million.

Fortune Creek Accretion
KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment. The decrease in Fortune Creek accretion is primarily due to a contribution made to Fortune Creek in March 2014, which reduced the partnership liability and related accretion expense.
Interest Expense

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Interest costs on debt outstanding	$38,736	$39,443
Add:
Fees paid on letters of credit outstanding	89	71
Net expense paid on debt refinancing	—	(28)
Non-cash interest (1)	2,601	1,870
Total interest costs incurred	41,426	41,356
Less:
Interest capitalized	(1,527)	(2,001)
Interest expense	$39,899	$39,355

(1)	Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization.
Income Taxes
The effective tax rates for the three months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30,
	2014	2013

	(in thousands)
Income tax (benefit) expense - U.S.	$(4,873)	$4,755
Effective tax rate - U.S.	(48.0)%	41.0%
Income tax (benefit) expense - Canada	$(66)	$1,211
Effective tax rate - Canada	(1.0)%	25.0%
Income tax (benefit) expense - total	$(4,939)	$5,966
Effective tax rate - total	(26.2)%	36.1%
Income tax expense for the 2014 quarter included decreases in the U.S. and Canadian valuation allowances of $12.3 million and $5.4 million, respectively. Deferred income tax recognized for the 2014 and 2013 quarters is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized and a $7.6 million refund being filed in the U.S. in September 2014.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2014 and 2013
The following discussion compares the results of operations for the nine months ended September 30, 2014 and 2013, or the 2014 period and 2013 period, respectively. “Other U.S.” refers to the combined amounts for our Niobrara Asset, West Texas Asset and Southern Alberta Basin Asset. The impacts of the Southwestern and Synergy Transactions were immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(in millions)
Barnett Shale	$148.0	$141.8	$51.1	$59.6	$3.7	$4.9	$202.8	$206.3
Other U.S.	—	0.1	—	0.3	1.2	8.7	1.2	9.1
Hedging	22.1	43.2	—	—	—	—	22.1	43.2
U.S.	170.1	185.1	51.1	59.9	4.9	13.6	226.1	258.6
Horseshoe Canyon	53.5	43.1	—	0.1	—	—	53.5	43.2
Horn River	46.1	46.8	—	—	—	—	46.1	46.8
Hedging	6.5	9.7	—	—	—	—	6.5	9.7
Canada	106.1	99.6	—	0.1	—	—	106.1	99.7
Consolidated production revenue	$276.2	$284.7	$51.1	$60.0	$4.9	$13.6	$332.2	$358.3

U.S. realized cash derivative gains (losses)	$(11.8)	$5.8	$(2.3)	$(0.2)	$—	$—	$(14.1)	$5.6
Canada realized cash derivative gains (losses)	(0.7)	8.5	—	—	—	—	(0.7)	8.5
Consolidated realized cash derivative gains (losses)	(12.5)	14.3	(2.3)	(0.2)	—	—	(14.8)	14.1
Consolidated production revenue and realized cash derivative gains (losses) (1)	$263.7	$299.0	$48.8	$59.8	$4.9	$13.6	$317.4	$372.4

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

Average Daily Production Volume:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	123.4	145.9	6,195	7,852	141	193	161.4	194.2
Other U.S.	—	0.1	—	20	49	363	0.3	2.4
U.S.	123.4	146.0	6,195	7,872	190	556	161.7	196.6
Horseshoe Canyon	46.7	49.9	5	6	—	—	46.8	49.9
Horn River	40.5	59.4	—	—	—	—	40.5	59.3
Canada	87.2	109.3	5	6	—	—	87.3	109.2
Consolidated	210.6	255.3	6,200	7,878	190	556	249.0	305.8

Average Realized Price:

	Natural Gas		NGL		Oil		Equivalent Total
	2014	2013	2014	2013	2014	2013	2014	2013

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$4.39	$3.56	$30.24	$27.78	$94.98	$92.38	$4.61	$3.90
Other U.S.	—	4.72	—	51.00	89.53	87.43	12.04	13.08
Hedging	0.66	1.08	—	—	—	—	0.50	0.80
U.S.	$5.05	$4.64	$30.24	$27.84	$93.58	$89.15	$5.12	$4.82
Horseshoe Canyon	$4.19	$3.16	$37.39	$55.62	$—	$—	$4.19	$3.17
Horn River	4.18	2.89	—	—	—	—	4.18	2.89
Hedging	0.27	0.32	—	—	—	—	0.27	0.32
Canada	$4.46	$3.34	$37.39	$55.62	$—	$—	$4.46	$3.34
Consolidated production revenue	$4.80	$4.09	$30.25	$27.87	$93.58	$89.15	$4.89	$4.29

U.S. realized cash derivative gains (losses)	$(0.35)	$0.15	$(1.33)	$(0.08)	$—	$—	$(0.32)	$0.10
Canada realized cash derivative gains (losses)	(0.03)	0.29	—	—	—	—	(0.03)	0.29
Consolidated realized cash derivative gains (losses)	$(0.22)	$0.21	$(1.33)	$(0.08)	$—	$—	$(0.22)	$0.17
Consolidated production revenue and realized cash derivative gains (losses)	$4.58	$4.30	$28.92	$27.79	$93.58	$89.15	$4.67	$4.46

The following table summarizes the changes in our production revenue and realized cash gains (losses) on derivatives:

	Natural Gas	NGL	Oil	Total

	(in thousands)
Consolidated production revenue and realized cash derivative gains for the 2013 period	$299,111	$59,763	$13,536	$372,410
Volume variances	(40,633)	(12,765)	(8,907)	(62,305)
Hedge revenue variances	(24,237)	—	—	(24,237)
Realized cash derivative variance (1)	(26,772)	(2,088)	—	(28,860)
Price variances	56,188	4,029	231	60,448
Consolidated production revenue and realized cash derivative gains for the 2014 period	$263,657	$48,939	$4,860	$317,456

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, increased for the 2014 period from the 2013 period primarily due to an increase in our realized price. Lower volumes produced primarily attributable to the Tokyo Gas Transaction and natural declines in our Barnett and Horn River Assets partially offset by new well production reduced natural gas revenue. As the realized prices have increased, our hedge revenue and realized cash derivative gain/loss have decreased for the 2014 period compared to the 2013 period as we have maintained a similar derivative position by only having a portion of our derivative portfolio with higher fixed prices expire, resulting in a lower weighted average fixed price for our natural gas derivative portfolio. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2014 period decreased from the 2013 period due to lower volumes produced primarily attributable to the Tokyo Gas Transaction and declining well production and the 2014 period including an NGL derivative loss that the 2013 period did not, partially offset by an increase in realized prices. Our oil revenue decreased for the 2014 period from the 2013 period due to lower volumes resulting from the Synergy Transaction.
Our production revenue for the 2014 period and 2013 period was higher by $28.6 million and $52.9 million, respectively, because of our hedging activities.
Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Sales of purchased natural gas
Purchases from Eni	$50,627	$48,208
Purchases from others	2,774	2,165
Total	53,401	50,373
Costs of purchased natural gas sold
Purchases from Eni	50,604	48,207
Purchases from others	2,701	2,104
Total	53,305	50,311
Net sales and purchases of natural gas	$96	$62

Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Unrealized mark-to-market changes in fair value of natural gas derivative gains (losses) (1)	$(1,948)	$21,734
Realized cash settlements of natural gas derivative gains (losses)	(12,478)	14,294
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	1,599	339
Realized cash settlements of NGL derivative losses	(2,253)	(165)
Derivative gains (losses), net	(15,080)	36,202

(1)	Unrealized mark-to-market changes in fair value are subject to continuing market risk.
Other Revenue

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Midstream revenue from third parties
Canada	$1,585	$1,810
Texas	1,223	652
Total	$2,808	$2,462

Operating Expense
Lease Operating

	For the Nine Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$29,638	$0.67	$33,785	$0.64
Equity compensation expense	359	0.01	568	0.01
	$29,997	$0.68	$34,353	$0.65
Other U.S.
Expense	$1,339	$15.17	$3,911	$5.96
Equity compensation expense	145	1.64	174	0.27
	$1,484	$16.81	$4,085	$6.23
Total U.S.
Expense	$30,977	$0.70	$37,696	$0.70
Equity compensation expense	504	0.01	742	0.01
	$31,481	$0.71	$38,438	$0.71
Horseshoe Canyon
Expense	$19,456	$1.52	$21,793	$1.60
Equity compensation expense	1,092	0.09	197	0.01
	$20,548	$1.61	$21,990	$1.61
Horn River
Expense	$2,593	$0.23	$3,271	$0.20
Equity compensation expense	—	—	—	—
	$2,593	$0.23	$3,271	$0.20
Total Canada
Expense	$22,049	$0.93	$25,064	$0.84
Equity compensation expense	1,092	0.05	197	0.01
	$23,141	$0.98	$25,261	$0.85
Total Company
Expense	$53,026	$0.78	$62,760	$0.75
Equity compensation expense	1,596	0.02	939	0.01
	$54,622	$0.80	$63,699	$0.76
Lease operating expense for the 2014 period in the Barnett Shale decreased in total primarily due to the Tokyo Gas Transaction and a non-cash inventory impairment in the 2013 period. Other U.S. decreased in total for the 2014 period primarily due to the Southwestern and Synergy Transactions and on a unit basis the 2014 period increased as fixed lease operating charges were distributed over lower volume compared to the 2013 period. In Canada, the decrease in lease operating expense in total for the 2014 period compared to the 2013 period is primarily due to a stronger U.S. dollar. Included in 2014 period lease operating expense above is a fully discretionary employee bonus of $0.3 million in the Barnett Shale and $1.0 million in the Horseshoe Canyon.

Gathering, Processing and Transportation

	For the Nine Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$68,947	$1.57	$80,136	$1.51
Other U.S.	1	0.02	8	0.01
Total U.S.	68,948	1.56	80,144	1.49
Horseshoe Canyon	2,531	0.20	2,335	0.17
Horn River	31,032	2.81	29,585	1.82
Total Canada	33,563	1.41	31,920	1.07
Total	$102,511	$1.51	$112,064	$1.34
U.S. GPT on a gross basis decreased primarily due to lower volumes in our Barnett Shale Asset attributable to the Tokyo Gas Transaction. On a unit basis, the 2014 period was higher primarily due to higher electric rates and new production being in an area with higher GPT rates. Our Horn River Asset GPT increased in total and on a unit basis for the 2014 period as compared to the 2013 period as a result of increased gathering rates as the 2013 period included discounted rates prior to the contractual increase in volumes. Our Horn River Asset GPT includes payments made for unused firm capacity of $11.0 million and $4.6 million for the 2014 period and the 2013 period, respectively.
Production and Ad Valorem Taxes

	For the Nine Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$3,365	$0.08	$2,807	$0.05
Other U.S.	260	2.95	650	0.99
Total U.S.	3,625	0.08	3,457	0.06
Horseshoe Canyon	128	0.01	(30)	0.00
Horn River	—	—	—	—
Total Canada	128	0.01	(30)	0.00
Total production taxes	3,753	0.06	3,427	0.04
Ad valorem taxes
Barnett Shale	$5,938	$0.13	$9,102	$0.17
Other U.S.	110	1.25	444	0.68
Total U.S.	6,048	0.14	9,546	0.18
Horseshoe Canyon	2,182	0.17	2,006	0.15
Horn River	574	0.05	483	0.03
Total Canada	2,756	0.12	2,489	0.08
Total ad valorem taxes	8,804	0.13	12,035	0.14
Total	$12,557	$0.18	$15,462	$0.19
Ad valorem taxes in our Barnett Shale Asset decreased primarily due to lower assessed values and lower property ownership due to the Tokyo Gas Transaction.

Depletion, Depreciation and Accretion

	For the Nine Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$22,263	$0.50	$27,580	$0.51
Canada	4,582	0.19	3,350	0.11
Total depletion	26,845	0.39	30,930	0.37
Depreciation of other fixed assets
U.S.	$4,769	0.11	$5,833	0.11
Canada	6,759	0.28	7,231	0.24
Total depreciation	11,528	0.17	13,064	0.16
Accretion	4,211	0.06	3,917	0.05
Total	$42,584	$0.62	$47,911	$0.58
U.S. depletion for the 2014 period, when compared to the 2013 period, reflects a decrease in production. Canadian depletion increased for the 2014 period, when compared to the 2013 period, due to an increase in the current year depletion rate primarily due to increased depletable asset base partially offset by a decrease in production.
Impairment Expense
In the 2014 period, we recognized a non-cash impairment of $0.1 million related to midstream assets in our West Texas Asset.
General and Administrative

	For the Nine Months Ended September 30,
	2014		2013

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$24,722	$0.36	$28,198	$0.33
Strategic transaction costs	5,843	0.09	2,693	0.03
Equity compensation	7,550	0.11	12,618	0.15
Total	$38,115	$0.56	$43,509	$0.51
The decrease in general and administrative expense is primarily due to reduced headcount compared to the 2013 period partially offset by an increase in employee incentive compensation. Included in the 2014 period expense above is a fully discretionary employee bonus of $3.0 million. Strategic transaction costs relating to asset marketing and retaining a Strategic Alternatives Officer have increased for the 2014 period as activity has increased compared to the 2013 period. The decrease in equity compensation is primarily due to the 2013 period including a $3.6 million correction for assumptions on forfeitures and vesting for retirement eligible and imminently retirement eligible individuals.
Tokyo Gas Transaction Gain
In April 2013, we recognized a $341.1 million gain upon closing of the Tokyo Gas Transaction, which was subsequently adjusted in the fourth quarter of 2013 to $339.3 million. Further information regarding the transaction can be found in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.

Other Income (Expense)
In June 2013, we recognized an expense of $12.8 million in connection with the termination of the PEA with NGTL. In the 2014 period, the Canadian foreign currency exchange rate resulted in a recognized loss of $2.0 million compared to the 2013 period, which included a recognized loss of $2.3 million. In June 2014, we recognized expense of $3.0 million for an adjustment to the accounting of the Eni Transaction.
Fortune Creek Accretion
KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment. The decrease in Fortune Creek accretion is primarily due to a contribution made to Fortune Creek in the 2014 period, which reduced the partnership liability and related accretion expense.
Interest Expense

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Interest costs on debt outstanding	$116,787	$125,589
Add:
Fees paid on letters of credit outstanding	235	174
Net expense paid on debt refinancing	682	67,010
Non-cash interest (1)	8,441	23,643
Total interest costs incurred	126,145	216,416
Less:
Interest capitalized	(4,218)	(5,881)
Interest expense	$121,927	$210,535

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
Income Taxes
The effective tax rates for the nine months ended September 30, 2014 and 2013 are as follows:

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Income tax (benefit) expense - U.S.	$213	$15,921
Effective tax rate - U.S.	(0.3)%	7.3%
Income tax (benefit) expense - Canada	$868	$2,142
Effective tax rate - Canada	24.8%	(28.6)%
Income tax (benefit) expense - total	$1,081	$18,063
Effective tax rate - total	(1.5)%	8.5%

Income tax expense for the 2014 period included an increase in the U.S. valuation allowance of $21.1 million and a reduction in the Canadian valuation allowance of $2.2 million. Deferred income tax recognized for the 2014 and 2013 periods is a result of hedge gains previously deferred in AOCI being realized during the period and the net tax impact being recognized and a $7.6 million refund being filed in the U.S. in September 2014.
Quicksilver Resources Inc. and its Restricted Subsidiaries
Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 11 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of September 30, 2014. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.
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
For the remainder of 2014 through 2021, swaps economically hedge a portion of our natural gas revenue. The following summarizes future production hedged with commodity derivatives as of September 30, 2014.

Production Year	Daily Production Volume
	Natural Gas	Natural Gas Basis Swaps
	MMcfd	MMcfd
2014 (1)	170	40
2015	150	—
2016-2021	40	—

(1)	Our natural gas basis swaps economically hedge the AECO basis adjustment from NYMEX.

The following summarizes our cash flow activity for the 2014 period and 2013 period:

	For the Nine Months Ended September 30,
	2014	2013

	(in thousands)
Net cash used in operating activities	$(4,983)	$(81,103)
Net cash provided by investing activities	152,220	300,515
Net cash provided by (used in) financing activities	9,769	(170,495)

Operating Cash Flows
Net cash used in operating activities for the 2014 period decreased from the 2013 period primarily due to reduced interest payments as the 2013 period included payments related to our early redemption of senior notes and positive changes in working capital.
Net cash used in operating activities for the 2014 period includes hedge cash settlements of $7.4 million, which is deferred in other comprehensive income related to our long-dated hedges restructured in the first and fourth quarters of 2012. The revenue impact will be realized over the original term of the hedges, which extends until 2021.
Investing Cash Flows
Costs incurred for property, plant and equipment for the 2014 period and 2013 period were as follows:

	United States	Canada	Consolidated

	(in thousands)
For the Nine Months Ended September 30, 2014
Exploration and development	$85,814	$20,924	$106,738
Midstream	83	—	83
Administrative	310	453	763
Total	$86,207	$21,377	$107,584
For the Nine Months Ended September 30, 2013
Exploration and development	$50,459	$9,972	$60,431
Midstream	26	2,343	2,369
Administrative	473	9,182	9,655
Total	$50,958	$21,497	$72,455
Costs incurred reflect the activity of the 2014 capital program, while capital expenditures shown in the condensed consolidated statement of cash flows also reflect the related changes in working capital. Changes in working capital are driven by changes in accounts payable from prior year activities.
All of our Marketable Securities matured during the 2014 period and were held as cash or cash equivalents.
Financing Cash Flows
Net borrowings increased in the 2014 period compared to the 2013 period as we utilized our Combined Credit Agreements. Distributions of Fortune Creek partnership funds of $37.1 million and $8.1 million were paid in the 2014 period and the 2013 period, respectively, to our partner based on our partner's preferential distribution rights.
Liquidity and Borrowing Capacity
At September 30, 2014, the Combined Credit Agreements’ global borrowing base was $325 million and the global letter of credit capacity was $280 million. At September 30, 2014, there was $6.7 million available under the Combined Credit Agreements and we held cash or cash equivalents of $248.3 million.

In November 2014, the Combined Credit Agreements' global borrowing base was reaffirmed at $325 million and the Combined Credit Agreements were amended to eliminate the requirement to meet the minimum interest coverage ratio covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015. A minimum EBITDAX covenant was added beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015 that requires the following minimum EBITDAX levels:

Minimum EBITDAX Covenant
(in millions)
Three months ending December 31, 2014	$30.0
Six months ending March 31, 2015	59.0
Nine months ending June 30, 2015	87.25
Twelve months ending September 30, 2015	120.5
Twelve months ending December 31, 2015	122.0
The minimum required interest coverage ratio for the first and second quarter of 2016 continues to be 1.50 and 2.00, respectively.
Additionally, the Combined Credit Agreements were amended changing certain definitions that impact the calculation of EBITDAX in both the November 2014 amendment and the April 2014 amendment and we permanently reduced the aggregate maximum credit amounts under the Combined Credit Agreements from $1.75 billion to $650 million in April 2014 and to $450 million in November 2014.
Our ability to borrow under our Combined Credit Agreements depends on our global borrowing base, which is scheduled to be redetermined twice each year. A reduction to the global borrowing base during the spring or autumn redetermination, or upon a special redetermination requested by our administrative agent under the Combined Credit Agreements, would adversely impact our liquidity and ability to meet our future obligations. Our derivatives contribute to the global borrowing base. Most of our derivative positions expire at year-end 2015. The expiration of these derivatives will adversely affect our global borrowing base, and absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we expect to need additional sources of liquidity, including additional debt or equity financing or proceeds from asset sales, at the beginning of 2016 assuming no material debt maturities prior to that date. In addition, we are exploring potential transactions involving any and all of our assets, including our Horn River Asset. If successful, a sale of our Horn River Asset could eliminate or defray our need to make or fund significant capital investments in the Horn River Asset but would also reduce our global borrowing base if not offset by the effects of any related debt reduction. A sale of our other assets could also enhance liquidity if the sale proceeds exceed the associated decrease to the global borrowing base, if any.
While we believe we will be able to comply with the financial covenants contained in our Combined Credit Agreements through the end of 2015, we do not expect to exceed the required levels by a significant margin, particularly the minimum EBITDAX covenant under our Combined Credit Agreements. Accordingly, even a modest decline in prices for natural gas and NGLs, our failure to achieve anticipated cost savings through avoidance or deferral or operational efficiencies, our failure to execute certain asset purchases or the inaccuracy in any material respect of any of the other assumptions underlying our forecast could cause us to fall short of the financial covenants contained in the Combined Credit Agreements. Absent an improvement in natural gas and NGL prices, significant deleveraging from a strategic transaction, reduced interest costs on our debt through refinancing, significant cost savings through avoidance or deferral, or operational efficiencies, we do not expect to comply with our interest coverage ratio covenant under our Combined Credit Agreements beginning in the first quarter of 2016 and expect that we would need to seek additional covenant relief under the Combined Credit Agreements at that time. In addition, we have benefitted from our natural gas derivatives, which have resulted in cash proceeds being greater than the prevailing price for natural gas. Without the benefit of these derivatives, most of which expire at year-end 2015, our earnings would be reduced and our cash interest expense would exceed our resulting EBITDAX. Any inability to comply with the financial covenants contained in our Combined Credit Agreements, unless waived or amended by the requisite lenders, could materially and adversely affect our liquidity by precluding further borrowings under our credit facilities and by accelerating the maturity of our debt. We may be unsuccessful in obtaining the necessary waivers or amendments.
In addition, we have significant fixed and springing debt maturities in 2015 and 2016, including the Combined Credit Agreements, the Second Lien Term Loan, the Second Lien Notes and the Senior Subordinated Notes. We do not expect to be able to satisfy these obligations with our cash on hand, committed financing or cash flow from operations. In order to satisfy these obligations we will need to obtain additional debt or equity financing or to sell assets, which we may not be able to do on satisfactory terms, or at all. We are limited in our ability to incur additional debt by the indenture restrictions as more fully described in Note 5. We may also seek to address the springing maturities by extending the maturity of or refinancing all or a portion of our Senior Subordinated Notes. If we are unsuccessful in extending or refinancing, we may not be able to satisfy such obligations when they mature. Our ability to address these springing maturities prior to filing our financial statements for the year ended December 31, 2014, is a key factor in our auditor’s going concern assessment. Our Combined Credit Agreements and Second Lien Term Loan require us to provide financial statements within 120 days of year-end with an accompanying audit report without a going concern paragraph. If we fail to accomplish this it would be an event of default under these agreements.
Our indentures require us to reinvest or repay senior debt with net cash proceeds from sales of certain assets within one year. If certain capital spending and senior debt repayment thresholds are not met, we would be required to make an offer to repay our notes. We expect to meet the remaining obligation in our indentures through our planned capital program and investments during 2014.
In order to be able to incur debt, make restricted payments, designate unrestricted subsidiaries or effect mergers or consolidations, we must meet an incurrence test under the indentures applicable to our debt, which test requires EBITDA to exceed interest expense by 2.25 times. At September 30, 2014 and throughout the three months ended September 30, 2014, we did not meet this test and, as a result, we are limited in our ability to, among other things, incur additional debt, except for specific baskets. We do retain, however, the ability to utilize the full borrowing capacity under our Combined Credit Agreements and the ability to refinance existing debt. Not meeting this ratio does not represent an event of default under our debt. We are unable to predict when or if our EBITDA will exceed interest expense by 2.25 times.
Additional information about our debt and related covenants is included in Note 5 to the condensed consolidated interim financial statements in Item 1 of this Quarterly Report. The information presented above is qualified in all respects by reference to the full text of the documents governing the various components of our debt.
Although we have been in discussions on a potential transaction involving our Horn River Asset and have proposed transaction terms, we reached no agreement on any material terms, including structure or valuation. Accordingly, we developed a formalized marketing process for this asset, along with any and all of our assets. We may be unsuccessful in consummating a transaction involving our Horn River Asset or any of our other assets being marketed on acceptable terms, or at all.
We anticipate that our remaining 2014 capital program, contractual commitments and recurring operating needs will be funded by cash flow from operations or cash and other short-term securities on hand and supplemented by proceeds from asset sales, although we could also borrow under the Combined Credit Agreements. If our capital resources are insufficient to fund our needs, we will need to reduce our capital expenditures, implement further cost reductions, successfully renegotiate our contractual commitments or seek other financing alternatives. We may be unable to realize further cost reductions, renegotiate our contractual commitments or obtain financing needed in the future on acceptable terms, or at all. If we limit or defer our 2014 capital expenditure plan or are unsuccessful in developing reserves and adding production through that capital program or our cost-cutting efforts are too overreaching, we could adversely affect our ability to meet our forecasted results and the value of our oil and natural gas properties.
In March 2014, we agreed with KKR to an amendment to extend the ending date of the minimum gross capital expenditures requirement, of which C$120 million remains, to the earlier of June 30, 2016 or 12 months following consummation of a transaction involving a material portion of our Horn River Asset and to broaden allowable spending to include acquisitions of producing properties that utilize partnership assets. As part of the amendment, we contributed C$28 million to Fortune Creek which was subsequently distributed to KKR and was applied against the gathering agreement requirement. The effect of this contribution was to reduce the balance of the partnership liability and to reduce the gathering rate that burdens our Horn River Asset production by C$0.13 per Mcf until at least 2016. We do not expect to be able to satisfy these capital expenditure requirements with our cash on hand, committed financing or cash flow from operations and will need to obtain additional debt or equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.
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
We have retained Houlihan Lokey Capital, Inc., Deloitte Transactions and Business Analytics LLP and other advisors to assist us in one or more of the following exercises:

•	evaluation of options to address near-term debt maturities;

•	enhancement of our liquidity position;

•	evaluation of various strategic alternatives, including the acquisition or monetization of any and all assets or the Company; and

•	employee retention.
Financial Position
The following impacted our balance sheet as of September 30, 2014, as compared to our balance sheet as of December 31, 2013:

•
Cash, cash equivalents and marketable securities decreased $7.1 million as we used cash on hand to fund operations and capital expenditures and make a contribution to Fortune Creek, which was distributed to KKR based on their preferential rights, partially offset by net borrowings under the Combined Credit Agreements.

•
The valuation of our current and non-current derivative assets and liabilities was $36.2 million lower on a net basis, which was primarily due to settlements during the year without additional derivatives being added and an increase in the natural gas forward curve.

•
Our net property, plant and equipment balance decreased $48.3 million from December 31, 2013 to September 30, 2014. The Southwestern Transaction resulted in a decrease of $97.1 million. Additional decreases were due to DD&A incurred of $38.5 million and $19.7 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital costs of $107.6 million during 2014.

•
The $15.2 million decrease in accounts payable was due primarily to a reduction in accrued capital expenditures of $1.8 million and a decrease in trade payables of $13.4 million from December 31, 2013 as ad valorem tax invoices were paid in 2014.

•
Long-term debt increased $48.9 million primarily from net borrowings under the Combined Credit Agreements of $68.0 million and $4.3 million of amortized discounts, partially offset by early retirement of $18.7 million of our 2015 Senior Notes and 2016 Senior Notes, recognition of $1.5 million of interest rate swaps and changes to the U.S.-Canadian exchange rate resulting in a decrease of $3.2 million.

•
Partnership liability decreased $31.5 million primarily due to a $25.4 million contribution to Fortune Creek and periodic distribution of $11.7 million, both of which were distributed to KKR based on their preferential rights, and foreign exchange rate changes of $6.0 million, partially offset by accretion of $11.6 million.

Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations and commitments as reported in our 2013 Annual Report on Form 10-K.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2013 Annual Report on Form 10-K. These critical estimates, for which no significant changes, other than those discussed in the results of operations, occurred during the nine months ended September 30, 2014, include estimates and assumptions for:

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

We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program will most often result in realized prices from the sale of our natural gas and NGLs that vary from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $28.6 million and $52.9 million for the 2014 period and 2013 period, respectively, and a loss was recognized in net derivative losses of $14.7 million for the 2014 period and a gain of $14.1 million for the 2013 period. Unrealized losses of $0.3 million and gains of $22.1 million were recognized for the 2014 period and 2013 period, respectively.
The following table details our open derivative positions at September 30, 2014:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf or Bbl
Gas	Swap	U.S.	Oct 2014 - Dec 2014	10 MMcfd	3.91
Gas	Swap	U.S.	Oct 2014 - Dec 2014	10 MMcfd	3.89
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	6.23
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	6.20
Gas	Swap	U.S.	Oct 2014 - Dec 2015	20 MMcfd	6.00
Gas	Swap	U.S.	Oct 2014 - Dec 2015	10 MMcfd	6.00
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	5.68
Gas	Swap	U.S.	Oct 2014 - Dec 2015	7.5 MMcfd	5.475
Gas	Swap	U.S.	Oct 2014 - Dec 2015	7.5 MMcfd	5.50
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	4.15
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	4.13
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	4.255
Gas	Swap	U.S.	Oct 2014 - Dec 2015	5 MMcfd	4.25
Gas	Swap	U.S.	Oct 2014 - Dec 2021	10 MMcfd	4.54
Gas	Swap	U.S.	Oct 2014 - Dec 2021	5 MMcfd	4.38
Gas	Swap	U.S.	Oct 2014 - Dec 2021	10 MMcfd	4.37
Gas	Swap	U.S.	Oct 2014 - Dec 2021	5 MMcfd	4.35
Gas	Swap	Canada	Oct 2014 - Dec 2015	10 MMcfd	6.42
Gas	Swap	Canada	Oct 2014 - Dec 2015	10 MMcfd	6.45
Gas	Swap	Canada	Oct 2014 - Dec 2015	10 MMcfd	4.04
Gas	Swap	Canada	Oct 2014 - Dec 2021	10 MMcfd	4.625
Gas Basis[1]	Swap	Canada	Oct 2014 - Dec 2014	5 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Oct 2014 - Dec 2014	5 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Oct 2014 - Dec 2014	10 MMcfd	(0.475)
Gas Basis[1]	Swap	Canada	Oct 2014 - Dec 2014	10 MMcfd	(0.47)
Gas Basis[1]	Swap	Canada	Oct 2014 - Dec 2014	10 MMcfd	(0.45)
1 Our gas basis swaps economically hedge the AECO basis adjustment at a discount from NYMEX.
These open derivative positions had a net fair value of $91.2 million as of September 30, 2014.
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
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges of our Senior Notes due 2015 and our Senior Subordinated Notes. We deferred gains of $30.8 million as a fair value adjustment to our debt, which we began to recognize over the life of the associated debt instruments. During the 2014 period and the 2013 period, we recognized $1.5 million and $11.5 million, respectively, of those deferred gains as a reduction of interest expense.
Should we be required to borrow under our Combined Credit Agreements and based on interest rates as of September 30, 2014, each $50 million in borrowings would result in additional annual interest payments of $2.0 million. If the current borrowing availability under our Combined Credit Agreements were to be fully utilized by year-end 2014 at interest rates as of September 30, 2014, we estimate that annual interest payments would increase by $0.3 million. If interest rates change by 1% on our September 30, 2014 variable debt balances of $276.0 million, our annual pre-tax income would decrease or increase by $2.8 million.
Our Second Lien Term Loan and Second Lien Notes due 2019 feature a LIBOR floor. Consequently, a 1% increase in the interest rates on our outstanding variable rate debt as of September 30, 2014, would not impact our applicable interest rate on this debt, as the floor would not be exceeded. A 1% decrease in the interest rate would not impact our applicable interest rate on this debt, as we have not exceeded the floor at September 30, 2014.
In the future, we may enter into interest rate derivative contracts on a portion of our outstanding debt to mitigate the risk of fluctuation of rates or manage the floating versus fixed rate risk.
Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2014 period and the 2013 period resulted in losses of $2.0 million and $2.3 million, respectively, and were included in other income. Furthermore, the Amended and Restated Canadian Credit Facility permits Canadian borrowings to be made in either U.S. or Canadian-denominated amounts. However, the aggregate borrowing capacity of the entire facility is calculated using the U.S. dollar equivalent. Accordingly, there is a risk that exchange rate movements could impact our available borrowing capacity.
ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective, due to the outstanding remediation of the income tax material weakness identified at December 31, 2013, to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As disclosed in our 2013 Annual Report on Form 10-K, two material weaknesses were identified related to the design and operating effectiveness of our controls. We identified a material weakness related to the accounting for significant, non-recurring transactions, particularly related to the accuracy of the inputs provided to accounting to incorporate into the analysis of such transactions. This weakness caused several out of period adjustments principally between quarters in 2013 to be recognized in our financial statements though none of the adjustments were considered individually material. We remediated this material weakness as of June 30, 2014 by the design and operating effectiveness of additional controls regarding significant transactions.
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
There has been no other change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
July 2014	—	$—	—	—
August 2014 (3)	436	$1.80	—	—
September 2014	1,363	$1.15	—	—
Total	1,799	$1.31	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.

(3)	Excluded from this amount is 816 shares with an average price of $3.05 which were a correction to a previous month.
We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business. In addition, we have debt agreements that restrict the payment of dividends.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.

ITEM 5. Entry into a Material Definitive Agreement
On November 7, 2014, Quicksilver Resources Inc. and Quicksilver Resources Canada Inc. (“Quicksilver Canada”) entered into an Omnibus Amendment to the Combined Credit Agreements, among Quicksilver, Quicksilver Canada, the U.S. lenders party thereto, the Canadian lenders party thereto, JPMorgan Chase Bank, N.A., as global administrative agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent (the “Amendment”). The Amendment amended the terms of the Combined Credit Agreements to, among other things:

•	Reaffirm the global borrowing base at $325 million;

•	Permanently reduce the aggregate maximum credit amount under the Combined Credit Agreements from $650 million to $450 million;

•	Eliminate the requirement to meet the minimum interest coverage ratio covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015;

•	Add a minimum EBITDAX covenant beginning in the fourth quarter of 2014 through and including the fourth quarter of 2015 that requires the following minimum EBITDAX levels:

Minimum EBITDAX Covenant
(in millions)
Three months ending December 31, 2014	$30.0
Six months ending March 31, 2015	59.0
Nine months ending June 30, 2015	87.25
Twelve months ending September 30, 2015	120.5
Twelve months ending December 31, 2015	122.0

•	Change certain definitions that impact the calculation of EBITDAX.
The full text of the Amendment is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q.
Certain of the parties to the Amendment and their respective affiliates have, from time to time, performed, and may in the future perform, various financial, advisory, commercial banking and investment banking services for Quicksilver and Quicksilver’s affiliates in the ordinary course of business for fees and expenses.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Second Amendment to Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.2
Third Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Gas Processing Partners L.P. and Cowtown Pipeline Partners L.P.
†
10.3
Fourth Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
†
10.4	Third Amendment to Amended and Restated Gas Gathering Agreement, dated August 13, 2012, between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P.					†
10.5	Fourth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.6	Fifth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.7	Omnibus Amendment No. 8 to Combined Credit Agreements, dated as of November 7, 2014, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 10, 2014	Quicksilver Resources Inc.

		By:	/s/ John C. Regan
John C. Regan
Senior Vice President-Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Second Amendment to Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.2
Third Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Gas Processing Partners L.P. and Cowtown Pipeline Partners L.P.
†
10.3
Fourth Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
†
10.4	Third Amendment to Amended and Restated Gas Gathering Agreement, dated August 13, 2012, between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P.					†
10.5	Fourth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.6	Fifth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.					†
10.7	Omnibus Amendment No. 8 to Combined Credit Agreements, dated as of November 7, 2014, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡