Form 10-K/A
period 2014-12-31
QUICKSILVER RESOURCES INC
filed 2015-04-30
CIK 1060990

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.01 par value per share	183,209,955 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Quicksilver Resources Inc., or the Company, is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “Quicksilver,” “we,” “us,” and “our” refer to Quicksilver Resources Inc. and its subsidiaries.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The Board of Directors
The age, principal occupation and certain other information for each director is set forth below. Also presented below is information regarding each director’s experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee and the Board to the conclusion that he or she should serve as a director of Quicksilver.

•
Glenn Darden, age 59, has served on the Board since December 1997 and became our Chief Executive Officer in December 1999. He served as Quicksilver’s Vice President until he was elected President and Chief Operating Officer in March 1999. Prior to that time, he served with Mercury Exploration Company for 18 years, the last five as Executive Vice President. Mr. Darden previously worked as a geologist for Mitchell Energy Company LP (subsequently merged with Devon Energy). He served as a director of Quicksilver Gas Services GP LLC, the general partner of Quicksilver Gas Services LP, from March 2007 to October 2010. We believe Mr. Darden’s qualifications to serve on the Board include his depth of knowledge of Quicksilver’s business, including its strategies, operations and markets, his 35 years of experience in the oil and gas industry and his previous position with Quicksilver Gas Services GP LLC.

•
W. Byron Dunn, age 61, has served on the Board since October 2007. Mr. Dunn has been a Principal of Tubular Synergy Group L.P., a wholesale marketer of steel tubular products, since February 2008 and Founding Partner and Chief Executive Officer since August 2013. Prior to that, Mr. Dunn served with Lone Star Steel Company, a subsidiary of Lone Star Technologies, Inc., for 32 years, including as President and Chief Executive Officer from August 1997 until retiring in June 2007. He has served as a director of Enerflex Ltd., a Canadian oil and gas services company, since June 2011. We believe Mr. Dunn’s qualifications to serve on the Board include his extensive executive leadership and management experience in the oil and gas service industry, including as Chief Executive Officer of a subsidiary of a publicly-traded company.

•
Michael Y. McGovern, age 63, has served on the Board since March 2013. He has over 40 years of experience in the oil and gas business. He served as Executive Advisor to Cadent Energy Partners LLC, a private equity firm investing in the energy industry from January 2008 to December 2014, and has served as Chairman and Chief Executive Officer of Sherwood Energy, LLC, a Cadent Energy Partners portfolio company, since March 2009. Mr. McGovern has served as a director of GeoMet, Inc., a publicly traded independent energy company, since September 2010. He also currently serves on the boards of directors of Probe Holdings, Inc., Sonneborn, Inc. and Cactus Wellhead, LLC. Mr. McGovern also served as a director of Tronox, Inc., a publicly traded producer of titanium dioxide, from April 2008 to January 2011. Mr. McGovern served as the Chief Executive Officer of Pioneer Companies, Inc. from 2002 to 2007, two years of which he also served as the Chairman. We believe Mr. McGovern’s qualifications to serve on the Board include his 40 years of experience in the energy industry and his extensive executive leadership and management experience, including as Chief Executive Officer of several public companies.

•
Steven M. Morris, age 63, has served on the Board since March 1999. Mr. Morris is a Certified Public Accountant and has served as President of Morris & Company, a private investment firm, since 1992. We believe Mr. Morris’ qualifications to serve on the Board include his experience in public accounting and his 28 years of experience in the oil and gas industry, including 15 years as a director of Quicksilver.

•
Scott M. Pinsonnault, age 44, has served on the Board since April 2014. Mr. Pinsonnault is a seasoned executive with over 18 years of operating and financial experience, specifically in the energy, oil and gas, and related industries. He has served as Managing Director at Opportune, LLP, an energy industry consulting and outsourcing firm, since August 2014, in which capacity he has served as interim Chief Financial Officer of Venoco, Inc., an independent oil and natural gas company with principal operations onshore and offshore Southern California, since November 2014. Mr. Pinsonnault will join Venoco full time as its Chief Financial Officer effective May 1, 2015. He served as Chief Financial Officer and Senior Vice President of Cubic Energy, Inc., a publicly traded independent upstream oil and gas company, from April 2014 to August 2014. He served as Chief Financial Officer and Senior Vice President of Cubic Energy, Inc., a publicly traded independent upstream oil and gas company, from April 2014 to August 2014. Mr. Pinsonnault was a Director with Deloitte Financial Services, now known as Deloitte Business Transaction Analytics, from September 2012 to April 2014. From October 2011 to September 2012, he served as Vice President of SFC Energy Partners, an upstream oil and gas private equity fund. Mr. Pinsonnault served as Managing Director of Project Finance for Unicredit Bank AG from March 2011 to October 2011 and as a Director with Bridge Associates, LLC, a professional services firm, from January 2009 to March 2011. We believe Mr. Pinsonnault’s qualifications to serve on the Board include his executive leadership and management experience, his financial expertise and his experience in the oil and gas industry.

•
W. Yandell Rogers, III, age 52, has served on the Board since March 1999, including as Chairman of the Board since May 2013. Since 2008, Mr. Rogers has served as Chief Executive Officer of Lewiston Atlas Ltd., a privately-owned holding company with investments in service, manufacturing and oil and gas interests since 2008. He served as Chief Executive Officer of Priest River Ltd., a privately-owned holding company, from 2002 to 2008. He served as Chief Executive Officer of Ridgway’s, Inc., a provider of reprographics to the engineering and construction industries, from 1997 to 2002. Mr. Rogers also served as a director of BreitBurn GP, LLC from April 2010 to December 2011. We believe Mr. Roger’s qualifications to serve on the Board include his executive leadership and management experience, his depth of knowledge of Quicksilver’s business and 15 years of experience as a director of Quicksilver.

•
Anne Darden Self, age 57, has served on the Board since August 1999, and became Quicksilver’s Vice President – Human Resources in July 2000. Ms. Self has also served as President of Mercury Exploration Company since 2000. She served as Vice President – Human Resources of Mercury Exploration from 1992 to 2000. From 1988 to 1991, she was employed by Banc PLUS Savings Association in Houston, Texas, initially as Marketing Director and for three years thereafter as Vice President of Human Resources. She worked from 1987 to 1988 as an Account Executive for NW Ayer Advertising Agency. Prior to 1987, she spent several years in real estate management. We believe Ms. Self’s qualifications to serve on the Board include her executive leadership and management experience, her depth of knowledge of Quicksilver’s business and 15 years of experience as a director of Quicksilver.

•
Mark J. Warner, age 51, has served on the Board since March 1999. Mr. Warner serves as Senior Managing Director of Natural Resources and Emerging Markets Investments for The University of Texas Investment Management Company and has served in other capacities since November 2007. Mr. Warner served as the Director of Corporate Development of PointOne, a telecommunications company, from April 2004 to November 2007. Mr. Warner served as Senior Vice President of Growth Capital Partners, L.P., an investment banking firm, from 2000 to 2004 and as Director of Domestic Finance of Enron Corporation, an energy company, from 1995 to 2000. Mr. Warner previously served as a director for Hornbeck Offshore Services, a marine transport provider, from 1998 to 2001. We believe Mr. Warner’s qualifications to serve on the Board include his 30 years of experience in the oil and gas industry, his investing and transactional experience, particularly in the energy industry, and his 15 years of experience as a director of Quicksilver.
Family Relationship Among Directors
Glenn Darden and Anne Darden Self are siblings.
Executive Officers
Information regarding executive officers is included in Item 1 of the Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Quicksilver’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish Quicksilver with copies of all Section 16(a) forms they file.
To Quicksilver’s knowledge, based solely on a review of the copies of such forms furnished to Quicksilver with respect to 2014 and written representations from Quicksilver’s directors, executive officers and greater than 10% stockholders, Quicksilver believes that during 2014 all of its executive officers and directors and all owners of more than 10% of Quicksilver common stock were in compliance with all applicable Section 16(a) filing requirements.
Code of Business Conduct and Ethics
You may find the full text of Quicksilver’s Code of Business Conduct and Ethics in the Corporate Governance section of Quicksilver’s website (www.qrinc.com/corporate_governance). Quicksilver intends to post any amendments to or waivers of its Code of Business Conduct and Ethics with respect to its directors or executive officers in the Corporate Governance section of its website.
Audit Committee
The Audit Committee of Quicksilver’s Board was established in accordance with applicable requirements of the Securities Exchange Act of 1934 and consists of Messrs. Dunn, McGovern, Morris, Pinsonnault, Rogers and Warner. The Board determined that (i) each of Messrs. Dunn, McGovern, Morris, Pinsonnault, Rogers and Warner meets the audit committee independence criteria specified in SEC rules and the NYSE’s listing standards and (ii) Mr. Morris, the Chair of the Audit Committee, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S‑K.

ITEM 11.	Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis and the tables that follow describe Quicksilver’s 2014 compensation program for its named executive officers: Chief Executive Officer (Glenn Darden), Chief Financial Officer as of December 31, 2014 (John C. Regan) and the three other most highly compensated executive officers who served as executive officers as of December 31, 2014 (Stan Page, J. David Rushford and Romy Massey). Mr. Regan resigned effective December 31, 2014. Ms. Massey became an executive officer of Quicksilver effective December 1, 2014 upon her promotion from Controller to Vice President – Chief Accounting Officer. Pursuant to SEC rules, information regarding Ms. Massey’s compensation prior to her appointment as an executive officer is included in the tables below, as applicable; however, such compensation is not described in this Compensation Discussion and Analysis because it was not determined by the Compensation Committee.
Summary of 2014 Compensation
Quicksilver’s 2014 compensation program for named executive officers is reflective of the Compensation Committee’s recognition that, in light of the challenges facing the company, traditional compensation components such as annual incentive bonuses and long‑term equity awards may not be as effective as cash‑based awards with clawback provisions designed to retain executive management as the company seeks to address issues related to its debt and other obligations, including through a restructuring of its capital structure. Below is an overview of the more detailed disclosure in this Compensation Discussion and Analysis regarding Quicksilver’s 2014 compensation program for Quicksilver’s named executive officers.

•	The main objective of the compensation program was to promote executive retention as the company seeks to address issues related to its capital structure and debt and other obligations.

•
The compensation program consisted of base salary, retention awards and limited perquisites, as well as the continuation of existing retirement and change-in-control benefits. The Compensation Committee determined to not award base salary increases, annual incentive bonuses or annual long term equity awards to the named executive officers for 2014. Instead, the Company granted targeted retention awards in 2014 and early 2015 to named executive officers (other than the Chief Executive Officer). These awards were determined in consultation with the Chief Executive Officer, the Chief Financial Officer, the Vice President – Human Resources, the Strategic Alternatives Officer and Meridian, and approved by the Compensation Committee.

•
The Compensation Committee makes all compensation decisions regarding the named executive officers but may seek input and guidance from the Chief Executive Officer, executive management and the Compensation Committee’s independent compensation consultant.

Summary of CEO Compensation Decisions for 2013, 2014 and 2015
The following table summarizes key compensation decisions for Quicksilver’s Chief Executive Officer, in light of Quicksilver’s performance and challenges in recent years:

Pay Component	2013 Decision	2014 Decision	2015 Decision
Base Salary	No increase. The CEO’s salary has remained unchanged since 2011.	No increase.	No increase as of the filing date of this Form 10-K/A.
Annual Bonus	No bonus payout. The CEO has not received a bonus payout since 2012 (for 2011).	No bonus payout.	No bonus payout as of the filing of this Form 10-K/A.
Long-Term Incentive Equity (“LTI”)	No LTI grant. The CEO’s last LTI grant was in January 2012.	No LTI grant.	No LTI grant as of the filing date of this Form 10-K/A.
As reported in the Summary Compensation Table for 2014, the Chief Executive Officer’s total compensation has declined significantly from 2012 to 2014:

	2012	2013	2014
Base Salary	$455,000	$455,000	$455,000
Bonus	$0	$0	$0
Stock Awards	$1,848,026	$0	$0
Option Awards	$1,549,999	$0	$0
Non‑Equity Incentive Plan Compensation	$0	$0	$0
All Other Compensation	$20,320	$20,670	$21,020
Total Compensation	$3,873,345	$475,670	$476,020
Percent Change 2012-2014: -87.7%
Role of the Compensation Committee
The Compensation Committee is responsible for reviewing and approving Quicksilver’s executive compensation program, including reviewing and approving all compensation decisions for Quicksilver’s named executive officers. The Compensation Committee completes a performance assessment of the Chief Executive Officer each year, which is discussed with him. In executive session, the Compensation Committee develops its own recommendation for, and approves, the compensation of the Chief Executive Officer.
The Compensation Committee strives to maintain sound basic practices for the development and administration of Quicksilver’s compensation program. The Compensation Committee has set forth certain practices to effectively carry out its responsibilities, such as:

•	maintaining membership of only independent directors;

•	holding executive sessions without executive management present;

•	annually reviewing detailed compensation tally sheets for each of the named executive officers;

•	engaging an independent compensation consultant to advise the Compensation Committee;

•
meeting with the independent compensation consultant without executive management present at least once during the year to discuss Quicksilver’s compensation program and actions on a confidential basis;

•	assessing the independent compensation consultant’s performance and providing feedback as appropriate; and

•	evaluating the performance of the Compensation Committee each year.
Role of Executive Management
All compensation decisions include an assessment of individual performance, including each named executive officer’s contribution to Quicksilver’s overall performance for the applicable performance period, experience, skills, scope of responsibility and tenure. The Chief Executive Officer each year evaluates all named executive officers and makes compensation recommendations to the Compensation Committee for all named executive officers except himself. In making individual compensation decisions, the Compensation Committee reviews and discusses these recommendations.
Certain members of executive management have key roles in supporting the Compensation Committee as described above including the Chief Executive Officer, the Chief Financial Officer, the Vice President – Human Resources and, since September 2014, the Strategic Alternatives Officer.
Role of the Compensation Consultant
The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee in the performance of its duties. For 2015, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to serve as its independent compensation consultant on matters related to executive compensation. The consultant reports directly to the Compensation Committee and provides no other services or advice to Quicksilver other than the services provided to the Compensation Committee and the Nominating and Corporate Governance Committee (with respect to director compensation). The Compensation Committee reviews and establishes the scope of the engagement of the consultant, which is reflected in an engagement letter between the consultant and the Compensation Committee.
The consultant provides advice to the Compensation Committee on matters related to the fulfillment of its responsibilities under its charter, including the overall design of Quicksilver’s executive compensation program, competitive compensation market data, review of the disclosures in Quicksilver’s proxy statement, annual review of the Compensation Committee’s charter, legislative and regulatory developments and all other matters related to the compensation of Quicksilver’s named executive officers.
The Compensation Committee meets with its consultant in executive session without members of management present. The consultant also communicates with the Compensation Committee Chairman outside of the meetings. The consultant reviews materials prepared by executive management, including recommendations and proposals being submitted to the Compensation Committee and provides advice and guidance to the Compensation Committee regarding these recommendations. The consultant also gathers and provides competitive market data and other background information for consideration by the Compensation Committee.
Executive management works with the consultant as necessary to support the work of the consultant on behalf of the Compensation Committee. The interactions of the consultant with executive management are limited to those that are on the Compensation Committee’s behalf or related to proposals that will be presented to the Compensation Committee for review and approval.
Overview of 2014 Compensation
Quicksilver’s compensation program is intended to advance Quicksilver’s objectives of attracting, retaining and motivating talented executives, and to enhance Quicksilver’s competitive position in the market for executive level talent and to improve company performance. Quicksilver’s compensation program for the named executive officers in 2014 consisted of base salary, retention awards and limited perquisites, as well as the continuation of existing retirement and change-in-control benefits. Historically, the compensation program has also included annual cash and equity bonuses and long term incentive equity awards. However, early in 2014, the Compensation Committee determined that (i) 2014 bonuses for executive officers would be determined after the year ended in the Committee’s discretion and based on company results and other factors as the Committee deemed appropriate and (ii) 2014 salary increases and long term incentive equity awards would be deferred until Quicksilver made further progress on a transaction involving the company’s Horn River Basin asset or other strategic transaction and, in the case of the Chief Executive Officer, completed such a transaction.
During 2014, the company completed non-core assets sales, secured amendments to its credit agreements and certain Horn River Basin obligations and launched a formal marketing process covering any and all of Quicksilver’s operating assets. However, the company has not been able to identify a viable transaction that is likely to have a material impact on its capital structure or liquidity. Accordingly, rather than consider salary increases, annual bonuses or long‑term incentive equity awards, the Compensation Committee determined to focus Quicksilver’s executive compensation program on the retention of its executive officers, who the Committee considered critical to efforts to address its debt and other obligations, including through a restructuring of its capital structure.
When making annual compensation decisions, the Compensation Committee reviews tally sheets presenting the individual components and total compensation for each named executive officer to provide an overall current and historical perspective of each individual’s compensation. While not directly considered when making compensation decisions, the Compensation Committee periodically reviews the equity holdings and wealth accumulation analyses of the named executive officers, which include unvested stock awards and unexercised stock options. In arriving at the compensation packages for the named executive officers for 2014, the Compensation Committee also received input from Meridian and executive management.
As part of its process for 2014 pay decisions, in November 2013, the Compensation Committee reviewed compensation information from the companies in Quicksilver’s peer group (the “2014 peer group”), as compiled by Meridian, and other competitive market data from a North American oil and gas exploration and production industry survey provided by Meridian. Quicksilver’s 2014 peer group consisted of the following 13 small to midsize publicly‑traded companies engaged in oil and natural gas production and exploration:

Bill Barrett Corporation	QEP Resources, Inc.
Cabot Oil & Gas Corporation	Range Resources Corporation
Carrizo Oil & Gas, Inc.	SM Energy Company
EXCO Resources, Inc.	Swift Energy Company
Forest Oil Corporation	Ultra Petroleum Corp.
Newfield Exploration Company	Whiting Petroleum Corporation
PDC Energy, Inc.

Factors considered in selecting the 2014 peer group included type of business, revenue, assets, market capitalization, and enterprise value.
For considering 2015 pay decisions, after consultation among the Compensation Committee, Meridian and the Vice President – Human Resources, the Committee revised the peer group in November 2014 to remove and replace those companies with the highest asset valuations. The resulting peer group for 2015 (“2015 peer group”) consisted of the following 13 companies:

Approach Resources Inc.	PDC Energy, Inc.
Bill Barrett Corporation	Penn Virginia Corporation
Bonanza Creek Energy, Inc.	Resolute Energy Corporation
Carrizo Oil & Gas, Inc.	Swift Energy Company
Comstock Resources, Inc.	Ultra Petroleum Corp.
EXCO Resources, Inc.	W&T Offshore, Inc.
Matador Resources Company
Base Salaries
Base salaries are intended to attract executive talent and compensate executives for their experiences, skills, scope of responsibility and tenure. In evaluating base salaries of the named executive officers, the Compensation Committee considers Quicksilver’s performance and each executive’s skills and experience, peer group market data, the Compensation Committee’s evaluation of the performance of the Chief Executive Officer and, with respect to the other named executive officers, the Chief Executive Officer’s evaluation of the performance of each named executive officer.
The Compensation Committee determined that 2014 salary increases would be deferred until Quicksilver made further progress on a transaction involving the company’s Horn River Basin asset or other strategic transaction and, in the case of the Chief Executive Officer, completed such a transaction. The company was not able to identify a viable transaction that was likely to have a material impact on Quicksilver’s capital structure or liquidity and, as such, the Compensation Committee determined to not make any 2014 salary adjustments and instead focused on the initiatives described under “Retention Bonuses” below.
For 2014, the salaries of the President and Chief Executive Officer and the Senior Vice President – Chief Financial Officer were below the 25th percentile of the competitive market data for the 2014 peer group, and the salaries of the Senior Vice President – U.S. Operations and Senior Vice President – Chief Operating Officer of Quicksilver Resources Canada Inc. (“QRCI”) were between the 50th and 75th percentiles. Upon her election as Vice President – Chief Accounting Officer, effective December 1, 2014, the Chief Executive Officer recommended, and the Compensation Committee approved, an annual base salary for Romy Massey of $210,000, which is below the 25th percentile of the competitive market data for the 2015 peer group (the recommendation was based on the 2015 peer group in light of the timing of the election). The base salaries paid in 2014 are set forth in the “Salary” column in the “Summary Compensation Table for 2014.”
Retention Bonuses
In late 2014 and early 2015, the Compensation Committee consulted with the Chief Executive Officer, the Chief Financial Officer, the Vice President – Human Resources, the Strategic Alternatives Officer and Meridian on appropriate retention incentive structures and amounts for certain of the named executive officers. Factors considered included the executives’ retention risk, expected contribution to the company’s near-term strategic efforts, impact to share dilution, potential expense, competitive market data for the 2015 peer group and lack of 2014 base salary increases, annual bonuses and long‑term incentive grants.

On November 18, 2014, in consultation with the Chief Executive Officer, the Vice President – Human Resources, the Strategic Alternatives Officer and Meridian, the Committee approved the award of cash and equity bonuses to John C. Regan and Stan Page. Each cash award was in the amount of $400,000, payable on December 1, 2014, subject to clawback if the recipient ceases to be an employee of Quicksilver prior to the one-year anniversary of the payment date unless (a) there has been a Change in Control, as defined in Quicksilver’s Seventh Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), on or prior to the date of the recipient’s termination of employment or (b) the recipient’s employment terminates (i) as a result of a reduction in force, which termination is due to no fault of the recipient, subject to the recipient’s execution and non-revocation of a release agreement satisfactory to Quicksilver, or (ii) due to disability or death. Mr. Regan submitted his resignation on November 25, 2014 and did not receive this cash payment. Each of the equity awards was in the form of restricted shares and was with respect to 300,000 shares of Quicksilver common stock (grant date value of $192,000) granted on November 18, 2014. The restricted share awards vest as to one third of the shares on each of the first three anniversaries of the grant date; provided that the recipient is employed by Quicksilver through the applicable vesting date, except that the award vests in full if there has been a Change in Control (as defined in the 2006 Equity Plan) or the recipient experiences a termination as set forth in clause (b) above. Mr. Regan forfeited these restricted shares upon his resignation, effective December 31, 2014.
In early 2015, the Compensation Committee, in consultation with the Chief Executive Officer, the Chief Financial Officer, the Vice President – Human Resources, the Strategic Alternatives Officer and Meridian, approved the award of cash retention bonuses, which were paid on February 27, 2015, in the following amounts to the following named executive officers: Stan Page – $406,875; David Rushford – $247,508 (converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar); and Romy Massey – $245,000. The awards are subject to clawback if the recipient ceases to be an employee of Quicksilver prior to February 27, 2016 (for Mr. Rushford and Ms. Massey) or August 27, 2016 (for Mr. Page), unless (a) there has been a Change in Control, as defined in Quicksilver’s Amended and Restated Change in Control Retention Incentive Plan, on or prior to the date of his or her termination of employment; or (b) his or her employment is terminated (i) by Quicksilver without cause, subject to his or her execution and non-revocation of a release agreement satisfactory to Quicksilver or (ii) due to disability or death. Furthermore, in consideration for his or her receipt of the award, each recipient agreed to cancellation of the remaining cash payments pursuant to the retention award previously granted to him or her on July 15, 2013; such cancelled amounts totaled $122,063 for Mr. Page, $97,938 (converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar) for Mr. Rushford; and $90,500 for Ms. Massey.
Retirement Benefits
The Compensation Committee includes retirement benefits as part of the compensation for named executive officers in order to attract and retain executive talent. The U.S. named executive officers are eligible to participate in Quicksilver’s 401(k) plan on the same basis as other Quicksilver U.S. employees, including with regard to the receipt of contributions to the 401(k) plan by Quicksilver. Mr. Rushford is eligible to participate in QRCI’s Registered Retirement Savings Plan (RRSP) on the same basis as other QRCI employees, including with regard to the receipt of contributions to the plan by QRCI. In addition, all outstanding Quicksilver equity awards granted to named executive officers generally vest immediately upon a qualified retirement.
Perquisites and Other Benefits
Quicksilver does not view perquisites as a significant element of compensation and, accordingly, limits the use of perquisites to those that the Compensation Committee believes are necessary for competitive reasons. The named executive officers are also eligible to receive the health, dental, vision, life, accidental death and dismemberment, and long‑term disability insurance generally available to all other U.S. and Canadian employees, as applicable.
Change in Control Arrangements
Quicksilver has change in control plans and features of its incentive compensation plans that relate to a change in control of Quicksilver. These plans are intended to provide for continuity of management in connection with a change in control of Quicksilver.
The Board adopted the Change in Control Plan in which each of the named executive officers who is a current employee participates. Severance benefits are provided if, within a specified period after a change in control occurs, there is an involuntary termination of a covered individual (including termination for specified “good reason” events). The Board adopted this “double trigger” provision because the Board determined that an individual who retained his or her position after a change in control should not receive a severance benefit simply because a change in control occurred. The benefits provided upon an involuntary termination under the plan include (i) a lump sum payment of three times the sum of a named executive officer’s base salary plus benchmark bonus; (ii) certain medical, dental, vision and group life insurance coverage and (iii) accelerated vesting of outstanding equity awards and 401(k) account balances, to the extent permitted by law. If a named executive officer participating in the Change in Control Plan remains employed by Quicksilver for six months following a change in control, the named executive officer would be entitled to a retention bonus equal to one‑half of the individual’s base salary, payable as a lump sum payment. The Board adopted this provision to encourage the named executive officers to remain with the acquired company for a sufficient period of time after a change in control to assist with a successful transition. The Change in Control Plan provides that Quicksilver will make an additional payment to a named executive officer equal to the excise tax imposed on the receipt of benefits in connection with a change in control, if any, together with any interest or penalties with respect to such excise tax. The Compensation Committee and Board believe that providing this tax protection helps Quicksilver to attract and retain high‑quality named executive officers.
In addition, the agreements evidencing Quicksilver equity awards generally provide that those awards vest upon the occurrence of a change in control.
The Compensation Committee believes that these change in control arrangements help to maintain the named executive officers’ objectivity in decision making, provide a retention incentive in circumstances where executive continuity may be particularly important and retention risks may be particularly acute, and otherwise align the interests of the named executive officers with those of Quicksilver’s stockholders. For more information regarding the Change in Control Plan and other change in control arrangements see “—Potential Payments Upon Termination or in Connection with a Change in Control.”
New Chief Financial Officer
Vanessa Gomez LaGatta was elected Senior Vice President - Chief Financial Officer and Treasurer of Quicksilver effective January 1, 2015 (Ms. LaGatta previously served as Vice President - Treasurer since September 2009). In connection with her promotion, Ms. LaGatta’s annual base salary was increased to $400,000 and she received cash promotion and retention bonuses in the amounts of $125,000 and $400,000, respectively, each of which is subject to clawback if her employment terminates prior to December 31, 2015 (unless there is a change in control of Quicksilver or her employment is terminated by Quicksilver without cause, or due to death or disability). In February 2015, she received a cash retention bonus of $500,000, subject to clawback if her employment terminates prior to August 27, 2016 (unless there is a change in control of Quicksilver or her employment is terminated by Quicksilver without cause, or due to death or disability), and in consideration for which she agreed to the cancellation of the payment of $75,157 pursuant to a previously granted retention award. In accordance with SEC rules, because she was not a named executive officer with respect to 2014, Ms. LaGatta’s compensation is not included in the above description of Quicksilver’s 2014 compensation program or in the tables below.
Tax and Accounting Considerations
The Compensation Committee considers the tax and accounting treatment of compensation elements in determining types and levels of compensation for the named executive officers. For example, Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) places a limit of $1 million on the amount of compensation that may be deducted for tax purposes by Quicksilver in any one fiscal year with respect to the Chief Executive Officer and the other three most highly compensated individuals (other than the Chief Financial Officer) who are executive officers as of the end of the fiscal year. This deduction limitation, however, does not apply to certain “performance‑based” compensation. It is the Compensation Committee’s general policy to consider whether particular payments and awards to the named executive officers are deductible for federal income tax purposes, along with such other factors as may be relevant in the circumstances, in establishing executive compensation programs; however, Quicksilver reserves the right to pay its employees, including its named executive officers, amounts that may or may not be tax deductible under Section 162(m) or other provisions of the Code. Quicksilver also structures compensation in a manner intended to avoid the incurrence of any additional tax, interest or penalties under Section 409A of the Code and considers local tax consequences with respect to compensation to non‑U.S. employees, which has resulted in the use of cash‑settling restricted stock units for Canadian employees, including Mr. Rushford.
Say-on-Pay
The Compensation Committee monitors the annual advisory “say-on-pay” proposal and incorporates the results as one of many factors considered in connection with its responsibilities. At the 2014 Annual Meeting of Stockholders, approximately 93% of the votes cast on the say-on-pay proposal were in favor of Quicksilver’s named executive officer compensation. The Compensation Committee reviewed this vote and did not make any change to Quicksilver’s named executive officer compensation program as a result of the vote.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management of Quicksilver. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10‑K/A, for filing with the SEC.
The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Members of the Compensation Committee
W. Byron Dunn Michael Y. McGovern Steven M. Morris	Scott M. Pinsonnault W. Yandell Rogers, III Mark J. Warner

Summary Compensation Table for 2014
The following table sets forth certain information regarding the compensation of the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Glenn Darden President and Chief Executive Officer	2014 2013 2012	455,000 455,000 455,000	— — —	— — 1,848,026	— — 1,549,999	— — —	21,020 20,670 20,320	476,020 475,670 3,873,345
John C. Regan (4) Former Senior Vice President — Chief Financial Officer	2014 2013 2012	330,000 330,000 283,958	523,750 92,400 100,000	284,400 1,171,373 390,000	— — 199,999	— — 121,380	47,813 20,334 19,752	1,185,963 1,614,107 1,115,089
Stan Page Senior Vice President — U.S. Operations	2014 2013 2012	325,500 325,500 313,000	522,063 91,140 —	283,140 1,191,715 589,595	— — 399,998	— — 147,736	20,662 20,312 19,905	1,151,365 1,628,667 1,470,234
J. David Rushford (5) Senior Vice President — Chief Operating Officer, QRCI	2014 2013	275,009 317,550	97,938 77,800	77,801 827,975	— 480,150	— —	35,915 41,136	486,662 1,744,610
Romy Massey (6) Vice President — Chief Accounting Officer	2014	183,417	67,242	90,501	—	—	17,862	359,022
_______________

(1)
For 2014, this column reports (i) the payment in May 2014 of a $7,500 installment pursuant to a retention bonus awarded to Ms. Massey in May 2012; (ii) the payment in July 2014 of an installment in the following amounts pursuant to a retention bonus awarded to each of the following individuals in July 2013: Mr. Regan – $123,750; Mr. Page – $122,063; Mr. Rushford – $97,938 (converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar); and Ms. Massey $45,250; (iii) a $400,000 retention bonus in December 2014 to each of Messrs. Regan and Page (subject to clawback provisions as described in “Compensation Discussion and Analysis” above); and (iv) the payment of a $14,492 bonus in December 2014 to Ms. Massey (in respect of her 2014 service prior to her appointment as an executive officer). Mr. Regan did not receive payment of the $400,000 retention bonus because he provided notice of his resignation prior to the scheduled payment date.

(2)
This column reports the aggregate grant date fair value in accordance with FASB ASC Topic 718 for restricted stock and restricted stock units granted by Quicksilver in 2014. Additional information regarding the calculation of these amounts is included in Note 2 and Note 15 to Quicksilver’s audited financial statements included in the Form 10-K.

(3)
For 2014, the amount in this column includes (i) for each named executive officer, the following aggregate amounts for company matching and fixed contributions to the 401(k) plan, or the RRSP in the case of Mr. Rushford: Mr. Darden – $18,200; Mr. Regan – $18,200; Mr. Page – $18,200; Mr. Rushford – $22,001 (converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar); and Ms. Massey – $15,954; (ii) for Mr. Rushford, $12,758 (converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar) in connection with a car and related expenses; and (iii) for Mr. Regan, $27,129 for accrued and unused vacation paid in connection with his resignation.

(4)
Mr. Regan resigned effective December 31, 2014. Vanessa Gomez LaGatta was elected Senior Vice President - Chief Financial Officer and Treasurer effective January 1, 2015; information regarding certain aspects of her compensation is included under “Compensation Discussion and Analysis” above.

(5)
For Mr. Rushford, the 2014 amounts in the “Salary,” “Bonus” and “All Other Compensation” columns are converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar. In 2013, an exchange rate of 0.9047 U.S. dollars per 1 Canadian dollar was used. Mr. Rushford’s salary was Can$351,000 for 2014 and 2013; differences in the base salaries reported in the table are due to currency fluctuations. Mr. Rushford was not a named executive officer in 2012.

(6)	Ms. Massey served as Controller until she was appointed Vice President – Chief Accounting Officer effective December 1, 2014. Ms. Massey was not a named executive officer in 2013 or 2012.

Grants of Plan-Based Awards in 2014
The following table sets forth certain information regarding equity awards granted in 2014 under the 2006 Equity Plan. The 2006 Equity Plan generally allows the Compensation Committee of the Board to make Quicksilver equity grants to directors, executive officers and selected employees and consultants of Quicksilver.

Name		Approval Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)(1)
	Grant Date
Glenn Darden	—	—	—	—
John C. Regan	3/31/14 11/18/14	3/13/14 11/18/14	35,133 (2) 300,000 (3)	92,400 192,000
Stan Page	3/31/14 11/18/14	3/13/14 11/18/14	34,654 (2) 300,000 (3)	91,140 192,000
J. David Rushford	3/31/14	3/13/14	29,582 (2)	77,801
Romy Massey	7/1/14	6/30/14	35,078 (4)	90,501

______________

(1)	This column shows the grant date fair value calculated in accordance with FASB ASC Topic 718 for equity awards granted to the named executive officers in 2014.

(2)	These shares were fully vested on the grant date and were part of the bonus paid for 2013 performance.

(3)
Mr. Regan forfeited this award upon his resignation, effective December 31, 2014. The restrictions on Mr. Page’s award lapse as to one third of these shares on November 18, 2015, and will lapse as to one-third of these shares on each of November 18, 2016 and 2017. These restrictions may lapse earlier upon death, disability, a termination resulting from a reduction in force, or a change in control (see “—Potential Payments Upon Termination or in Connection with a Change in Control”).

(4)
This award was granted to Ms. Massey as part of a program for non‑executive employees. Restrictions on these shares lapsed as to one third of the shares on February 1, 2015, and will lapse as to one third of the shares on each of February 1, 2016 and 2017. These restrictions may lapse earlier upon death, disability, qualified retirement or a change in control (see “—Potential Payments Upon Termination or in Connection with a Change in Control”).

Outstanding Equity Awards at Fiscal Year-End in 2014
The following table sets forth information regarding the December 31, 2014 holdings by the named executive officers of Quicksilver of options, restricted stock and restricted stock units. Each equity grant is shown separately for each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Glenn Darden	72,340 342,920 115,327 169,747 247,825	— — — — 123,913 (2)	30.95 6.21 15.88 14.88 6.96	01/02/18 01/01/19 01/03/20 01/02/21 01/02/22	74,234 (5) 24,590 (7)	14,847 4,918
John C. Regan (16)	835 2,381 10,834 31,977	— — — —	6.21 15.88 14.88 6.96	03/31/15 03/31/15 03/31/15 03/31/15
Stan Page	22,592 34,415 34,722 43,806 63,955	— — — — 31,977 (2)	30.95 6.21 15.88 14.88 6.96	01/02/18 01/01/19 01/03/20 01/02/21 01/02/22	19,157 (5) 8,218 (7) 182,025 (10) 21,694 (11) 147,955 (12) 300,000 (14)	3,831 1,644 36,405 4,339 29,591 60,000
J. David Rushford (15)	38,537 55,463 — —	— 27,731 (2) 240,075 (3) 240,075 (4)	14.88 6.96 1.65 1.65	01/01/21 01/02/22 07/14/23 07/14/23	16,613 (5) 6,661 (7) 160,323 (10) 17,158 (11)	3,323 1,332 32,065 3,432
Romy Massey					3,539 (6) 3,333 (8) 19,908 (9) 27,424 (12) 35,078 (13)	708 667 3,982 5,485 7,016
______________

(1)
The market value of restricted share and restricted stock unit awards is based on the closing market price of Quicksilver common stock on December 31, 2014, the last trading day of fiscal 2014, which was $0.20.

(2)	The option became exercisable with respect to all of these shares on January 3, 2015.

(3)	The option will become exercisable with respect to all of these shares on July 15, 2016.

(4)
The option will become exercisable with respect to all of these shares upon the Board approved closing and funding of a transaction or series of transactions to sell or otherwise dispose of at least 25% of the Quicksilver’s interest in its oil and gas assets in the Horn River Basin.

(5)	All of these restricted shares or restricted stock units vested on January 3, 2015.

(6)	All of these restricted shares vested on February 1, 2015.

(7)	All of these restricted shares or restricted stock units vested on April 16, 2015.

(8)	All of these restricted shares will vest on September 4, 2015.

(9)	One half of the restricted shares vested on January 2, 2015, and one half of the shares will vest on January 2, 2016.

(10)	One half of these restricted shares or restricted stock units vested on January 22, 2015, and one half of these restricted shares or restricted stock units will vest on January 22, 2016.

(11)	One half of these restricted shares or restricted stock units vested on March 22, 2015, and one half of these restricted shares or restricted stock units will vest on March 22, 2016.

(12)	All of these restricted shares will vest on July 15, 2016.

(13)	One third of these restricted shares vested on February 1, 2015, and one third of these shares will vest on each of February 1, 2016 and 2017.

(14)	One third of these restricted shares will vest on each of November 18, 2015, 2016 and 2017.

(15)	Consistent with grants to other Canadian employees, Mr. Rushford’s grants of restricted stock units settle in cash upon vesting.

(16)	Mr. Regan resigned effective December 31, 2014.

Option Exercises and Stock Vested in 2014
The following table sets forth information regarding the aggregate number of restricted stock or restricted stock units held by the named executive officers that vested during 2014. None of the named executive officers exercised options during 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Glenn Darden	143,900	466,896
John C. Regan	166,958	509,258
Stan Page	186,000	570,056
J. David Rushford	160,241	492,064
Romy Massey	16,826	48,649
_______________

(1)
Restrictions with respect to restricted stock and, in the case of Mr. Rushford restricted stock units, lapsed on the following dates with respect to the numbers of shares and at the market prices per share of Quicksilver common stock indicated below:

		Number of Shares (#)
Date	Market Price ($)	Mr. Darden	Mr. Regan	Mr. Page	Mr. Rushford	Ms. Massey
January 2, 2014	3.41	—	—	—	—	9,955
January 3, 2014	3.35	108,955	14,058	28,118	24,496	—
January 22, 2014	3.23	—	91,013	91,013	80,162	—
February 1, 2014	3.11	—	—	—	—	3,538
March 11, 2014	2.93	10,356	—	2,012	884	—
March 22, 2014	2.63	—	7,365	10,847	8,579	—
March 31, 2014	2.63	—	35,133	34,654	29,582	—
April 16, 2014	2.91	24,589	19,389	19,356	16,538	—
September 4, 2014	1.11	—	—	—	—	3,333

Potential Payments Upon Termination or in Connection with a Change in Control
Death and Disability
Under the terms of the equity awards granted under the 2006 Equity Plan to each of the named executive officers, each outstanding award (with the exception of the Horn River Basin transaction award granted to Mr. Rushford on July 15, 2013) will immediately vest in full upon the holder’s death or disability. Awards will convert or become exercisable or transfer restrictions will lift, as applicable, upon such vesting. Stock options that vest due to a named executive officer’s death or disability remain exercisable for the shorter of five years following such death or disability or the original term of the options. In addition, under the terms of the cash retention award granted to Mr. Page on December 1, 2014, the clawback requirements of the award terminate upon his death or disability.
Retirement
Under the terms of the equity awards granted under the 2006 Equity Plan to each of the named executive officers, each outstanding award (with the exception of the retention awards granted to Messrs. Regan and Page and the Horn River Basin transaction award granted to Mr. Rushford, in each case on July 15, 2013) will immediately vest in full upon the holder’s retirement after attaining age 62 and completing five years of service with Quicksilver. Awards will convert or become exercisable or transfer restrictions will lift, as applicable, upon such vesting. Stock options that vest due to a named executive officer’s eligible retirement remain exercisable for the shorter of five years following such retirement or the original term of the options.
Reduction in Force
Under the terms of the cash and equity retention awards granted to Messrs. Page and Rushford and Ms. Massey on July 15, 2013, and the equity retention award granted to Mr. Page on December 1, 2014, each outstanding award will immediately vest in full upon a termination through no fault of the recipient as a result of a reduction in force, subject to the executive’s execution and non‑revocation of a release agreement. Awards will become payable or become exercisable or transfer restrictions will lift, as applicable, upon such vesting. Similarly, under the terms of the cash retention award granted to Mr. Page on December 1, 2014, the clawback requirements of the award terminate upon a termination through no fault of the recipient as a result of a reduction in force, subject to the executive’s execution and non‑revocation of a release agreement.
Change in Control
Under the terms of the equity awards granted under the 2006 Equity Plan to each of the named executive officers, each outstanding award (with the exception of the Horn River Basin transaction award granted to Mr. Rushford on July 15, 2013) will immediately vest in full upon a “change in control” (as defined in the 2006 Equity Plan) of Quicksilver that occurs while the named executive officer is an employee of Quicksilver. Awards will convert or become exercisable or transfer restrictions will lift, as applicable, upon vesting. In addition, under the terms of the cash retention award granted to Mr. Page on December 1, 2014, the clawback requirements of the award terminate upon a change in control.
Payments Upon Termination Following a Change in Control. Under the terms of the Change in Control Plan, if, on or within two years after the occurrence of a “change in control” (as defined in the Change in Control Plan) of Quicksilver there is an involuntary termination of a named executive officer (including termination for specified “good reason” events), the named executive officer is entitled to the following benefits:

•	a lump sum cash payment on the 60th day (unless subject to the six‑month payment delay under Section 409A of the Code) following the named executive officer’s separation from service equal to three times the sum of his (i) base salary plus (ii) “benchmark bonus” (generally defined as the greater of (a) the average of the last three consecutive annual bonuses earned by the named executive officer (or, all annual bonuses earned by him if he has been employed by Quicksilver for less than three years) or (b) the named executive officer’s target annual bonus in the year in which the change in control occurs), subject to the execution of a general release by the named executive officer;

•	accelerated vesting of all outstanding equity awards held by the named executive officer;

•
continued group medical, dental, vision and life insurance coverage, paid by Quicksilver, for two years following the named executive officer’s termination date, subject to the execution of a general release by the named executive officer; and

•	accelerated vesting of the named executive officer’s 401(k) plan account balance, to the extent permitted by law.
Benefits provided pursuant to the Change in Control Plan are required to be reduced by any severance, termination or similar payment made to the named executive officer pursuant to any employment, change in control, severance or similar agreement with Quicksilver or a subsidiary of Quicksilver, unless the other agreement expressly provides that such payment is in addition to payments under the Change in Control Plan.
Retention Bonus Following a Change in Control. Under the Change in Control Plan, each of the named executive officers who remains employed by Quicksilver throughout the six‑month period following a change in control is entitled to a lump sum cash retention bonus equal to one‑half of the named executive officer’s base salary, without regard to whether he or she is or ever will become entitled to severance benefits under the Change in Control Plan.
If any payment or benefit to be paid or provided by Quicksilver or its subsidiaries under the Change in Control Plan or otherwise would be subject to the excise tax imposed by Section 4999 of the Code on “excess parachute payments,” within the meaning of Section 280G of the Code, then Quicksilver is required to make an additional payment to the named executive officer such that after payment of all taxes on the additional payment (including income and employment taxes, as well as interest and penalties), the named executive officer retains an amount equal to the excise tax imposed on such individual by Section 4999 of the Code.
The “change in control” definitions under the 2006 Equity Plan and the Change in Control Plan are substantially the same. “Change in control” generally means the occurrence of one of the following events: any person is or becomes the beneficial owner of 50% or more of the combined voting power of the then-outstanding voting stock of Quicksilver, except acquisitions approved by the incumbent directors and acquisitions by specified related persons; a majority of the board ceases to be comprised of incumbent directors; or the consummation of a business combination transaction, including a sale of all or substantially all assets, immediately after which the voting stock of Quicksilver outstanding immediately prior to such transaction does not continue to represent at least 50% of the combined voting power of the then-outstanding shares of voting stock of the surviving entity. Under the Change in Control Plan, a “good reason” event generally means the occurrence of one of the following events with regard to a participant: a change in duties or position; a reduction in base salary or incentive bonus opportunity; a change in compensation or benefits without provision of comparable, or, for certain specified benefits, the same, compensation or benefits; a relocation of workplace outside a radius of 50 miles; failure of Quicksilver to honor any provision of the Change in Control Plan; or notice of termination of an employment agreement.

Potential Payments Upon Termination or Change in Control Table
The following table sets forth the payments that each of the named executive officers, other than Mr. Regan, would have received upon the occurrence of any of the events described below based on the assumption that the event occurred on December 31, 2014, the last day of 2014. Mr. Regan’s outstanding equity awards were forfeited upon his resignation, effective December 31, 2014, and he did not receive any severance or similar payments. The amounts shown in the table below do not include payments and benefits, such as accrued salary and accrued vacation, to the extent that they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

		Change in Control Retention Bonus	Cash Severance	Acceleration of Cash‑Based Awards	Acceleration of Equity-Based Awards	Insurance Premiums	Tax Gross‑Up Value	Total
Name	Event	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Glenn Darden	Death	—	—	—	19,765	—	—	19,765
	Disability	—	—	—	19,765	—	—	19,765
	Retirement (7)	—	—	—	—	—	—	—
	Reduction in force	—	—	—	—	—	—	—
	Change in control	227,500	4,777,500	—	19,765	55,270	—	5,080,035

Stan Page	Death	—	—	—	135,810	—	—	135,810
	Disability	—	—	—	135,810	—	—	135,810
	Retirement (7)	—	—	—	—	—	—	—
	Reduction in force	—	—	122,063	89,591	—	—	211,654
	Change in control	162,750	2,148,300	122,063	135,810	38,773	—	2,607,696

J. David Rushford (8)	Death	—	—	—	40,151	—	—	40,151
	Disability	—	—	—	40,151	—	—	40,151
	Retirement (7)	—	—	—	—	—	—	—
	Reduction in force	—	—	97,938	—	—	—	97,938
	Change in control	137,504	1,650,051	97,938	40,151	11,100	—	1,936,744

Romy Massey	Death	—	—	—	17,856	—	—	17,856
	Disability	—	—	—	17,856	—	—	17,856
	Retirement (7)	—	—	—	—	—	—	—
	Reduction in force	—	—	90,500	5,485	—	—	95,985
	Change in control	105,000	945,000	90,500	17,856	53,719	478,909	1,690,985
_______________

(1)
Pursuant to the Change in Control Plan, this amount is payable as a lump sum only if the named executive officer remains employed by Quicksilver throughout the six‑month period following a change in control of Quicksilver.

(2)
Pursuant to the Change in Control Plan, this amount is payable as a lump sum only if there is an involuntary termination of the named executive officer on or within two years after a change in control of Quicksilver occurs. Although no bonuses were paid for 2014, and any bonus payout was entirely within the Compensation Committee’s discretion, in May 2014 (and December 2014 for Ms. Massey), the Committee adopted target annual bonus opportunities for the named executive officers, which are used in the calculation of this amount.

(3)
This amount reflects the unvested value, as of December 31, 2014, that would vest upon the occurrence of the applicable event pursuant to outstanding cash retention awards. These awards were cancelled in 2015 in connection with a new retention program put in place at such time.

(4)
This amount reflects the market value, as of December 31, 2014, the last trading day of fiscal 2014, of unvested shares of restricted stock or restricted stock units of Quicksilver that would vest upon the occurrence of the applicable event. There is no value included for options because the exercise price for all outstanding unvested options was in excess of the closing market price on December 31, 2014. The closing market price of Quicksilver common stock was $0.20 on December 31, 2014.

(5)
For each named executive officer, consists of health insurance and life insurance premiums payable under the Change in Control Plan over the two‑year period following a change in control of Quicksilver in the amounts set forth opposite his or her name:

Name	Health Insurance Premium	Life Insurance Premium
	($)	($)
Glenn Darden	52,006	3,264
Stan G. Page	36,117	2,656
John D. Rushford	9,299	1,801
Romy Massey	52,006	1,714

(6)
This amount is an estimate of the lump sum payment Quicksilver would be required to make to the named executive officer because certain payments to the named executive officer are subject to the excise tax imposed by Section 4999 of the Code.

(7)
As described above under “—Retirement,” the vesting of awards granted under the 2006 Equity Plan generally accelerate on retirement after attaining age 62 and completing five years of service. Each of the named executive officers will first satisfy these conditions on the date indicated: Mr. Glenn Darden – September 22, 2017; Mr. Page – September 14, 2019; Mr. Rushford – February 28, 2022; and Ms. Massey – November 5, 2039.

(8)
Mr. Rushford’s change in control retention bonus, cash severance, acceleration of cash‑based awards and insurance premium amounts are converted to U.S. dollars using an exchange rate of 0.7835 U.S. dollars per 1 Canadian dollar.

Director Compensation for 2014
Directors who are also employees of Quicksilver are not separately compensated for their service as directors. For 2014, each non-employee director was entitled to an annual fee of $205,000, with $99,000 of the fee payable in restricted stock and $106,000 of the fee payable in cash (subject to elections by the directors to receive restricted stock or stock options in lieu of some or all of the cash portion of the fee). The restricted stock and stock options were granted in accordance with the terms of the 2006 Equity Plan on January 2, 2014. For 2014, each of Mr. Thomas Darden (who resigned from the Board in September 2014) and Mr. Pinsonnault (who joined the Board in April 2014), was entitled to $79,500 cash (his pro rata portion of the 2014 annual cash fee) and $99,000 in restricted shares in accordance with the terms of the 2006 Equity Plan.
The following table sets forth certain information regarding the compensation earned in 2014 by Quicksilver’s non‑employee directors.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Thomas F. Darden (4)	79,500	98,999	178,499
W. Byron Dunn (4)	—	204,999	204,999
Michael Y. McGovern	106,000	98,999	204,999
Steven M. Morris (4)	106,000	98,999	204,999
Scott M. Pinsonnault	79,500	98,999	178,499
W. Yandell Rogers, III (4)	—	204,999	204,999
Mark J. Warner (4)	—	204,999	204,999
_______________

(1)
Mr. Glenn Darden and Ms. Self serve as directors and executive officers of Quicksilver and are not separately compensated for their service as directors. Mr. Thomas Darden retired as an employee of Quicksilver on December 31, 2013, and was compensated as a non-employee director effective January 1, 2014 until he resigned from the Board effective September 1, 2014. For information regarding compensation and other payments that Mr. Thomas Darden received pursuant to his retirement and consulting agreement with Quicksilver, see “Related‑Party Transactions” in Item 13 of this of this Form 10-K/A. For information regarding the compensation that Mr. Glenn Darden received for his service as President and Chief Executive Officer, see “Compensation Discussion and Analysis, “Summary Compensation Table for 2014,” and the related tables and disclosures above. For information regarding the compensation that Ms. Self received for her service as Vice President – Human Resources, see “Related‑Party Transactions” in Item 13 of this of this Form 10-K/A.

(2)
This column reports the amount of compensation earned in 2014 and paid in cash for Board and committee service. For each of Messrs. Thomas Darden and Pinsonnault, the 2014 cash fee was prorated for three quarters of service. Each of Messrs. Dunn, Rogers and Warner elected to receive all of the annual $106,000 cash fee in the form of 31,085 shares of restricted stock in accordance with the terms of the 2006 Equity Plan.

(3)
The grant date fair value calculated in accordance with FASB ASC Topic 718 of the 29,032 shares of restricted stock granted to each of the non‑employee directors on January 2, 2014, was $98,999. The grant date fair value calculated in accordance with FASB ASC Topic 718 of the 31,085 shares of restricted stock granted to each of Messrs. Dunn, Rogers and Warner on January 2, 2014 in lieu of annual cash fees was $106,000. The grant date fair value calculated in accordance with FASB ASC Topic 718 of the 34,982 shares of restricted stock granted to Mr. Pinsonnault on April 14, 2014, was $98,999. Additional information regarding the calculation of these amounts is included in Note 2 and Note 15 to Quicksilver’s audited financial statements included in the Form 10-K. As of December 31, 2014, the following non‑employee directors held the following numbers of shares of restricted stock: Mr. Dunn – 85,013; Mr. McGovern –

57,852; Mr. Morris – 53,928; Mr. Pinsonnault – 34,982; Mr. Rogers – 85,013; and Mr. Warner – 85,013. Mr. Thomas Darden’s restricted stock was forfeited upon his resignation from the Board effective September 1, 2014.

(4)
As of December 31, 2014, the following non‑employee directors held options to purchase the following numbers of shares of Quicksilver common stock: Mr. Thomas Darden – 1,901,693; Mr. Dunn – 79,517; Mr. Morris – 75,227; Mr. Rogers – 107,022; and Mr. Warner – 112,100.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management and Certain Beneficial Holders
The following table sets forth certain information that has been provided to Quicksilver regarding the beneficial ownership of Quicksilver common stock as of February 28, 2015 (except where another date is indicated), by:

•	each director of Quicksilver;

•	each named executive officer of Quicksilver;

•	all directors and current executive officers of Quicksilver as a group; and

•	each person known to Quicksilver to beneficially own more than 5% of Quicksilver common stock.
Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares. The percentage of beneficial ownership is calculated on the basis of 183,217,664 shares of Quicksilver common stock outstanding as of February 28, 2015.

Beneficial Owner	Number of Shares	Percent of Outstanding Shares
Directors and Named Executive Officers
Glenn Darden (1)(2)(3)(4)	40,181,380	21.8%
Anne Darden Self (1)(2)(3)	37,846,118	20.6%
W. Byron Dunn (2)(4)(5)	784,825	*
Michael Y. McGovern (4)	593,042	*
Steven M. Morris (2)(4)	1,029,580	*
Scott M. Pinsonnault (4)	555,761	*
W. Yandell Rogers, III (2)(4)	880,029	*
Mark J. Warner (2)(4)	812,686	*
Stan G. Page (2)(4)	1,143,906	*
J. David Rushford (2)	139,480	*
Romy M. Massey (4)	101,312	*
John C. Regan (2)	208,949	*
Directors and current executive officers as a group (13 persons) (1)(2)(3)(4)(5)(6)	51,109,323	27.6%

Holders of More Than 5% Not Named Above
Thomas F. Darden (1)(2)(6)	36,706,633	19.8%
Pennsylvania Management, LLC (7)	33,330,259	18.2%
Quicksilver Energy L.P. (7)	33,330,259	18.2%
Mount Kellett Capital Management LP (8)	13,239,146	7.2%
_______________
* Indicates less than 1%

(1)
Includes as to each of Messrs. Glenn Darden and Thomas Darden and Ms. Self: 33,330,259 shares beneficially owned by Quicksilver Energy L.P., for which he or she has shared voting and investment power as a member of Pennsylvania Management, LLC, the sole general partner of Quicksilver Energy L.P. Each of Messrs. Glenn Darden and Thomas Darden and Ms. Self disclaims beneficial ownership of all shares owned by Quicksilver Energy L.P., except to the extent of his or her pecuniary interest therein. The business address of each of Mr. Glenn Darden and Ms. Self is 801 Cherry Street, Suite 3700, Unit 19, Fort Worth, Texas 76102. Mr. Thomas Darden’s business address is 4800 Bryant Irvin Court, Fort Worth, Texas 76107.

(2)
Includes with respect to each of the following individuals and all directors and current executive officers as a group, the following numbers of shares subject to options that are vested or will vest on or before April 29, 2015: Mr. Glenn Darden – 1,072,072; Ms. Self – 138,122; Mr. Dunn – 79,517; Mr. Morris – 68,405; Mr. Rogers – 100,200; Mr. Warner – 105,278; Mr. Page – 231,467; Mr. Rushford – 121,731; Mr. Regan – 46,027; Mr. Thomas Darden – 1,901,693; and all directors and current executive officers as a group – 1,980,355.

(3)
Includes with respect to each of the following individuals and all directors and current executive officers as a group, the following numbers of shares pledged as collateral security for loans or loan commitments or in accordance with customary terms and conditions of standard margin account arrangements: Mr. Glenn Darden – 6,113,849 (including 6,113,849 shares beneficially owned by Quicksilver Energy L.P.); Ms. Self – 6,113,849 (including 6,113,849 shares beneficially owned by Quicksilver Energy L.P.); and all directors and current executive officers as a group – 6,113,849 (including 6,113,849 shares beneficially owned by Quicksilver Energy L.P.).

(4)
Includes with respect to each of the following individuals and all directors and current executive officers as a group, the following numbers of shares of unvested restricted stock for which the indicated beneficial owners have no investment power: Mr. Glenn Darden – 24,590; Mr. Dunn – 551,396; Mr. McGovern – 568,953; Mr. Morris – 551,396; Mr. Pinsonnault – 555,761; Mr. Rogers – 551,396; Mr. Warner – 551,396; Mr. Page – 568,880; Ms. Massey – 64,096; and all directors and current executive officers as a group – 4,226,264.

(5)
Includes 41,151 shares beneficially owned by La Jolla Holdings, LTD, for which Mr. Dunn has shared voting and investment power as a member of 17WJ Mgmt LLC, the sole general partner of La Jolla Holdings, LTD. Mr. Dunn disclaims beneficial ownership of all shares owned by La Jolla Holdings, LTD, except to the extent of his pecuniary interest therein.

(6)	The ownership information for Mr. Thomas Darden is based solely on his latest Form 4, filed with the SEC on January 6, 2014, and Quicksilver’s stock plan administration records.

(7)
As sole general partner of Quicksilver Energy L.P., Pennsylvania Management, LLC has sole voting and investment power with respect to 33,330,259 shares of Quicksilver common stock beneficially owned by Quicksilver Energy L.P. The address of Pennsylvania Management, LLC and Quicksilver Energy L.P. is 801 Cherry Street, Suite 3700, Unit 19, Fort Worth, Texas 76102.

(8)
Based on a Schedule 13G/A filed by Mount Kellett Capital Management LP with the SEC on February 17, 2015, Mount Kellett Capital Management LP had sole voting and investment power over 13,239,146 shares of Quicksilver common stock. The address of Mount Kellett Capital Management LP is 280 Park Avenue, 4th Floor East, New York, New York 10017.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014, with respect to shares of common stock that may be issued under Quicksilver’s existing equity compensation plans.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	8,227,088 (2)	$7.83 (3)	11,631,313 (4)
Equity compensation plans not approved by stockholders	—	—	—
Total	8,227,088	$7.83	11,631,313
_______________

(1)	Consists of the 2006 Equity Plan and the 2004 Non‑Employee Director Equity Plan.

(2)
Consists of 6,590,773 options and 1,636,315 stock-settled restricted stock units. Each restricted stock unit entitles the holder to receive, upon vesting and without payment of any cash, one share of common stock with respect to each restricted stock unit.

(3)	Reflects the weighted-average exercise price for the 6,590,773 options outstanding under equity compensation plans approved by stockholders.

(4)
Upon stockholder approval of the 2006 Equity Plan, Quicksilver ceased to grant awards under the 2004 Non‑Employee Director Equity Plan. Accordingly, this number reflects only shares of common stock remaining available for future issuance under the 2006 Equity Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Related-Party Transaction Policy
The Board has adopted a written related-party transaction policy pursuant to which it has delegated to the Audit Committee the responsibility for reviewing and, if appropriate, approving or ratifying related-party transactions. The policy covers transactions to which Quicksilver or any of its subsidiaries is a party and in which any director, director nominee or executive officer of Quicksilver or any person that beneficially owns more than 5% of the common stock of Quicksilver (each a “related party”), or an immediate family member of such director, nominee, officer or owner, had, has or will have a direct or indirect interest, other than a transaction involving (i) $120,000 or less, (ii) compensation by Quicksilver of a related party or an immediate family member of a related party for services as a director or executive officer of Quicksilver that has been approved by the Compensation Committee or the Nominating and Corporate Governance Committee, (iii) only Quicksilver and any of its wholly‑owned subsidiaries, (iv) only Quicksilver’s wholly‑owned subsidiaries, (v) an interest of a related party or any immediate family member of such related party that arises solely from (a) such person’s position as a director of another corporation or organization that is a party to the transaction, (b) from the direct or indirect ownership by all related parties and immediate family members of such related parties, in the aggregate, of less than 10% equity interest (other than a general partner interest) in another entity which is a party to the transaction or (c) from both such position and ownership, or (vi) an interest of a related party, any immediate family member of such related party or any related entity of such related party that arises solely from the ownership of Quicksilver equity securities and all holders of that class of Quicksilver equity securities receive the same benefit on a pro rata basis. The policy instructs directors and executive officers to bring any possible related-party transaction to the attention of Quicksilver’s General Counsel or Compliance Officer, who, unless he or she determines that the transaction is not a related-party transaction, will notify the Chairman of the Audit Committee.
The Audit Committee reviews each related-party transaction of which it becomes aware and may approve or ratify a related-party transaction if the Audit Committee determines that the transaction is in the best interest of Quicksilver and its stockholders. In making this determination, the Audit Committee considers (i) whether the terms of the related-party transaction are more or less favorable to Quicksilver than those that could be expected to be obtained from an unrelated third party on an arm’s length basis; (ii) any provisions in Quicksilver’s financing arrangements relating to transactions with related parties or affiliates; and (iii) any other matters the Audit Committee deems relevant and appropriate. The Audit Committee reports periodically to the Board on the nature of the related‑party transactions that have been presented to the Audit Committee and the determinations that the Audit Committee has made with respect to those transactions. The Audit Committee has reviewed and approved or ratified each of the related-party transactions discussed below.
Related-Party Transactions
Quicksilver received from Mercury Exploration Company (a corporation owned indirectly by members of the Darden family) $0.1 million in 2014, and expects to receive from Mercury Exploration $0.1 million in 2015, for sublease and lease rentals and reimbursement for employee insurance coverage and administrative services.
Thomas F. Darden, brother of Glenn Darden and Anne Darden Self, retired as an employee on December 31, 2013, and resigned from the board of directors effective September 1, 2014. In May 2013, Quicksilver entered into an agreement with Mr. Thomas Darden with respect to his retirement and provision of consulting services for a three-year period following his retirement. Pursuant to the agreement and subject to Mr. Darden’s execution and non-revocation of a release agreement satisfactory to Quicksilver, (i) effective January 29, 2014, he vested in options to purchase 304,407 shares of Quicksilver common stock and 242,724 shares of restricted stock, and each of his outstanding options remains exercisable for the shorter of five years following the date of his termination of employment or the original term of the option and (ii) in March 2014, he was granted an equity bonus for 2013 in the form of 72,662 fully vested shares having a grant date fair value equal to $191,100. During 2014, pursuant to the agreement, consulting fee payments of $540,000, office allowance payments of $150,000 and COBRA payments of $39,000 were made to Mr. Darden. In addition, Mr. Darden was eligible to receive bonuses of up to $2.5 million in the aggregate under certain circumstances in connection with certain possible future strategic transactions occurring on or before December 31, 2016. Quicksilver discontinued payments under the agreement in February 2015 and, in connection with Quicksilver’s chapter 11 filing on March 17, 2015, on April 15, 2015, the United States Bankruptcy Court for the District of Delaware entered an order authorizing Quicksilver’s rejection of the agreement effective as of March 17, 2015.
For her service during 2014 as Quicksilver’s Vice President – Human Resources, Anne Darden Self received total compensation (calculated in the same manner as total compensation in the Summary Compensation Table in this proxy statement) of $284,556. In February 2015, she received a cash bonus of $84,375, subject to clawback if her employment terminates prior to February 27, 2016 (unless there is a change in control of Quicksilver or her employment is terminated by Quicksilver without cause, or due to death or disability). Ms. Self continues to serve as Vice President – Human Resources, and Quicksilver anticipates her total compensation for 2015 will not be less than that she received in 2014.

Independent Directors
Quicksilver’s Board has been composed of a majority of independent directors since going public in 1999. The categorical independence standards for directors adopted by the Board appear in the Corporate Governance section of Quicksilver’s website (www.qrinc.com/corporate_governance).
The Board determined that each of Messrs. Dunn, McGovern, Morris, Pinsonnault, Rogers and Warner satisfies Quicksilver’s categorical independence standards and further determined that each of them is independent of Quicksilver and its management within the meaning of the NYSE’s listing standards.

ITEM 14.	Principal Accountant Fees and Services
The table below summarizes the fees billed by Ernst & Young LLP, Quicksilver’s independent registered public accounting firm, for the years ended December 31, 2014 and December 31, 2013:

	Ernst & Young
	2014	2013
Audit Fees (1)	$2,341,303	$1,954,676
Audit-Related Fees (2)	133,765	295,749
Tax Fees	—	—
All Other Fees (3)	19,002	19,894

_______________

(1)
These amounts consist of the aggregate fees billed/estimated to be billed for professional services rendered for the audit of Quicksilver’s annual financial statements and the review of the financial statements included in Quicksilver’s quarterly reports on Form 10-Q.

(2)
These amounts consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Quicksilver’s financial statements and are not described above under “Audit Fees.” In 2014 and 2013, audit-related fees consisted of fees related to assurance services in connection with capital markets transactions and assurance services in connection with Quicksilver’s affiliated joint venture.

(3)	This amount consists of fees billed for attestation services in connection with environmental reporting obligations in British Columbia.
Pre-Approval Policies and Procedures. In general, all engagements of Quicksilver’s independent registered public accountants, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Chair of the Audit Committee, Mr. Morris, is authorized to pre-approve any audit and non-audit services on behalf of the Audit Committee, provided that these decisions are presented to the full Audit Committee at its next regularly scheduled meeting. None of the services described above as Audit-Related Fees or All Other Fees were exempt from the pre-approval requirements set forth in SEC rules and regulations.

PART IV
ITEM 15.
The following are filed as part of this Annual Report:
Financial Statements
See the index to the consolidated financial statements and related footnotes and other supplemental information included in Item 8 of the Form 10-K, which identifies the financial statements filed herewith.
Financial Statement Schedules
All other schedules are omitted from this item because the information is inapplicable or is presented in the consolidated financial statements and related notes in Item 8 of the Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1*	Purchase Agreement, dated as of July 22, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.	8-K	001-14837	2.1	7/23/2010
2.2*	Purchase Agreement Amendment No. 1, dated as of September 17, 2010, among First Reserve Crestwood Holdings LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-Q	001-14837	2.2	11/8/2010
2.3*	Purchase and Sale Agreement, dated March 28, 2013, between Quicksilver Resources Inc., as Seller, and TG Barnett Resources LP, as Buyer	8-K	001-14837	2.1	5/6/2013
3.1	Amended and Restated Certificate of Incorporation of Quicksilver Resources Inc. filed with the Secretary of State of the State of Delaware on May 21, 2008	S-3	333-151847	4.1	6/23/2008
3.2	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Quicksilver Resources Inc.	10-Q	001-14837	3.3	5/8/2006
3.3	Amended and Restated Bylaws of Quicksilver Resources Inc.	8-K	001-14837	3.1	5/16/2013
4.1	Form of Common Stock Certificate of Quicksilver Resources Inc.	10-K	001-14837	4.1	3/17/2014
4.2	Indenture, dated as of December 22, 2005, between Quicksilver Resources Inc. and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	S-3	333-130597	4.7	12/22/2005
4.3	First Supplemental Indenture, dated as of March 16, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	8-K	001-14837	4.1	3/21/2006
4.4	Second Supplemental Indenture, dated as of July 31, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-K	001-14837	4.5	3/15/2010
4.5	Third Supplemental Indenture, dated as of September 26, 2006, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-Q	001-14837	4.1	11/7/2006
4.6	Fourth Supplemental Indenture, dated as of October 31, 2007, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee (as successor in interest to JPMorgan Chase Bank, National Association)	10-K	001-14837	4.7	3/15/2010

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of June 27, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/30/2008
4.8	Sixth Supplemental Indenture, dated as of July 10, 2008, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	7/10/2008
4.9	Seventh Supplemental Indenture, dated as of June 25, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/26/2009
4.10	Eighth Supplemental Indenture, dated as of August 14, 2009, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	8/17/2009
4.11	Ninth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.12	4/16/2012
4.12	Tenth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.13	4/16/2012
4.13	Eleventh Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.14	4/16/2012
4.14	Twelfth Supplemental Indenture, dated as of December 23, 2011, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-14837	4.15	4/16/2012
4.15	Thirteenth Supplemental Indenture, dated as of February 28, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.1	5/10/2012
4.16	Fourteenth Supplemental Indenture, dated as of February 28, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.2	5/10/2012
4.17	Fifteenth Supplemental Indenture, dated as of February 28, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.3	5/10/2012
4.18	Sixteenth Supplemental Indenture, dated as of February 28, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.4	5/10/2012
4.19	Seventeenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.1	8/9/2012
4.20	Eighteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.2	8/9/2012
4.21	Nineteenth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.3	8/9/2012

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.22	Twentieth Supplemental Indenture, dated as of June 13, 2012, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-14837	4.4	8/9/2012
4.23	Twenty-first Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.1	6/12/2013
4.24	Twenty-second Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.2	6/12/2013
4.25	Twenty-third Supplemental Indenture, dated as of June 12, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-14837	4.3	6/12/2013
4.26	Twenty-fourth Supplemental Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.4	7/1/2013
4.27	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K/A	001-14837	4.1	7/1/2013
4.28	Indenture, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and second lien collateral agent	8-K/A	001-14837	4.2	7/1/2013
4.29	Registration Rights Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers	8-K/A	001-14837	4.3	7/1/2013
4.30	Amended and Restated Rights Agreement, dated as of December 20, 2005, between Quicksilver Resources Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent	8-A/A	001-14837	4.1	12/21/2005
4.31	Amendment dated as of February 23, 2011 to the Amended and Restated Rights Agreement between Quicksilver Resources Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent	8-K	001-14837	4.1	2/24/2011
4.32	Amendment No. 2, dated as of March 8, 2013, to the Amended and Restated Rights Agreement between Quicksilver Resources Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent	8-K	001-14837	4.1	3/8/2013
10.1	Wells Agreement dated as of December 15, 1970, between Union Oil Company of California and Montana Power Company	S-4/A	333-29769	10.5	8/21/1997
10.2**	Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan	8-K	001-14837	10.4	5/25/2007
10.3**	Form of Non-Qualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. Amended and Restated 2004 Non-Employee Director Equity Plan	8-K	001-14837	10.4	1/28/2005
10.4**	Quicksilver Resources Inc. Seventh Amended and Restated 2006 Equity Plan	10-Q	001-14837	10.1	8/8/2013
10.5**	Form of Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.2	5/25/2006
10.6**	Form of Restricted Stock Unit Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.2	11/24/2008

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7**	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Award Agreement (Cash Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.3	11/24/2008
10.8**	Form of Quicksilver Resources Canada Inc. Restricted Stock Unit Award Agreement (Stock Settlement) pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	8-K	001-14837	10.4	11/24/2008
10.9**	Form of Incentive Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	10-K	001-14837	10.9	4/16/2012
10.10**	Form of Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended	10-K	001-14837	10.10	4/16/2012
10.11**	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting)	8-K	001-14837	10.8	5/25/2006
10.12**	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting)	8-K	001-14837	10.5	11/24/2008
10.13**	Form of Non-Employee Director Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (One-Year Vesting)	8-K	001-14837	10.7	5/25/2006
10.14**	Form of Non-Employee Director Restricted Share Award Agreement pursuant to the Quicksilver Resources Inc. 2006 Equity Plan, as amended (Three-Year Vesting)	8-K	001-14837	10.2	5/25/2007
10.15**	Quicksilver Resources Inc. Exempt Employee Discretionary Bonus Plan	10-Q	001-14837	10.4	5/12/2014
10.16**	Quicksilver Resources Inc. Amended and Restated Change in Control Retention Incentive Plan	8-K	001-14837	10.9	11/24/2008
10.17**	Quicksilver Resources Inc. Second Amended and Restated Key Employee Change in Control Retention Incentive Plan	8-K	001-14837	10.8	11/24/2008
10.18**	Quicksilver Resources Inc. Amended and Restated Executive Change in Control Retention Incentive Plan	8-K	001-14837	10.7	11/24/2008
10.19**	Form of Director and Officer Indemnification Agreement	10-Q	001-14837	10.2	11/8/2010
10.20**	Letter to Jeff Cook dated July 20, 2012	10-Q	001-14837	10.1	11/8/2012
10.21**	Employment Separation Settlement Agreement, dated August 9, 2012, between Quicksilver Resources Inc. and Jeff Cook	10-K	001-14837	10.24	3/22/2013
10.22**	Agreement, dated as of May 15, 2013 between Quicksilver Resources Inc. and Thomas F. Darden	10-Q	001-14837	10.2	8/8/2013
10.23**	Mutual Release Agreement, dated January 21, 2014, between Quicksilver Resources Inc. and Thomas F. Darden	10-Q	001-14837	10.2	5/12/2014
10.24**	Letter to John C. Regan dated July 15, 2013	10-Q	001-14837	10.1	11/6/2013
10.25**	Letter to Stan G. Page dated July 15, 2013	10-Q	001-14837	10.2	11/6/2013
10.26**	Letters to J. David Rushford dated July 15, 2013	10-Q	001-14837	10.1	5/12/2014
10.27**	Letter to Stan G. Page dated November 18, 2014	10-K	001-14837	10.3	3/31/2015
10.28	Credit Agreement, dated as of September 6, 2011, among Quicksilver Resources Inc. and the agents and lenders identified therein	10-Q	001-14837	10.1	11/9/2011
10.29	Amended and Restated U.S. Credit Agreement, dated as of December 22, 2011, among Quicksilver Resources Inc. and the agents and lenders identified therein	8-K/A	001-14837	10.1	9/8/2014

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.30	Amended and Restated Canadian Credit Agreement, dated as of December 22, 2011, among Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K/A	001-14837	10.2	9/8/2014
10.31	Omnibus Amendment No. 1 to Combined Credit Agreements, dated as of May 23, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.3	8/9/2012
10.32	Omnibus Amendment No. 2 to Combined Credit Agreements, dated as of August 6, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.4	8/9/2012
10.33	Omnibus Amendment No. 3 to Combined Credit Agreements, dated as of October 5, 2012, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-K	001-14837	10.31	3/22/2013
10.34	Omnibus Amendment No. 4 to Combined Credit Agreements, dated as of April 30, 2013, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.3	8/8/2013
10.35	Omnibus Amendment No. 5 to Combined Credit Agreements, dated as of June 21, 2013, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K/A	001-14837	10.2	9/8/2014
10.36	Omnibus Amendment No. 6 to Combined Credit Agreements, dated as of November 15, 2013, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	8-K	001-14837	10.1	11/18/2013
10.37	Omnibus Amendment No. 7 to Combined Credit Agreements, dated as of April 25, 2014, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.5	5/12/2014
10.38	Omnibus Amendment No. 8 to Combined Credit Agreements, dated as of November 7, 2014, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc. and the agents and lenders identified therein	10-Q	001-14837	10.7	11/10/2014
10.39	Second Lien Credit Agreement, dated as of June 21, 2013, among Quicksilver Resources Inc., the lenders party thereto and Credit Suisse AG, as administrative agent	8-K/A	001-14837	10.1	9/8/2014
10.40	Asset Purchase Agreement, dated as of May 15, 2009, among Quicksilver Resources Inc., as Seller, and ENI US Operating Co. Inc. and ENI Petroleum US LLC, as Buyers	8-K	001-14837	10.1	5/19/2009
10.41***	Contribution Agreement dated December 23, 2011 among Quicksilver Resources Canada Inc., Fortune Creek Gathering and Processing Partnership and 0927530 B.C. Unlimited Liability Company	8-K/A	001-14837	10.1	12/16/2013
10.42***	First Amending Agreement, dated March 13, 2014, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc., Makarios Midstream Inc., Fortune Creek Gathering and Processing Partnership and 0927530 B.C. Unlimited Liability Company	10-Q	001-14837	10.3	5/12/2014
10.43	Guaranty dated December 23, 2011 among Quicksilver Resources Inc., Fortune Creek Gathering and Processing Partnership and 0927530 B.C. Unlimited Liability Company	8-K	001-14837	10.2	12/27/2011
10.44	Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	8-K	001-33631	10.1	1/8/2010

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.45	Amendment to Gas Gathering Agreement, dated as of October 1, 2010, by and between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P.	10-K	001-33631	10.18	2/25/2011
10.46	Second Amendment to Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.	10-Q	001-14837	10.1	11/10/2014
10.47	Sixth Amendment and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.	10-Q	001-33631	10.1	11/6/2008
10.48	Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective January 1, 2009, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Processing Partners L.P.	10-K	001-33631	10.15	3/15/2010
10.49	Second Amendment to Sixth Amendment and Restated Gas Gathering and Processing Agreement, date as of October 1, 2010, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.	10-K	001-33631	10.16	2/25/2011
10.50	Third Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Gas Processing Partners L.P. and Cowtown Pipeline Partners L.P.	10-Q	001-14837	10.2	11/10/2014
10.51	Fourth Amendment to Sixth Amended and Restated Gas Gathering and Processing Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.	10-Q	001-14837	10.3	11/10/2014
10.52	Amended and Restated Gas Gathering Agreement, effective September 1, 2008, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.54	4/16/2012
10.53	First Amendment to Amended and Restated Gas Gathering Agreement, dated September 29, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.55	4/16/2012
10.54	Second Amendment to Gas Gathering Agreement, dated October 1, 2010, between Cowtown Pipeline L.P. and Quicksilver Resources Inc.	10-K	001-14837	10.56	4/16/2012
10.55	Third Amendment to Amended and Restated Gas Gathering Agreement, dated August 13, 2012, between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P.	10-Q	001-14837	10.4	11/10/2014
10.56	Fourth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.	10-Q	001-14837	10.5	11/10/2014
10.57	Fifth Amendment to Amended and Restated Gas Gathering Agreement, dated July 9, 2014, among Quicksilver Resources Inc., TG Barnett Resources LP and Cowtown Pipeline Partners L.P.	10-Q	001-14837	10.6	11/10/2014
21.1	List of subsidiaries of Quicksilver Resources Inc.	10-K	001-14837	21.1	3/31/2015
23.1	Consent of Ernst & Young LLP	10-K	001-14837	23.1	3/31/2015
23.2	Consent of Schlumberger Technology Corporation	10-K	001-14837	23.2	3/31/2015
23.3	Consent of LaRoche Petroleum Consultants, Ltd.	10-K	001-14837	23.3	3/31/2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	31.1	3/31/2015
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	31.2	3/31/2015
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-14837	32.1	3/31/2015
99.1	Report of Schlumberger Technology Corporation	10-K	001-14837	99.1	3/31/2015
99.2	Report of LaRoche Petroleum Consultants, Ltd.	10-K	001-14837	99.2	3/31/2015
101.INS	XBRL Instance Document	10-K	001-14837	101.INS	3/31/2015
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	10-K	001-14837	101.SCH	3/31/2015
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-14837	101.CAL	3/31/2015
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-14837	101.LAB	3/31/2015
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-14837	101.PRE	3/31/2015
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-14837	101.DEF	3/31/2015
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

Quicksilver Resources Inc.

		By:	/s/ Glenn Darden
Glenn Darden
Dated:	April 30, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ W. Yandell Rogers, III	Chairman of the Board; Director	April 30, 2015
W. Yandell Rogers, III

/s/ Glenn Darden	President and Chief Executive Officer	April 30, 2015
Glenn Darden	(Principal Executive Officer); Director

Senior Vice President - Chief Financial Officer
/s/ Vanessa Gomez LaGatta	and Treasurer	April 30, 2015
Vanessa Gomez LaGatta	(Principal Financial Officer)

/s/ Romy Massey	Chief Accounting Officer	April 30, 2015
Romy Massey	(Principal Accounting Officer)

/s/ Anne Darden Self	Director	April 30, 2015
Anne Darden Self

/s/ W. Byron Dunn	Director	April 30, 2015
W. Byron Dunn

/s/ Michael Y. McGovern	Director	April 30, 2015
Michael Y. McGovern

/s/ Steven M. Morris	Director	April 30, 2015
Steven M. Morris

/s/ Scott M. Pinsonnault	Director	April 30, 2015
Scott M. Pinsonnault

/s/ Mark J. Warner	Director	April 30, 2015
Mark J. Warner