Form 10-Q
period 2015-03-31
QUICKSILVER RESOURCES INC
filed 2015-05-18
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of April 30, 2015
Common Stock, $0.01 par value	183,142,386 shares

DEFINITIONS
As used in this Quarterly Report unless the context otherwise requires:

“ABR” means alternate base rate
“AOCI” means accumulated other comprehensive income
“ASC” means FASB Accounting Standards Codification
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

COMMONLY USED TERMS
Other commonly used terms and abbreviations include:

“Amended and Restated Canadian Credit Facility” means our Canadian senior secured revolving credit facility which was amended and restated, effective December 22, 2011, and as further amended, restated, supplemented or otherwise modified
“Amended and Restated U.S. Credit Facility” means our U.S. senior secured revolving credit facility which was amended and restated, effective December 22, 2011, and as further amended, restated, supplemented or otherwise modified
“Bankruptcy Code” means title 11 of the United States Code
“Bankruptcy Court” means the United States Bankruptcy Court for the District of Delaware
“Bar Date” means the general deadline set by the Bankruptcy Court for the filing of proofs of claim by certain pre-petition creditors to formally assert claims against the U.S. Debtors
“Barnett Shale Asset” means our operations and our assets in the Barnett Shale located in the Fort Worth basin of North Texas
“CCAA” means the Companies’ Creditors Arrangement Act (Canada)
“Chapter 11” means chapter 11 of the Bankruptcy Code
“CMLP” means Crestwood Midstream Partners LP
“Combined Credit Agreements” means collectively our Amended and Restated U.S. Credit Facility and our Amended and Restated Canadian Credit Facility
“Creditors Committee” means the official committee of unsecured creditors appointed by the United States Trustee for Delaware under the Bankruptcy Code
“Eni” means either or both Eni Petroleum US LLC and Eni US Operating Co. Inc., which are subsidiaries of Eni SpA
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards in the U.S.

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
“Petition Date” means March 17, 2015
“Schedules and Statements” means the schedules of assets and liabilities and statements of financial affairs that will be filed by the U.S. Debtors with the Bankruptcy Court
“SEC” means the U.S. Securities and Exchange Commission
“Second Lien Notes” means our senior secured second lien notes issued June 21, 2013
“Second Lien Term Loan” means our senior secured second lien term loan facility, effective June 21, 2013
“Southwestern” means Southwestern Energy Company
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
For the Quarter Ended March 31, 2015

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “Quicksilver,” “we,” “us,” and “our” refer to Quicksilver Resources Inc. and its subsidiaries.

Forward-Looking Information
Certain statements contained in this Quarterly Report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “contemplate,” “estimate,” “anticipate,” “believe,” “project,” “target,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
risks and uncertainties associated with the Chapter 11 process, including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•	a filing by QRCI for creditor protection under the CCAA;

•
failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs, make adequate protection payments and our ability to continue as a going concern;

•	domestic and foreign supply and demand for natural gas, NGL and oil and related fluctuations in natural gas, NGL and oil prices;

•	failure or delays in achieving expected production from exploration and development projects;

•	our ability to achieve anticipated cost savings and other spending reductions and operational efficiencies;

•	our ability to secure alternative gathering and processing in our Horn River Basin Asset;

•	uncertainties inherent in estimates of natural gas, NGL and oil reserves and predicting natural gas, NGL and oil production and reservoir performance;

•	our inability to manage our significant exposure to fluctuations in commodity prices as a result of our limited hedge positions;

•	fluctuations in the value of certain of our assets and liabilities;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters, customers and counterparties;

•	the volatility and decline in our stock price, and the inability of our common stock to remain quoted on the OTC Pink;

•	delays in obtaining oilfield equipment and increases in drilling and completion and other service costs;

•	delays in construction of transportation pipelines and gathering, processing and treating facilities;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

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

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended March 31,
	2015	2014

Revenue
Production	$60,737	$115,676
Sales of purchased natural gas	10,771	17,222
Net derivative gains (losses)	27,501	(42,033)
Other	5,748	921
Total revenue	104,757	91,786
Operating expense
Lease operating	15,461	18,757
Gathering, processing and transportation	28,457	32,783
Production and ad valorem taxes	3,525	4,184
Costs of purchased natural gas	10,783	17,192
Depletion, depreciation and accretion	15,289	13,955
General and administrative	18,856	15,320
Other operating	337	649
Total expense	92,708	102,840
Operating income (loss)	12,049	(11,054)
Other income (expense) - net	(25,566)	69
Fortune Creek accretion	(3,228)	(4,401)
Interest expense (contractual interest expense equals $39,388 for the three months ended March 31, 2015)	(36,761)	(40,796)
Reorganization items, net	(60,645)	—
Loss before income taxes	(114,151)	(56,182)
Income tax expense	(1,536)	(2,651)
Net loss	$(115,687)	$(58,833)
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(5,258)	(7,850)
Foreign currency translation adjustment	(7,463)	(4,255)
Other comprehensive loss	(12,721)	(12,105)
Comprehensive loss	$(128,408)	$(70,938)
Earnings (loss) per common share - basic	$(0.66)	$(0.34)
Earnings (loss) per common share - diluted	$(0.66)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$291,840	$223,529
Accounts receivable - net of allowance for doubtful accounts	50,026	65,158
Derivative assets at fair value	7,476	120,176
Other current assets	23,901	14,414
Total current assets	373,243	423,277
Property, plant and equipment - net
Oil and natural gas properties, full cost method (including unevaluated costs of $18,253 and $18,803, respectively)	595,884	614,668
Other property and equipment	108,557	114,112
Property, plant and equipment - net	704,441	728,780
Derivative assets at fair value	—	29,391
Other assets	7,668	32,854
	$1,085,352	$1,214,302
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$260,460	$2,037,305
Accounts payable	10,657	22,586
Accrued liabilities	30,345	81,146
Total current liabilities	301,462	2,141,037
Partnership liability	86,466	91,956
Asset retirement obligations	100,005	104,049
Other liabilities	10,195	15,131
Liabilities subject to compromise	1,851,073	—
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 191,573,739 and 187,802,994 shares issued, respectively	1,916	1,878
Additional paid in capital	784,176	781,669
Treasury stock of 8,363,784 and 7,444,372 shares, respectively	(53,925)	(53,810)
Accumulated other comprehensive income	59,132	71,853
Retained deficit	(2,055,148)	(1,939,461)
Total stockholders' equity	(1,263,849)	(1,137,871)
	$1,085,352	$1,214,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2013	$1,840	$770,092	$(51,422)	$109,881	$(1,836,361)	$(1,005,970)
Net loss	—	—	—	—	(58,833)	(58,833)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $2,426	—	—	—	(7,850)	—	(7,850)
Foreign currency translation adjustment	—	—	—	(4,255)	—	(4,255)
Issuance and vesting of stock compensation	8	3,806	(2,271)	—	—	1,543
Balances at March 31, 2014	$1,848	$773,898	$(53,693)	$97,776	$(1,895,194)	$(1,075,365)

Balances at December 31, 2014	$1,878	$781,669	$(53,810)	$71,853	$(1,939,461)	$(1,137,871)
Net loss	—	—	—	—	(115,687)	(115,687)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $1,536	—	—	—	(5,258)	—	(5,258)
Foreign currency translation adjustment	—	—	—	(7,463)	—	(7,463)
Issuance and vesting of stock compensation	38	2,507	(115)	—	—	2,430
Balances at March 31, 2015	$1,916	$784,176	$(53,925)	$59,132	$(2,055,148)	$(1,263,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Three Months Ended March 31,
	2015	2014

Operating activities:
Net loss	$(115,687)	$(58,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	15,289	13,955
Deferred income tax expense	1,536	2,426
Hedging and derivative activities	131,789	32,555
Stock-based compensation	2,545	3,814
Non-cash interest expense	2,566	2,665
Reorganization items, net	60,615	—
Fortune Creek accretion	3,228	4,401
Other	(261)	(407)
Changes in assets and liabilities
Accounts receivable	12,852	(13,220)
Prepaid expenses and other assets	(11,271)	518
Accounts payable	(10,617)	(10,805)
Income taxes	(36)	8,221
Accrued and other liabilities	(4,558)	(5,274)
Net cash provided by (used in) operating activities	87,990	(19,984)
Investing activities:
Capital expenditures	(15,187)	(38,729)
Proceeds from sale of properties and equipment	1,332	1,026
Purchases of marketable securities	—	(55,682)
Maturities and sales of marketable securities	—	124,694
Net cash provided by (used in) investing activities	(13,855)	31,309
Financing activities:
Issuance of debt	26,235	—
Repayments of debt	(36,700)	—
Debt issuance costs paid	(80)	(162)
Distribution of Fortune Creek Partnership funds	(938)	(29,472)
Purchase of treasury stock	(115)	(2,271)
Net cash used in financing activities	(11,598)	(31,905)
Effect of exchange rate changes in cash	5,774	731
Net change in cash and cash equivalents	68,311	(19,849)
Cash and cash equivalents at beginning of period	223,529	89,103
Cash and cash equivalents at end of period	$291,840	$69,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. CHAPTER 11 PROCEEDINGS AND ACCOUNTING POLICIES
Chapter 11 Proceedings
On March 17, 2015, the Company and our subsidiaries Barnett Shale Operating LLC, Cowtown Drilling, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline Funding, Inc., Cowtown Pipeline L.P., Cowtown Pipeline Management, Inc., Makarios Resources International Holdings LLC, Makarios Resources International Inc., QPP Holdings LLC, QPP Parent LLC, Quicksilver Production Partners GP LLC, Quicksilver Production Partners LP, and Silver Stream Pipeline Company LLC each filed a voluntary petition under Chapter 11 in the Bankruptcy Court to restructure our obligations and capital structure. The Chapter 11 cases are being jointly administered for procedural purposes only by the Bankruptcy Court under the caption In re Quicksilver Resources Inc., et. al., Case No. 15-10585 (LSS) (Jointly Administered).
The U.S. Debtors are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. Since the Chapter 11 filings, the Bankruptcy Court has entered all orders sufficient to enable the U.S. Debtors to conduct normal business activities, including orders to, among other things and subject to applicable caps for pre-petition items, pay employee wages and benefits, pay certain lienholders and critical vendors, and forward funds belonging to third parties, including royalty holders and partners, as well as the approval of the U.S. Debtors’ use of their secured lenders’ cash collateral and collateral, and the provision of adequate protection related thereto. While the U.S. Debtors are subject to Chapter 11, all transactions outside the ordinary course of their business will require the prior approval of the Bankruptcy Court.
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
Appointment of Creditors Committee. On March 25, 2015, the United States Trustee for Delaware appointed the Creditors Committee. The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the U.S. Debtors. There can be no assurance that the Creditors Committee will support the U.S. Debtors’ positions on matters presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the U.S. Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the U.S. Debtors’ ability to operate, and delay the U.S. Debtors’ emergence from the Chapter 11 proceedings.
Rejection of Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the U.S. Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the U.S. Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable U.S. Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires the U.S. Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the U.S. Debtors in this Quarterly Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the U.S. Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the U.S. Debtors expressly preserve all of their rights with respect thereto.
The U.S. Debtors’ financial statements include amounts classified as Liabilities Subject to Compromise that the U.S. Debtors believe the Bankruptcy Court will allow as claim amounts resulting from the U.S. Debtors’ rejection of various executory contracts and unexpired leases. Additional amounts may be included in Liabilities Subject to Compromise in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the U.S. Debtors expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” below).
Magnitude of Potential Claims. The U.S. Debtors will file with the Bankruptcy Court Schedules and Statements setting forth, among other things, the assets and liabilities of the U.S. Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification after filing.
Certain holders of pre-petition claims are required to file proofs of claim by the Bar Date. The Bankruptcy Court has not yet established the Bar Date.
Differences between amounts scheduled by the U.S. Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Costs of Reorganization. The U.S. Debtors have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For additional information, see “Reorganization Items, net” below.
Effect of Filing on Creditors and Stockholders. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of U.S. Debtors’ liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. We believe that it is highly likely that the shares of our existing common stock will be canceled in the Chapter 11 proceedings and will be entitled to a limited recovery, if any. As discussed below, if certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the securities of the U.S. Debtors.
Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the U.S. Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. As a result, for example, most creditor actions to obtain possession of property from the U.S. Debtors, or to create, perfect or enforce any lien against the property of the U.S. Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
Notice and Hearing Procedures for Trading in Claims and Equity Securities. The Bankruptcy Court issued a final order pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code to enable the U.S. Debtors to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities.
In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.75% of our outstanding equity securities. Substantial

Equityholders are required to file with the Bankruptcy Court and serve us with notice of such status. In addition, the order provides that a person or entity that would become a Substantial Equityholder by reason of a proposed acquisition of our equity securities is also required to comply with the notice and service provisions before effecting that transaction. The order gives the U.S. Debtors the right to seek an injunction from the Bankruptcy Court to prevent certain acquisitions or sales of our common stock if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.
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
Process for Plan of Reorganization. In order to successfully exit bankruptcy, the U.S. Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the U.S. Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The U.S. Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The periods may be extended by the Bankruptcy Court for cause. If the U.S. Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the U.S. Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization would be accepted by holders of claims against and equity interests in the U.S. Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the plan have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each class of equity interests impaired by the plan has voted to accept the plan. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.
The timing of filing a plan of reorganization by the U.S. Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the U.S. Debtors expect to file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that the U.S. Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the U.S. Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in our

2014 Annual Report on Form 10-K, Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and our stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Quarterly Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.
Basis of Presentation
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of March 31, 2015 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature unless otherwise noted. The results for interim periods are not necessarily indicative of annual results.
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
Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.
As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given the uncertainty surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern.
The accompanying condensed consolidated interim financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.
In accordance with GAAP, we have applied ASC 852 “Reorganizations,” in preparing our condensed consolidated interim financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss). In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our condensed consolidated balance sheets at March 31, 2015 in Liabilities Subject to Compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the U.S. Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our condensed consolidated interim financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications in our historical condensed consolidated interim financial statements.

Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on our Condensed Consolidated Balance Sheet as of March 31, 2015:

March 31, 2015

(in thousands)
Accounts payable	$1,554
Accrued liabilities	51,519
Debt	1,798,000
Liabilities subject to compromise	$1,851,073
Liabilities Subject to Compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings. Accrued liabilities in the line item above primarily includes previously accrued and unpaid interest that is associated with the debt that we believe may be impacted by the bankruptcy reorganization process.
Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
Reorganization Items, net
The following table summarizes the components included in Reorganization Items, net in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2015:

For the Three Months Ended March 31, 2015

(in thousands)
Professional fees	$2,041
Deferred financing costs and unamortized discounts	59,983
Deferred interest rate swap gains	(2,314)
Terminated contracts	935
Reorganization items, net	$60,645
Professional fees included in Reorganization Items, net are for post-petition expenses. Deferred financing costs and unamortized discounts are included for the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes as we believe these debt instruments may be impacted by the bankruptcy reorganization process. The terminated contracts represent the estimated claims related to contracts that were not previously included on the balance sheet as the liability was contingent or an executory contract included in commitments and contingencies.
Recently Issued Accounting Standards
In February 2015, the FASB issued accounting guidance, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” requiring reporting entities to evaluate whether they should consolidate certain legal entities. The standard is effective for us in the first quarter of 2016 with early adoption permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.
In April 2015, the FASB issued accounting guidance, “Interest - Imputation of Interest” that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for us in the first quarter of 2016. We are currently evaluating the timing of adoption and the impact that the adoption will have on our consolidated financial statements.

No other pronouncements materially affecting our financial statements have been issued since the filing of our 2014 Annual Report on Form 10-K.
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
Note 3 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains additional information on other divestitures.
3. DERIVATIVES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the level of the inputs used in estimating the fair value:

	Asset Derivatives		Liability Derivatives
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

	(in thousands)		(in thousands)
Level 2 derivative instruments	$7,476	$104,608	$—	$—
Level 3 derivative instruments	—	44,959	—	—
Total	$7,476	$149,567	$—	$—

The fair value of “Level 2” derivative instruments included in these disclosures was estimated using inputs quoted in active markets for the periods covered by the derivatives. The fair value of derivative instruments designated as “Level 3” at December 31, 2014, was estimated using prices quoted in markets where there is insufficient market activity for consideration as “Level 2” instruments. At December 31, 2014, only our natural gas derivatives with an original tenure of 10 years utilized “Level 3” inputs, primarily due to comparatively less market data available for the later portion of their term compared with our other shorter term derivatives. The fair value of both the “Level 2” and the “Level 3” assets and liabilities are determined using a discounted cash flow model using the terms of the derivative instrument, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates. The “Level 3” unobservable input at December 31, 2014 was the market prices for natural gas for the period from 2019 to 2021, as there is not an active market for that period of time. These unobservable inputs included within the fair value calculation range at December 31, 2014 from $2.88 to $4.60 and are based upon prices quoted in active markets for the period of time available. A decrease of these unobservable inputs would increase the fair value, while an increase would decrease the fair value.

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Balance at beginning of period	$44,959	$23,485
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(109,240)	(17,883)
Settlements in net derivative gains (losses)	64,281	1,599
Balance at end of period	$—	$7,201

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$—	$(15,576)
Commodity Price Derivatives
Between January and March 2015, substantially all of our derivatives were restructured or terminated either by us or the counterparties to such derivatives in anticipation or as a result of our Chapter 11 filings. These restructured and terminated derivatives reduced our daily production volume of natural gas economically hedged to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015. The cash proceeds and related receivables from derivatives terminated in 2015 were $135.7 million.
Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date are recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021). Gains from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months will result in production revenue of $19.6 million net of income taxes.
Interest Rate Derivatives
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges. Upon the early settlements, we recorded the resulting gain as a fair value adjustment to our debt and began to recognize the deferred gain as a reduction of interest expense over the lives of the respective notes. During the three months ended March 31, 2015 and 2014, we recognized $0.5 million and $0.5 million, respectively, of those deferred gains as a reduction of interest expense. As a result of the Chapter 11 proceedings, the remainder of the deferred gains related to these interest rate swaps were included in Reorganization Items, net.

Fair Value Disclosures
The estimated fair value of our derivative instruments at March 31, 2015 and December 31, 2014 were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

	(in thousands)		(in thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$7,476	$120,176	$—	$—
Noncurrent derivative assets	—	81,187	—	51,796
Total derivatives not designated as hedges	$7,476	$201,363	$—	$51,796
Derivative assets and liabilities shown in the table above are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying condensed consolidated balance sheets. The change in carrying value of our commodity price derivatives since December 31, 2014 principally resulted from the termination of the majority of our derivatives.
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are included in Note 5.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31, 2015	December 31, 2014

	(in thousands)
Oil and gas properties
Subject to depletion	$5,735,822	$5,821,167
Unevaluated costs	18,253	18,803
Accumulated depletion	(5,158,191)	(5,225,302)
Net oil and gas properties	595,884	614,668
Other property and equipment
Pipelines and processing facilities	304,502	316,013
General properties	63,717	66,455
Accumulated depreciation	(259,662)	(268,356)
Net other property and equipment	108,557	114,112
Property, plant and equipment, net of accumulated depletion and depreciation	$704,441	$728,780

5. DEBT
Debt consisted of the following:

	March 31, 2015	December 31, 2014

	(in thousands)
Combined Credit Agreements	$260,460	$274,514
Second Lien Term Loan, net of unamortized discount (1)	—	610,242
Second Lien Notes due 2019, net of unamortized discount (1)	—	195,277
Senior notes due 2019, net of unamortized discount (1)	—	293,919
Senior notes due 2021, net of unamortized discount (1)	—	310,590
Senior subordinated notes due 2016 (1)	—	350,000
Total debt	260,460	2,034,542
Unamortized deferred gain-terminated interest rate swaps	—	2,763
Current portion of long-term debt (2)	(260,460)	(2,037,305)
Long-term debt (2)	$—	$—

(1)	Classified as Liability Subject to Compromise as of March 31, 2015

(2)	As a result of our Chapter 11 filings, we have classified all debt as current at March 31, 2015
On March 16, 2015, we, along with QRCI, entered into the Forbearance Agreement with the administrative agents and certain of the lenders under the Combined Credit Agreements. As a result of the Chapter 11 filing, the obligations under the Combined Credit Agreements were automatically accelerated. However, pursuant to the Forbearance Agreement, the administrative agents and certain of the lenders agreed to, among other things, (i) forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility related to our Chapter 11 filing until the earlier of June 16, 2015 or certain other events specified in the Forbearance Agreement, including, among other things, the commencement by QRCI or certain specified Canadian subsidiary guarantors of insolvency proceedings and (ii) waive compliance with certain specified terms and conditions relating to the renewal of outstanding evergreen letters of credit under the Combined Credit Agreements.
In March 2015, a third-party service provider drew down the full face amount of a C$33 million letter of credit in connection with the termination of a Canadian gathering and processing contract. See additional discussion in Note 7.
As of March 31, 2015, $260.5 million in loans ($137.3 million and $123.2 million in the U.S. and Canada, respectively) and $11.9 million ($9.8 million and $2.1 million in the U.S. and Canada, respectively) in letters of credit were outstanding under our Combined Credit Agreements. Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements and all borrowings and other fees under the Combined Credit Agreements became immediately due and payable. As a result, we no longer have any liquidity available to us under the Combined Credit Agreements. The ability of the lenders under the Combined Credit Agreements to seek remedies to enforce their rights under the agreements against the U.S. Debtors was automatically stayed as a result of the Chapter 11 filings, and the lenders’ rights of enforcement against the U.S. Debtors are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under the Combined Credit Agreements have not been included in Liabilities Subject to Compromise because we believe the secured debt will not be impacted by the bankruptcy reorganization process. We continue to accrue and pay interest on the Combined Credit Agreements in accordance with the Forbearance Agreement and the Bankruptcy Court’s cash collateral order. Beginning on March 17, 2015, as part of the Forbearance Agreement, we agreed to pay interest monthly for the Amended and Restated U.S. Credit Facility at a specified rate of ABR plus the applicable margin and for the Amended and Restated Canadian Credit Facility at a specified rate of Canadian prime plus the default rate plus the applicable margin for Canadian dollar denominated borrowings, and U.S. prime plus the default rate plus the applicable margin, for U.S. dollar denominated borrowings. Subsequent to the Forbearance Agreement, we agreed in connection with the adequate protection package, which allowed for the use of cash collateral and collateral, to fix the applicable margin for loans under the Amended and Restated U.S. Credit Facility to 2.5%. We also agreed with the administrative agent of the Amended and Restated Canadian Credit Facility to set the applicable margin for loans under the Amended and Restated Canadian Credit Facility to 2.75%. At March 31, 2015, the weighted average interest rate for amounts outstanding under the Combined Credit Agreement was 5.11%. In April 2015, we repaid $88.0 million ($46.5 million and $41.5 million in the U.S. and Canada, respectively) of outstanding amounts under our Combined Credit Agreements with proceeds from terminated derivative positions.
Our Chapter 11 filings also constituted an event of default under the Second Lien Term Loan, the Second Lien Notes, the Senior Notes due 2019, the Senior Notes due 2021, and the Senior Subordinated Notes. All principal, interest and other amounts under each of these debt instruments became immediately due and payable. The ability of the lenders and noteholders to seek remedies to enforce their rights under the applicable debt instruments was automatically stayed as a result of the Chapter 11 filings, and the lenders’ and noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes have been reclassified as Liabilities Subject to Compromise. We discontinued the accrual of interest on the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes from and after the Petition Date. However, we are making adequate protection payments to the lenders under the Second Lien Term Loan and the holders of the Second Lien Notes, in each case in an amount equal to all accrued and unpaid post-petition interest (at a rate of 7.00% as of March 31, 2015), fees and costs due and payable on a monthly basis under the Second Lien Term Loan and the indenture for the Second Lien Notes, respectively, in accordance with the Bankruptcy Court’s cash collateral order. As the Bankruptcy Court will ultimately determine the treatment of all amounts subject to compromise and our Second Lien Term Loan and Second Lien Notes may be impacted by the bankruptcy reorganization process, the adequate protection payments are treated as a principal payment rather than as interest expense. The Bankruptcy Court could recharacterize these payments as diminution in value claims or interest payments or find that additional amounts are due, which in each case could require us to expense these payments.
Summary of All Outstanding Debt
Except where otherwise noted, the following table summarizes certain significant aspects of our long-term debt outstanding immediately prior to the Chapter 11 filings. Upon the Chapter 11 filings, all principal, interest and other amounts under each of the debt instruments governing the long-term debt set forth in the table below was accelerated and became immediately due and payable. The information in the table below is presented without regard to the effect of the Chapter 11 filings, except where otherwise noted, and therefore does not take into account the acceleration of the listed debt instruments and other impacts of the Chapter 11 filings.

Priority on Collateral and Structural Seniority (1)
	Highest priority					Lowest priority
	First Lien	Second Lien		Senior Unsecured		Senior Subordinated
	Combined Credit Agreements	Second Lien Term Loan	Second Lien Notes	2019 Senior Notes	2021 Senior Notes	Senior Subordinated Notes
Principal amount (1) (2)	$325 million	$625 million	$200 million	$298 million	$325 million	$350 million
Scheduled maturity date prior to acceleration (3)	September 6, 2016	June 21, 2019	June 21, 2019	August 15, 2019	July 1, 2021	April 1, 2016
Springing maturity date prior to acceleration (3)	October 2, 2015	January 1, 2016	January 1, 2016	N/A	N/A	N/A
Interest rate on outstanding borrowings at March 31, 2015 (4)	5.11%	7.00%	7.00%	9.125%	11.00%	7.125%
Base interest rate options prior to acceleration (5) (6)	LIBOR, ABR, CDOR	LIBOR floor of 1.25%; ABR floor of 2.25%	LIBOR floor of 1.25%	N/A	N/A	N/A
Financial covenants (7) (9)	- Minimum current ratio of 1.0 - Minimum EBITDAX or EBITDA to cash interest expense - Maximum senior secured debt leverage ratio of 2.0	N/A	N/A	N/A	N/A	N/A
Significant restrictive covenants (7)(8)(9)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives and investments	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption prior to acceleration (9)	Any time	Any time, subject to re-pricing event June 21, 2015: 101	Any time, subject to re-pricing event June 21, 2015: 101	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	July 1, 2019: 102.000 2020: par	Any time
Make-whole redemption prior to acceleration (9)	N/A	N/A	N/A	N/A	Callable prior to July 1, 2019 at make-whole call price of Treasury +50 bps	N/A
Change of control prior to acceleration (9)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Equity clawback prior to acceleration (9)	N/A	N/A	N/A	N/A	Redeemable until July 1, 2016 at 111.00%, plus accrued interest for up to 35%	N/A
Estimated fair value as of March 31, 2015 (10)	$260.5 million	$353.1 million	$113.0 million	$53.3 million	$55.3 million	$3.5 million

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

(2)	The principal amount included in the table for the Combined Credit Agreements represents the global borrowing base immediately prior to the Chapter 11 filings.

(3)
Immediately prior to acceleration as a result of the Chapter 11 filings, the Combined Credit Agreements were required to be repaid 91 days prior to the maturity of the Senior Subordinated Notes, the Second Lien Term Loan or the Second Lien Notes due 2019, if on the applicable date any amount of such debt remained outstanding. Immediately prior to acceleration as a result of the Chapter 11 filings, the Second Lien Term Loan and Second Lien Notes due 2019 were required to be repaid (1) 91 days prior to the maturity of the 2019 Senior Notes if more than $100 million of the 2019 Senior Notes remained outstanding and (2) 91 days prior to the maturity of the Senior Subordinated Notes if on the applicable date the amount remaining outstanding was greater than $100 million. Immediately prior to acceleration as a result of the Chapter 11 filings, as then structured and assuming no changes in the amounts outstanding, amounts outstanding under the Combined Credit Agreements would have been due on October 2, 2015 and the Second Lien Term Loan and Second Lien Notes would have been due on January 1, 2016.

(4)	Represents the weighted average borrowing rate payable to lenders on our Combined Credit Agreement as of March 31, 2015.

(5)
Immediately prior to the Chapter 11 filings, amounts outstanding under the Amended and Restated U.S. Credit Facility bore interest, at our election, at (i) adjusted LIBOR (as defined in the Amended and Restated U.S. Credit Facility) plus an applicable margin between 2.75% and 3.75%, or (ii) ABR (as defined in the Amended and Restated U.S. Credit Facility), which is the greatest of (a) the prime rate announced by JPMorgan, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00%, plus, in each case under scenario (ii), an applicable margin between 1.75% and 2.75%. We also pay a per annum fee on the LC Exposure (as defined in the Amended and Restated U.S. Credit Facility) of all letters of credit issued under the Amended and Restated U.S. Credit Facility equal to the applicable margin with respect to Eurodollar loans, and a commitment fee on the unused availability under the Amended and Restated U.S. Credit Facility of 0.50%.

(6)
Immediately prior to the Chapter 11 filings, amounts outstanding under the Amended and Restated Canadian Credit Facility bore interest, at our election, at (i) the CDOR Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.75% and 3.75%, (ii) the Canadian Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.75% and 2.75%, (iii) the U.S. Prime Rate (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 1.75% and 2.75% or (iv) adjusted LIBOR (as defined in the Amended and Restated Canadian Credit Facility) plus an applicable margin between 2.75% and 3.75%. We also pay a per annum fee on the LC Exposure (as defined in the Amended and Restated Canadian Credit Facility) of all

letters of credit issued under the Amended and Restated Canadian Credit Facility equal to the applicable margin with respect to Eurodollar loans, and a commitment fee on the unused availability under the Amended and Restated Canadian Credit Facility of 0.50%.

(7)
The financial covenants and significant restrictive covenants were applicable to the Combined Credit Agreements immediately prior to the Chapter 11 filings and remain applicable to the Amended and Restated Canadian Credit Facility. However, pursuant to the Forbearance Agreement, the administrative agent and certain lenders agreed to, among other things, forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility, including events of default related to our Chapter 11 filings or the failure to comply with the financial covenants, until the earlier of June 16, 2015 or certain other events specified in the Forbearance Agreement.

The following table sets forth the minimum EBITDAX covenant for the Amended and Restated U.S. Credit Facility immediately prior to the Chapter 11 filings and for the Amended and Restated Canadian Credit Facility:

Minimum EBITDAX Covenant
(in millions)
Six months ending March 31, 2015	$59.0
Nine months ending June 30, 2015	87.25
Twelve months ending September 30, 2015	120.5
Twelve months ending December 31, 2015	122.0
Immediately prior to the Chapter 11 filings, the minimum required interest coverage ratio for the Amended and Restated U.S. Credit Facility for the first and second quarters of 2016 was 1.50 and 2.00, respectively. The minimum required interest coverage ratio for the Amended and Restated Canadian Credit Facility for the first and second quarters of 2016 is 1.50 and 2.00, respectively.

(8)	Immediately prior to acceleration as a result of our Chapter 11 filings, our indentures required us to reinvest or repay senior debt with net cash proceeds from certain asset sales within one year.

(9)
The information presented in this table is qualified in all respects by reference to the full text of the covenants, provisions and related definitions contained in the documents governing the various components of our debt.

(10)
The estimated fair value is determined using market quotations based on recent trade activity for fixed rate obligations (“Level 2” inputs). Our Second Lien Term Loan and Second Lien Notes feature variable interest rates and we estimate their fair value by using market quotations based on recent trade activity (“Level 3” input). We consider our Combined Credit Agreements, which have a variable interest rate, to have a fair value equal to their carrying value (“Level 1” input).

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
Condensed Consolidating Balance Sheets

	March 31, 2015	December 31, 2014

	(in thousands)
ASSETS
Current assets	$373,012	$421,533
Property and equipment	692,938	715,931
Investment in subsidiaries (equity method)	(86,091)	(82,360)
Other assets	7,668	62,245
Total assets	$987,527	$1,117,349
LIABILITIES AND EQUITY
Current liabilities	301,099	2,137,532
Long-term liabilities	108,816	117,688
Liabilities subject to compromise	1,851,073	—
Stockholders’ equity	(1,273,461)	(1,137,871)
Total liabilities and equity	$987,527	$1,117,349

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Revenue	$104,757	$91,786
Operating expenses	94,868	105,957
Equity in net earnings of subsidiaries	(1,067)	(1,282)
Operating income (loss)	8,822	(15,453)
Interest expense and other	(62,328)	(40,729)
Reorganization items, net	(60,645)	—
Income tax expense	(1,536)	(2,651)
Net loss	$(115,687)	$(58,833)
Other comprehensive loss	(12,721)	(12,105)
Comprehensive loss	$(128,408)	$(70,938)

Condensed Consolidating Statements of Cash Flow

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Net cash flow provided by (used in) operating activities	$89,209	$(20,109)
Capital expenditures	(15,187)	(38,720)
Investment in subsidiary	—	(26,395)
Proceeds from sale of properties and equipment	1,332	1,026
Purchases of marketable securities	—	(55,682)
Maturities and sales of marketable securities	—	124,694
Net cash flow provided by (used in) investing activities	(13,855)	4,923
Issuance of debt	26,235	—
Repayments of debt	(36,700)	—
Debt issuance costs paid	(80)	(162)
Purchase of treasury stock	(115)	(2,271)
Net cash flow used in financing activities	(10,660)	(2,433)
Effect of exchange rates on cash	4,699	(2,357)
Net change in cash and equivalents	69,393	(19,976)
Cash and equivalents at beginning of period	221,838	88,028
Cash and equivalents at end of period	$291,231	$68,052
6. INCOME TAXES
Note 12 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains additional information about our income taxes. At March 31, 2015, our U.S. and Canadian valuation allowances are $398.1 million and $66.9 million, respectively, which reduce our net deferred tax assets to a zero value as we continue to believe that it is not more likely than not that we will realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the three months ended March 31, 2015 is a result of hedge gains previously deferred in AOCI being realized during the periods.
7. COMMITMENTS AND CONTINGENCIES
QRCI did not pay an uneconomic Canadian gathering and processing commitment, which included significant unused firm capacity, due in late February 2015. In early March 2015, the third-party service provider issued a demand letter regarding the missed payment and suspended service resulting in our Horn River Asset production being shut-in. Further, a termination notice was issued by the third-party service provider effective March 19, 2015. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.
In connection with this Canadian gathering and processing contract, we had previously issued a letter of credit in the amount of C$33 million. Upon termination, the third party drew down the full face amount of the letter of credit. We do not believe the third party was legally entitled to draw down the entire amount of the letter of credit and we have reserved all of our rights, entitlements and remedies in that regard. The C$33 million draw is shown as a reduction to amounts outstanding under the contract for services provided prior to the termination and the remainder is recognized as Other Expense. At the present time, we cannot predict the ultimate outcome of this matter, including whether some or all of the C$33 million drawn on the letter of credit will be payable to us or whether any additional amounts will have to be paid related to the termination of the contract.
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
Additionally, on April 15 and May 8, 2015, the Bankruptcy Court issued orders allowing us to reject certain executory contracts with uneconomic terms having an effective date of April 1, 2015. In the second quarter of 2015, we expect to recognize a reorganization item expense of $67.5 million and a corresponding Liability Subject to Compromise for these rejected executory contracts.
Note 13 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended March 31, 2015.
8. FORTUNE CREEK
Note 14 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains additional information on Fortune Creek. We do not expect to be able to satisfy the capital expenditure or equipment purchase requirements described in our 2014 Annual Report on Form 10-K with our cash on hand, committed financing or cash flow from operations and will need to obtain additional debt or equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.
We committed gas production from our Horn River Asset for ten years beginning 2012. KKR contributed C$125 million cash in exchange for a 50% interest in Fortune Creek. Our Canadian subsidiary has responsibility for the day-to-day operations of Fortune Creek.
The firm gathering agreement with Fortune Creek is guaranteed by us. If our subsidiary does not pay its minimum volume obligations under the gathering agreement or meet the capital expenditure requirements, KKR has the right to liquidate the partnership and consequently we have recorded the funds contributed by KKR as a liability in our consolidated financial statements. We recognize accretion expense to reflect the rate of return earned by KKR via its investment. Fortune Creek has made cash distributions to KKR, which are reported as cash used in financing activities.
We continue to make the required payments under this agreement notwithstanding that our Horn River Basin production has been shut-in by another third-party service provider.
Based on a quarterly analysis of the partners’ equity at risk, we have determined the partnership to be a VIE. Further, based on our ability to direct the activities surrounding the production of natural gas and our direct management of the operations of the Fortune Creek facilities, we have determined we are the primary beneficiary and, therefore, we consolidate Fortune Creek. We will continue to evaluate this assessment in light of our bankruptcy filings in the U.S. and our liquidity constraints in Canada.

9. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At March 31, 2015 and December 31, 2014, we had 183.2 million and 180.4 million shares of common stock outstanding, respectively.
Stock Options
No options have been granted during 2015 or 2014.
The following table summarizes our stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	6,590,773	$7.83
Expired	(152,366)	11.39
Outstanding at March 31, 2015	6,438,407	$7.74	4.9	$—
Exercisable at March 31, 2015	5,334,087	$9.00	4.3	$—
As of March 31, 2015, we estimate that a total of 6.1 million stock options will vest including those options already exercisable. As of March 31, 2015, the unrecognized compensation cost related to outstanding unvested stock options was $0.4 million, which is expected to be recognized in expense through August 2016. Compensation expense related to stock options of $0.2 million and $0.5 million was recognized for the three months ended March 31, 2015 and 2014, respectively.
Restricted Stock and Stock Units
The following table summarizes our restricted stock and stock unit activity for the three months ended March 31, 2015:

	Payable in shares		Payable in cash
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	8,056,265	$2.54	863,975	$3.33
Granted	3,124,674	0.19	—	—
Vested	(3,137,665)	3.15	(422,562)	3.82
Forfeited	(73,007)	2.64	(3,859)	2.93
Outstanding at March 31, 2015	7,970,267	$1.38	437,554	$2.86
As of March 31, 2015, the unrecognized compensation cost related to outstanding unvested restricted stock was $8.9 million, which is expected to be recognized in expense through January 2018. Grants of restricted stock and RSUs during the three months ended March 31, 2015 had an estimated grant date fair value of $0.6 million. The fair value of outstanding RSUs to be settled in cash was less than $0.1 million at March 31, 2015. For the three months ended March 31, 2015 and 2014, compensation expense related to restricted stock and RSUs of $2.4 million and $3.7 million, respectively, was recognized. The total fair value of shares vested during the three months ended March 31, 2015 was $0.5 million.

10. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended March 31,
	2015	2014

	(in thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(115,687)	$(58,833)
Basic income allocable to participating securities (1)	—	—
Income (loss) available to shareholders	$(115,687)	$(58,833)
Weighted average common shares – basic	175,657	173,497
Effect of dilutive securities (2)
Share-based compensation awards	—	—
Weighted average common shares – diluted	175,657	173,497
Earnings (loss) per common share – basic	$(0.66)	$(0.34)
Earnings (loss) per common share – diluted	$(0.66)	$(0.34)

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings per share using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended March 31, 2015, 6.4 million shares associated with our stock options and 0.9 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the three months ended March 31, 2014, 6.8 million shares associated with our stock options and 0.3 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 17 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our Senior Notes and Senior Subordinated Notes.
The following tables present financial information about Quicksilver and our restricted subsidiaries for the three-month periods covered by the condensed consolidated financial statements. Under the indentures for our Second Lien Notes, Senior Notes and Senior Subordinated Notes, Fortune Creek is not considered to be a subsidiary and therefore it is presented separately from the other subsidiaries for these purposes.
The activity and balances included in the Quicksilver Resources Inc. and the Restricted Guarantor Subsidiaries columns represent the U.S. Debtors’ financial information. Cowtown Drilling Inc., a U.S. Debtor, is included in the Restricted Non-Guarantor Subsidiaries column, however, no activity occurred and no balances exist for the periods presented below. Additionally, Makarios Resources International Holdings LLC, Makarios Resources International Inc., Quicksilver Production Partners GP LLC and Quicksilver Production Partners LP, all of which are U.S. Debtors, are included in the Unrestricted Non-Guarantor Subsidiaries column, however, no activity occurred and no balances exist for the periods presented below.

Condensed Consolidating Balance Sheets

	March 31, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$288,398	$707	$83,907	$49	$182	$—	$373,243
Property and equipment	427,038	14,086	251,814	—	11,503	—	704,441
Investment in subsidiaries (equity method)	(355,074)	—	(86,091)	(84,576)	—	525,741	—
Other assets	415,891	—	5,059	—	—	(413,282)	7,668
Total assets	$776,253	$14,793	$254,689	$(84,527)	$11,685	$112,459	$1,085,352

LIABILITIES AND EQUITY
Current liabilities	$170,996	$197	$543,188	$30	$333	$(413,282)	$301,462
Long-term liabilities	45,011	10,195	53,610	—	1,384	86,466	196,666
Liabilities subject to compromise	1,851,073	—	—	—	—	—	1,851,073
Stockholders' equity	(1,290,827)	4,401	(342,109)	(84,557)	9,968	439,275	(1,263,849)
Total liabilities and equity	$776,253	$14,793	$254,689	$(84,527)	$11,685	$112,459	$1,085,352

	December 31, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$774,287	$13,909	$68,513	$82	$1,742	$(435,256)	$423,277
Property and equipment	420,744	14,357	280,830	—	12,849	—	728,780
Investment in subsidiaries (equity method)	(293,312)	—	(82,360)	(82,379)	—	458,051	—
Other assets	43,533	—	18,712	—	—	—	62,245
Total assets	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

LIABILITIES AND EQUITY
Current liabilities	$2,038,575	$13,837	$520,296	$63	$3,522	$(435,256)	$2,141,037
Long-term liabilities	44,548	15,131	58,009	—	1,492	91,956	211,136
Stockholders' equity	(1,137,871)	(702)	(292,610)	(82,360)	9,577	366,095	(1,137,871)
Total liabilities and equity	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$74,473	$5,707	$24,960	$—	$2,888	$(3,271)	$104,757
Operating expenses	68,966	605	25,680	—	728	(3,271)	92,708
Equity in net earnings of subsidiaries	(25,716)	—	(1,067)	2,161	—	24,622	—
Operating income (loss)	(20,209)	5,102	(1,787)	2,161	2,160	24,622	12,049
Fortune Creek accretion	—	—	—	—	—	(3,228)	(3,228)
Interest expense and other	(32,867)	—	(29,461)	—	1	—	(62,327)
Reorganization items, net	(60,645)	—	—	—	—	—	(60,645)
Income tax (expense) benefit	(1,966)	—	430	—	—	—	(1,536)
Net income (loss)	$(115,687)	$5,102	$(30,818)	$2,161	$2,161	$21,394	$(115,687)
Other comprehensive loss	(11,115)	—	(1,606)	—	—	—	(12,721)
Equity in OCI of subsidiaries	(1,606)	—	—	—	—	1,606	—
Comprehensive income (loss)	$(128,408)	$5,102	$(32,424)	$2,161	$2,161	$23,000	$(128,408)

	For the Three Months Ended March 31, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$62,910	$374	$28,502	$—	$4,942	$(4,942)	$91,786
Operating expenses	75,401	291	30,265	—	1,825	(4,942)	102,840
Equity in net earnings of subsidiaries	(5,689)	—	(1,282)	3,119	—	3,852	—
Operating income (loss)	(18,180)	83	(3,045)	3,119	3,117	3,852	(11,054)
Fortune Creek accretion	—	—	—	—	—	(4,401)	(4,401)
Interest expense and other	(38,011)	—	(2,718)	—	2	—	(40,727)
Income tax (expense) benefit	(2,642)	(29)	20	—	—	—	(2,651)
Net income (loss)	$(58,833)	$54	$(5,743)	$3,119	$3,119	$(549)	$(58,833)
Other comprehensive loss	(8,798)	—	(3,307)	—	—	—	(12,105)
Equity in OCI of subsidiaries	(3,307)	—	—	—	—	3,307	—
Comprehensive income (loss)	$(70,938)	$54	$(9,050)	$3,119	$3,119	$2,758	$(70,938)

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended March 31, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$66,401	$(166)	$22,974	$(2)	$(1,217)	$—	$87,990
Purchases of property, plant and equipment	(13,479)	—	(1,708)	—	—	—	(15,187)
Investment in subsidiary	(3,479)	—	—	—	—	3,479	—
Proceeds from sale of properties and equipment	1,325	—	7	—	—	—	1,332
Net cash flow provided by (used in) investing activities	(15,633)	—	(1,701)	—	—	3,479	(13,855)
Issuance of debt	—	—	26,235	—	—	—	26,235
Repayments of debt	(36,700)	—	—	—	—	—	(36,700)
Debt issuance costs paid	(80)	—	—	—	—	—	(80)
Intercompany note	—	—	—	—	—	—	—
Intercompany financing	—	166	3,313	—	—	(3,479)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(938)	—	(938)
Purchase of treasury stock	(115)	—	—	—	—	—	(115)
Net cash flow provided by (used in) financing activities	(36,895)	166	29,548	—	(938)	(3,479)	(11,598)
Effect of exchange rates on cash	—	—	4,699	—	1,075	—	5,774
Net increase (decrease) in cash and equivalents	13,873	—	55,520	(2)	(1,080)	—	68,311
Cash and equivalents at beginning of period	211,656	—	10,182	20	1,671	—	223,529
Cash and equivalents at end of period	$225,529	$—	$65,702	$18	$591	$—	$291,840

	For the Three Months Ended March 31, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$(29,198)	$14	$9,075	$—	$125	$—	$(19,984)
Purchases of property, plant and equipment	(28,772)	(14)	(9,934)	—	(9)	—	(38,729)
Investment in subsidiary	(7,385)	—	(26,395)	(26,395)	—	60,175	—
Proceeds from sale of properties and equipment	910	—	116	—	—	—	1,026
Purchases of marketable securities	(55,682)	—	—	—	—	—	(55,682)
Maturities and sales of marketable securities	124,694	—	—	—	—	—	124,694
Net cash flow provided by (used in) investing activities	33,765	(14)	(36,213)	(26,395)	(9)	60,175	31,309
Debt issuance costs paid	(162)	—	—	—	—	—	(162)
Intercompany note	(22,559)	—	22,559	—	—	—	—
Intercompany financing	—	—	7,385	—	—	(7,385)	—
Contribution received	—	—	—	26,395	26,395	(52,790)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(29,472)	—	(29,472)
Purchase of treasury stock	(2,271)	—	—	—	—	—	(2,271)
Net cash flow provided by (used in) financing activities	(24,992)	—	29,944	26,395	(3,077)	(60,175)	(31,905)
Effect of exchange rates on cash	—	—	(2,357)	(1)	3,089	—	731
Net increase (decrease) in cash and equivalents	(20,425)	—	449	(1)	128	—	(19,849)
Cash and equivalents at beginning of period	83,893	—	4,135	22	1,053	—	89,103
Cash and equivalents at end of period	$63,468	$—	$4,584	$21	$1,181	$—	$69,254

12. SEGMENT INFORMATION
We operate in two geographic areas, the U.S. and Canada, where we are engaged in the exploration and production segment of the oil and gas industry. Additionally, we operate a significantly smaller midstream segment in the U.S. and Canada, where we provide natural gas gathering and processing services, primarily to our U.S. and Canadian exploration and production segments. In Canada, our midstream operation is the Fortune Creek partnership. Revenue earned by Fortune Creek for the gathering and processing of our gas is eliminated on a consolidated basis as is the GPT recognized by our producing properties. Based on the immateriality of our midstream segment, we have combined our U.S. and Canadian midstream information. We evaluate performance based on operating income and property and equipment costs incurred.

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended March 31:	(in thousands)
2015
Revenue	$74,473	$24,536	$8,636	$—	$(2,888)	$104,757
DD&A	6,932	7,358	558	441	—	15,289
Operating income (loss)	23,550	534	7,262	(19,297)	—	12,049
Property and equipment costs incurred	13,268	976	43	111	—	14,398
2014
Revenue	$62,903	$27,962	$5,863	$—	$(4,942)	$91,786
DD&A	7,379	4,827	1,243	506	—	13,955
Operating income (loss)	2,181	(611)	3,201	(15,825)	—	(11,054)
Property and equipment costs incurred	33,216	8,954	11	91	—	42,272
Property, plant and equipment-net
March 31, 2015	$423,583	$251,814	$25,590	$3,454	$—	$704,441
December 31, 2014	416,901	280,830	27,205	3,844	—	728,780
Total assets
March 31, 2015	$800,731	$254,689	$26,478	$3,454	$—	$1,085,352
December 31, 2014	881,906	285,695	42,857	3,844	—	1,214,302
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest, income taxes and reorganization items is as follows:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Interest, net of capitalized interest	$20,769	$49,103
Income taxes	36	(7,951)
Reorganization items	30	—

Other significant non-cash transactions are as follows:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Working capital related to capital expenditures	$2,981	$13,128

14. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of March 31, 2015, members of the Darden family and entities controlled by them beneficially owned approximately 25% of our outstanding common stock. Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals, employee insurance coverage and administrative services were less than $0.1 million for the first three months of 2015 and 2014.

In May 2013, we entered into an agreement with Thomas F. Darden, brother of Glenn Darden and Anne Darden Self, with respect to Mr. Darden’s retirement and Mr. Darden’s provision of consulting services following his retirement. Mr. Darden retired as an employee on December 31, 2013, and resigned from the board of directors effective September 1, 2014. During the first three months of 2015, consulting fee payments of $45,000 and office allowance payments of $12,500 were made to Mr. Darden. During the first three months of 2014, consulting fee payments of $135,000, office allowance payments of $37,500 and COBRA payments of $39,000 were made to Mr. Darden. Additionally, in accordance with the agreement, and following the execution and non-revocation of a release agreement satisfactory to us, in March 2014, we paid Mr. Darden a cash bonus of $286,650 and an equity bonus in the form of 72,662 fully vested shares having a grant date fair value equal to $191,100. We did not make consulting fee payments of $90,000 or office allowance payments of $25,000 for February or March 2015 and, on April 15, 2015, the Bankruptcy Court entered an order authorizing our rejection of the agreement effective as of March 17, 2015. The remaining amount owed under the agreement was $1.2 million. These amounts are included in Liabilities Subject to Compromise on the balance sheet as of March 31, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help readers of our financial statements understand our business, results of operations, financial condition, liquidity and capital resources. MD&A is provided as a supplement to, and should be read in conjunction with, the other sections of this Quarterly Report as well as our 2014 Annual Report on Form 10-K. We conduct our operations in two segments: (1) our more dominant exploration and production segment and (2) our significantly smaller midstream segment. Except as otherwise specifically noted, or as the context requires otherwise, and except to the extent that differences between these segments or our geographic segments are material to an understanding of our business taken as a whole, we present this MD&A on a consolidated basis.
Our MD&A includes the following sections:

•	Chapter 11 Filings – a description of our recent events and our Chapter 11 filings

•	2015 Capital Program – a summary of our planned capital expenditures during 2015

•	Results of Operations – an analysis of our consolidated results of operations for the three-month period presented in our financial statements

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments
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
Accordingly, on March 17, 2015, the Company and our subsidiaries Barnett Shale Operating LLC, Cowtown Drilling, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline Funding, Inc., Cowtown Pipeline L.P., Cowtown Pipeline Management, Inc., Makarios Resources International Holdings LLC, Makarios Resources International Inc., QPP Holdings LLC, QPP Parent LLC, Quicksilver Production Partners GP LLC, Quicksilver Production Partners LP, and Silver Stream Pipeline Company LLC each filed a voluntary petition under Chapter 11 in the Bankruptcy Court to restructure our obligations and capital structure. The Chapter 11 cases are being jointly administered for procedural purposes only by the Bankruptcy Court under the caption In re Quicksilver Resources Inc., et. al., Case No. 15-10585 (LSS) (Jointly Administered).
The U.S. Debtors are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. Since the Chapter 11 filings, the Bankruptcy Court has entered all orders sufficient to enable the U.S. Debtors to conduct normal business activities, including orders to, among other things and subject to applicable caps for pre-petition items, pay employee wages and benefits, pay certain lienholders and critical vendors, and forward funds belonging to third parties, including royalty holders and other partners, as well as the approval of the U.S. Debtors’ use of their secured lenders’ cash collateral and collateral, and the provision of adequate protection related thereto. While the U.S. Debtors are subject to Chapter 11, all transactions outside the ordinary course of their business will require the prior approval of the Bankruptcy Court.
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
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in our 2014 Annual Report on Form 10-K Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and our shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Quarterly Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.
In particular, subject to certain exceptions, under the Bankruptcy Code, the U.S. Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the U.S. Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable U.S. Debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires the U.S. Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the U.S. Debtors in this Quarterly Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the U.S. Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the U.S. Debtors expressly preserve all of their rights with respect thereto.
There can be no assurances regarding our ability to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of our assets, that satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.
2015 CAPITAL PROGRAM
We incurred costs related to our capital program of $14.4 million for the first three months of 2015. Our Board approved a capital program of $44 million through September 2015 and we expect spending to be in line with this.
In April 2015, pursuant to an amendment of our joint venture exploration agreement with Eni and with approval of the Bankruptcy Court, the U.S. Debtors agreed to drill and complete four additional wells in our West Texas Asset at a reduced working interest of approximately 35%. Substantially all of our costs to drill and complete these wells are included in our 2015 capital program.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 and 2014
The following discussion compares the results of operations for the three months ended March 31, 2015 and 2014, or the 2015 period and 2014 period, respectively. “Other U.S.” refers to the combined amounts for our operations in our Niobrara Asset and West Texas Asset. The impact of the Southwestern Transaction was immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(in millions)
Barnett Shale	$30.0	$48.3	$7.0	$18.2	$0.5	$1.4	$37.5	$67.9
Other U.S.	0.1	—	—	—	0.5	0.5	0.6	0.5
Hedging	5.7	7.1	—	—	—	—	5.7	7.1
U.S.	35.8	55.4	7.0	18.2	1.0	1.9	43.8	75.5
Horseshoe Canyon	9.8	19.1	—	—	—	—	9.8	19.1
Horn River	4.9	18.7	—	—	—	—	4.9	18.7
Hedging	2.2	2.4	—	—	—	—	2.2	2.4
Canada	16.9	40.2	—	—	—	—	16.9	40.2
Consolidated production revenue	$52.7	$95.6	$7.0	$18.2	$1.0	$1.9	$60.7	$115.7

U.S. realized cash derivative gains (losses)	$111.2	$(7.8)	$—	$(1.9)	$—	$—	$111.2	$(9.7)
Canada realized cash derivative gains (losses)	49.3	(0.7)	—	—	—	—	49.3	(0.7)
Consolidated realized cash derivative gains (losses)	160.5	(8.5)	—	(1.9)	—	—	160.5	(10.4)
Consolidated production revenue and realized cash derivative gains (losses) (1)	$213.2	$87.1	$7.0	$16.3	$1.0	$1.9	$221.2	$105.3

(1)
Realized cash derivative gains (losses) from derivatives not treated as hedges are included in net derivative losses. Unrealized derivative gains (losses) make up the remainder of net derivative gains (losses) as reported on our statement of income. A discussion of net derivative gains (losses) is found elsewhere in our discussion of our results of operations. Total revenue is comprised of production revenue, net derivative gains (losses), sales of purchased natural gas and other revenue. See additional discussion below in Net Derivative Gains (Losses).

Average Daily Production Volume by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	119.0	112.6	5,005	6,303	146	165	149.9	151.4
Other U.S.	0.3	—	—	—	127	57	1.0	0.3
U.S.	119.3	112.6	5,005	6,303	273	222	150.9	151.7
Horseshoe Canyon	46.2	48.1	2	5	—	—	46.2	48.1
Horn River	24.7	46.1	—	—	—	—	24.7	46.1
Canada	70.9	94.2	2	5	—	—	70.9	94.2
Consolidated	190.2	206.8	5,007	6,308	273	222	221.8	245.9

Average Realized Price by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$2.79	$4.76	$15.54	$32.16	$42.69	$93.75	$2.78	$4.99
Other U.S.	—	3.78	—	—	42.98	89.31	6.22	13.32
Hedging	0.53	0.70	—	—	—	—	0.42	0.52
U.S.	$3.34	$5.47	$15.54	$32.16	$42.83	$92.61	$3.23	$5.53
Horseshoe Canyon	$2.35	$4.40	$—	$52.23	$—	$—	$2.35	$4.41
Horn River	2.21	4.50	—	—	—	—	2.21	4.50
Hedging	0.35	0.29	—	—	—	—	0.35	0.29
Canada	$2.65	$4.74	$—	$52.23	$—	$—	$2.65	$4.74
Consolidated production revenue	$3.08	$5.14	$15.54	$32.18	$42.83	$92.61	$3.04	$5.23

U.S. realized cash derivative gains (losses)	$10.37	$(0.77)	$—	$(3.29)	$—	$—	$8.19	$(0.71)
Canada realized cash derivative gains (losses)	7.73	(0.09)	—	—	—	—	7.73	(0.09)
Consolidated realized cash derivative gains (losses)	$9.39	$(0.46)	$—	$(3.28)	$—	$—	$8.04	$(0.47)
Consolidated production revenue and realized cash derivative gains (losses)	$12.47	$4.68	$15.54	$28.90	$42.83	$92.61	$11.08	$4.76

The following table summarizes the changes in our natural gas, NGL and oil production revenue and realized cash derivative gains (losses):

	Natural Gas	NGL	Oil	Total

	(in thousands)
Consolidated production revenue and realized cash derivative gains for the 2014 period	$87,031	$16,404	$1,855	$105,290
Volume variances	(6,917)	(3,768)	419	(10,266)
Hedge revenue variances	(1,618)	—	—	(1,618)
Realized cash derivative variance (1)	169,107	1,865	—	170,972
Price variances	(34,328)	(7,502)	(1,225)	(43,055)
Consolidated production revenue and realized cash derivative gains for the 2015 period	$213,275	$6,999	$1,049	$221,323

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, decreased for the 2015 period from the 2014 period primarily due to a decrease in our realized price. Lower production volumes, primarily attributable to shut-in volumes in our Horn River Asset and natural well declines in our Barnett Shale Asset, partially offset by new well production in our Barnett Shale Asset, also contributed to reduced natural gas revenue. Our realized cash derivative variance is due to the receipt of cash related to our gas swaps terminated during the 2015 period. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2015 period decreased from the 2014 period due to lower realized prices and declining well production, partially offset by the 2014 period including a realized cash derivative loss. Our oil revenue decreased for the 2015 period from the 2014 period due to lower realized prices partially offset by new well production.
Our production revenue for the 2015 period and 2014 period was higher by $7.9 million and $9.5 million, respectively, because of our hedging activities. Substantially all of our derivatives were terminated in the 2015 period, which will result in a substantial reduction in our revenue for future periods.
We expect our remaining 2015 production volumes to decline across all assets due to our limited 2015 capital program. Additionally, we are actively managing our current wells in this commodity price environment. We have shut-in wells in our Barnett Shale Asset that are not economic at current commodity prices and our current cost structure, which will impact the variable components of our operating costs and our unit costs as fixed costs are allocated over lower production. We may, through the Chapter 11 process, improve our fixed and variable cost structure through renegotiation of certain contracts or other workaround solutions, which if successful, could lead to a restart of some or all of this production. However, if we are unsuccessful, we could shut-in additional wells, causing a potentially material portion of our production to remain off-line for an extended period.
In early March 2015, a third-party gathering and processing provider terminated service resulting in our Horn River Asset production being shut-in. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Sales of purchased natural gas
Purchases from Eni	$10,156	$16,397
Purchases from others	615	825
Total	10,771	17,222
Costs of purchased natural gas sold
Purchases from Eni	10,155	16,375
Purchases from others	628	817
Total	10,783	17,192
Net sales and purchases of natural gas	$(12)	$30

Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Changes in unrealized fair value of natural gas derivatives (1)	$(133,085)	$(32,418)
Realized cash settlements of natural gas derivative gains (losses)	160,586	(8,521)
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	—	771
Realized cash settlements of NGL derivative losses	—	(1,865)
Derivative gains (losses), net	$27,501	$(42,033)

(1)	Unrealized mark-to-market changes in fair value for remaining derivative positions are subject to continuing market risk.
Certain of our derivative positions were restructured or terminated in January and March 2015 prior to our Chapter 11 filings. Additionally, our Chapter 11 filings in March 2015 represented an event of default under our derivative agreements resulting in a termination right by counterparties on the remaining derivative position at March 17, 2015. The resulting terminations resulted in settlements of $96.2 million and $39.5 million for the U.S. and Canada, respectively, during the 2015 period. As a result, our daily production volume of natural gas economically hedged has been reduced to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015.

Other Revenue

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Midstream revenue from third parties
Canada	$424	$540
Texas	5,324	381
Total	$5,748	$921

In the 2015 period, we recognized previously deferred midstream revenue of $4.9 million related to funds received from a third party in prior years in exchange for a preferential gathering rate. We will recognize the remaining $10.2 million between 2016 and 2018. The amounts to be recognized in each period are dependent on the estimated volumes remaining to be delivered under the terms of the contract.

Operating Expense
Lease Operating

	For the Three Months Ended March 31,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$7,870	$0.58	$10,099	$0.74
Equity compensation expense	143	0.01	135	0.01
	$8,013	$0.59	$10,234	$0.75
Other U.S.
Expense	$583	$6.24	$440	$14.12
Equity compensation expense	24	0.26	31	0.99
	$607	$6.50	$471	$15.11
Total U.S.
Expense	$8,453	$0.62	$10,539	$0.77
Equity compensation expense	167	0.01	166	0.01
	$8,620	$0.63	$10,705	$0.78
Horseshoe Canyon
Expense	$6,006	$1.45	$6,400	$1.48
Equity compensation expense	268	0.06	616	0.14
	$6,274	$1.51	$7,016	$1.62
Horn River
Expense	$567	$0.25	$1,036	$0.25
Equity compensation expense	—	—	—	—
	$567	$0.25	$1,036	$0.25
Total Canada
Expense	$6,573	$1.03	$7,436	$0.88
Equity compensation expense	268	0.04	616	0.07
	$6,841	$1.07	$8,052	$0.95
Total Company
Expense	$15,026	$0.75	$17,975	$0.81
Equity compensation expense	435	0.02	782	0.04
	$15,461	$0.77	$18,757	$0.85
Lease operating expense for the 2015 period in the Barnett Shale decreased in total primarily due to reduced gas lift expense resulting from the receipt of a payment in respect of gas lift services from a partner as well as a reduction in gas lift rates from a third-party service provider.

Gathering, Processing and Transportation

	For the Three Months Ended March 31,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$21,512	$1.59	$21,259	$1.56
Other U.S.	16	0.17	—	0.01
Total U.S.	21,528	1.59	21,259	1.56
Horseshoe Canyon	789	0.19	879	0.20
Horn River	6,140	2.76	10,645	2.57
Total Canada	6,929	1.09	11,524	1.36
Total	$28,457	$1.43	$32,783	$1.48
Our Horn River Asset GPT decreased in total for the 2015 period as compared to the 2014 period as a result of lower exchange rates between Canada and the U.S. and the termination of a gathering and processing agreement in March 2015. After the termination date, expenses related to this contract are recognized in Other Expense. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in. On a unit basis, the increase is primarily due to lower volume in the 2015 period compared to the 2014 period. Our Horn River Asset GPT includes payments made for unused firm capacity of $3.0 million and $3.1 million for the 2015 period and the 2014 period, respectively. We expect our future GPT expense will decrease as we rejected certain transportation contracts in the U.S.
Production and Ad Valorem Taxes

	For the Three Months Ended March 31,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$461	$0.03	$955	$0.07
Other U.S.	24	0.26	6	0.20
Total U.S.	485	0.04	961	0.07
Horseshoe Canyon	15	0.00	61	0.01
Horn River	—	—	9	—
Total Canada	15	0.00	70	0.01
Total production taxes	$500	$0.03	$1,031	$0.05
Ad valorem taxes
Barnett Shale	$2,080	$0.15	$2,133	$0.16
Other U.S.	79	0.85	90	2.90
Total U.S.	2,159	0.16	2,223	0.16
Horseshoe Canyon	692	0.17	741	0.17
Horn River	174	0.08	189	0.05
Total Canada	866	0.14	930	0.11
Total ad valorem taxes	3,025	0.15	3,153	0.14
Total	$3,525	$0.18	$4,184	$0.19

Production taxes in our Barnett Shale Asset decreased primarily due to lower commodity pricing during the 2015 period.
Depletion, Depreciation and Accretion

	For the Three Months Ended March 31,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$5,847	$0.43	$6,887	$0.50
Canada	5,228	0.82	1,795	0.21
Total depletion	11,075	0.55	8,682	0.39
Depreciation of other fixed assets
U.S.	$1,479	$0.11	$1,651	$0.12
Canada	1,403	0.22	2,239	0.26
Total depreciation	2,882	0.14	3,890	0.18
Accretion	1,332	0.07	1,383	0.06
Total	$15,289	$0.76	$13,955	$0.63
The U.S. depletion rate decreased as we reduced the depletable base due to a decrease in proved undeveloped reserves and related capital costs in light of our liquidity position and the uncertainty of sources of capital to fund a drilling and completions program at December 31, 2014. Canadian depletion for the 2015 period, when compared to the 2014 period, reflects an increase in the depletion rate primarily due to an increased depletable asset base partially offset by a decrease in production. The decrease in Canadian depreciation is primarily due to impairments taken in 2014 on the Fortune Creek gathering system.
We may experience a reduction in our depletion rates in future periods as it is reasonably possible we may incur impairment expense due to prevailing prices subsequent to March 31, 2015 when compared to prices in the corresponding period of the prior year.
General and Administrative

	For the Three Months Ended March 31,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$9,282	$0.46	$8,399	$0.38
Audit and accounting fees	824	0.04	1,115	0.05
Strategic transaction costs	6,641	0.33	2,775	0.12
Equity compensation	2,109	0.11	3,031	0.14
Total	$18,856	$0.94	$15,320	$0.69
The increase in general and administrative expense is primarily due to one-time costs associated with a reduction in force during the 2015 period. Strategic transaction costs relating to asset marketing and organizational alternatives have increased for the 2015 period as activity has increased compared to the 2014 period. The decrease in equity compensation is primarily due to the 2014 period including stock-based executive incentive compensation payments.

Other Income (Expense)
QRCI did not pay an uneconomic Canadian gathering and processing commitment, which included significant unused firm capacity, due in late February 2015. In early March 2015, the third-party service provider issued a demand letter regarding the missed payment and suspended service resulting in our production in our Horn River Asset being shut-in. Further, a termination notice was issued effective March 19, 2015. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.
In connection with this Canadian gathering and processing contract, we had previously issued a letter of credit in the amount of C$33 million. Upon termination, the third party drew down the full face amount of the letter of credit. We do not believe the third party was legally entitled to draw down the entire amount of the letter of credit and we have reserved all of our rights, entitlements and remedies in that regard. The C$33 million draw is shown as a reduction to amounts outstanding under the contract for services provided prior to the termination and the remainder is recognized as Other Expense.
In the 2015 period and 2014 period, the Canadian foreign currency exchange rate resulted in recognized losses of $3.9 million and $0.3 million, respectively.
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
Interest Expense

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Interest costs on debt outstanding	$34,375	$39,375
Add:
Fees paid on letters of credit outstanding	104	65
Non-cash interest (1)	2,566	2,665
Total interest costs incurred	37,045	42,105
Less:
Interest capitalized	(284)	(1,309)
Interest expense	$36,761	$40,796

(1)	Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization.
Interest costs incurred for the 2015 period were lower when compared to the 2014 period primarily because we discontinued the accrual of interest on the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes from and after the Petition Date.
Capitalized interest has decreased for the 2015 period when compared to the 2014 period as our unevaluated oil and natural gas property balances have decreased due to movement into the respective country cost center as areas become evaluated and proved reserves established or impairment determined.

Reorganization Items, Net

For the Three Months Ended March 31, 2015

(in thousands)
Professional fees	$2,041
Deferred financing costs and unamortized discounts	59,983
Deferred interest rate swap gains	(2,314)
Terminated contracts	935
Reorganization items, net	$60,645
Professional fees included in Reorganization Items, net are for post-petition expenses. Deferred financing costs and unamortized discounts are included for the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes as we believe these debt instruments may be impacted by the bankruptcy reorganization process. The terminated contracts represent the estimated claims related to contracts that were not previously included on the consolidated balance sheet as the liability was contingent in nature or an executory contract included in commitments and contingencies.
Income Taxes
The effective tax rates for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Income tax (benefit) expense - U.S.	$1,966	$2,671
Effective tax rate - U.S.	(2.4)%	(5.3)%
Income tax (benefit) expense - Canada	$(430)	$(20)
Effective tax rate - Canada	1.4%	0.3%
Income tax (benefit) expense - total	$1,536	$2,651
Effective tax rate - total	(1.3)%	(4.7)%

Income tax expense for the 2015 period included an increase in the U.S. and Canadian valuation allowances of $27.7 million and $4.1 million, respectively. We have a full valuation allowance in both the U.S. and Canada. Deferred income tax recognized for the 2015 and 2014 periods is a result of hedge gains previously deferred in AOCI being realized during the period and the net tax impact being recognized.
Quicksilver Resources Inc. and its Restricted Subsidiaries
Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of March 31, 2015. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.

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
Between January and March 2015, substantially all of our derivatives were restructured or terminated. These restructured and terminated derivatives reduced our daily production volume of natural gas economically hedged at March 31, 2015 to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015. The proceeds of the 2015 terminated derivatives were $135.7 million. We have used substantially all of the proceeds from these terminated derivatives to pay down amounts outstanding under our Combined Credit Agreements.
The following summarizes our cash flow activity for the 2015 period and 2014 period:

	For the Three Months Ended March 31,
	2015	2014

	(in thousands)
Net cash provided by (used in) operating activities	$87,990	$(19,984)
Net cash provided by (used in) investing activities	(13,855)	31,309
Net cash provided by (used in) financing activities	(11,598)	(31,905)

Operating Cash Flows
Net cash provided by operating activities for the 2015 period increased from the 2014 period primarily due to the terminated derivatives.

Investing Cash Flows
Costs incurred for property, plant and equipment for the 2015 period and 2014 period were as follows:

	United States	Canada	Consolidated

	(in thousands)
For the Three Months Ended March 31, 2015
Exploration and development	$13,268	$976	$14,244
Midstream	—	43	43
Administrative	94	17	111
Total	$13,362	$1,036	$14,398
For the Three Months Ended March 31, 2014
Exploration and development	$33,216	$8,954	$42,170
Midstream	11	—	11
Administrative	14	77	91
Total	$33,241	$9,031	$42,272
Costs incurred reflect the activity of the 2015 capital program, while capital expenditures shown in the condensed consolidated statement of cash flows also reflect the related changes in working capital. Changes in working capital are driven by changes in accounts payable from prior year activities.
Financing Cash Flows
In March 2015, a third-party service provider drew down the full face amount of a C$33 million letter of credit in connection with their termination of a Canadian gathering and processing contract, see additional discussion below in “Contractual Obligations and Commercial Commitments.” Additionally, we had repayments of debt in the 2015 period as we used proceeds from derivative terminations prior to filing Chapter 11 to reduce outstanding amounts under our Combined Credit Agreements. Distributions of Fortune Creek partnership funds of $0.9 million and $29.5 million were paid in the 2015 period and the 2014 period, respectively, to our partner based on our partner's preferential distribution rights.
Liquidity and Borrowing Capacity
Our sources of liquidity and capital resources historically have been cash flow from operations, proceeds from sales of oil and natural gas properties, borrowings under the Combined Credit Agreements, and issuances of debt securities. Between January and March 2015, substantially all of our derivative positions were terminated, which will significantly reduce our operating cash flow in future periods given current commodity prices. Proceeds from these terminated derivative positions of $36.7 million were used to reduce amounts outstanding under our Combined Credit Agreements prior to March 31, 2015. Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements and all borrowings and other fees under the Combined Credit Agreements became immediately due and payable. As a result, we no longer have any liquidity available to us under the Combined Credit Agreements. The ability of the lenders under the Combined Credit Agreements to seek remedies to enforce their rights under the agreements against the U.S. Debtors was automatically stayed as a result of the Chapter 11 filings, and the lenders’ rights of enforcement against the U.S. Debtors are subject to the applicable provisions of the Bankruptcy Code.
Since the Chapter 11 filings, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. As of March 31, 2015, we held cash and cash equivalents of $291.8 million, which was reduced by $88.0 million in April 2015 as we continued to apply proceeds from terminated derivatives to reduce amounts outstanding under our Combined Credit Agreements. Although we believe our cash flow from operations and cash on hand will be adequate to meet the short‑term operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter

11 plan has been confirmed, if at all, by the Bankruptcy Court. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and expect that we will continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 proceedings.
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
Financial Position
The following impacted our balance sheet as of March 31, 2015, as compared to our balance sheet as of December 31, 2014:

•	Cash, cash equivalents and marketable securities increased $68.3 million as derivative positions were terminated during the 2015 period.

•
The valuation of our current and non-current derivative assets was $142.1 million lower on a net basis, which was primarily due to the termination of substantially all of our derivative positions between January and March 2015.

•
Our net property, plant and equipment balance decreased $24.3 million from December 31, 2014 to March 31, 2015. Decreases were primarily due to DD&A incurred of $14.0 million and $24.6 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital costs of $14.4 million during 2015.

•	Our accrued liabilities decreased $50.8 million, primarily due to the reclassification of the majority of our previously accrued interest to Liabilities Subject to Compromise.

•
Current portion of long-term debt decreased $1,776.8 million primarily from the reclassification of the majority of our debt to Liabilities Subject to Compromise. The remainder of the decrease was due to net payments under the Combined Credit Agreements of $10.5 million, changes to the U.S.-Canadian exchange rate resulting in a decrease of $3.6 million and recognition of $0.5 million of interest rate swaps, partially offset by $1.3 million of amortized discounts.

•
Partnership liability decreased $5.5 million primarily due to periodic distributions of $0.9 million distributed to KKR based on their preferential rights, and foreign exchange rate changes of $7.8 million, partially offset by accretion of $3.2 million.

Contractual Obligations and Commercial Commitments
QRCI did not pay an uneconomic Canadian gathering and processing commitment, which included significant unused firm capacity, due in late February 2015. In early March 2015, the third-party service provider issued a demand letter regarding the missed payment and suspended service resulting in our Horn River Asset production being shut-in. Further, a termination notice was issued by the third-party service provider effective March 19, 2015. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.
In connection with this Canadian gathering and processing contract, we had previously issued a letter of credit in the amount of C$33 million. Upon termination, the third party drew down the full face amount of the letter of credit. We do not believe the third party was legally entitled to draw down the entire amount of the letter of credit and we have reserved all of our rights, entitlements and remedies in that regard. The C$33 million draw is shown as a reduction to amounts outstanding under the contract for services provided prior to the termination and the remainder is recognized as Other Expense. At the present time, we cannot predict the ultimate outcome of this matter, including whether some or all of the C$33 million drawn on the letter of credit will be payable to us or whether any additional amounts will have to be paid related to the termination of the contract.
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
Additionally, on April 15 and May 8, 2015, the Bankruptcy Court issued orders allowing us to reject certain executory contracts with uneconomic terms having an effective date of April 1, 2015. In the second quarter of 2015, we expect to recognize a reorganization item expense of $67.5 million and a corresponding liability subject to compromise for these rejected executory contracts.
Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements, Second Lien Term Loan, the Second Lien Notes, the Senior Notes due 2019, the Senior Notes due 2021, and the Senior Subordinated Notes. All principal, interest and other amounts under each of these debt instruments became immediately due and payable at that time.
Certain other contracts were rejected by the Bankruptcy Court effective March 17, 2015 and the total estimated allowable claim under these contracts has been included in Liabilities Subject to Compromise and Reorganization Items, net as appropriate.
As of March 31, 2015, other than the changes discussed above, there have been no significant changes to our contractual obligations and commitments as reported in our 2014 Annual Report on Form 10-K.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2014 Annual Report on Form 10-K. These critical estimates, for which no significant changes, other than those discussed in the results of operations, occurred during the three months ended March 31, 2015, include estimates and assumptions for:

• oil and gas reserves	• asset retirement obligations
• full cost ceiling calculations	• stock-based compensation
• derivative instruments	• income taxes
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
In April 2015, the FASB issued accounting guidance, “Interest - Imputation of Interest” that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for us in the first quarter of 2016. We are currently evaluating the timing of adoption and the impact that the adoption will have on our consolidated financial statements.
No other pronouncements materially affecting our financial statements have been issued since the filing of our 2014 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We have established internal control policies and procedures for managing risk within our organization. The possibility of decreasing prices received for our natural gas, NGL and oil production is among the several risks that we face. We have sought to manage this risk by entering into derivative contracts. We have mitigated the downside risk of adverse price movements through the use of derivatives but, in doing so, we have also limited our ability to benefit from favorable price movements.
We have historically entered into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program most often resulted in realized prices from the sale of our natural gas and NGLs that varied from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $7.9 million and $9.5 million for the 2015 period and 2014 period, respectively, and a net gain was recognized in net derivative gains (losses), net of $27.5 million for the 2015 period and a net loss of $42.0 million for the 2014 period.
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
The following table details our open derivative positions at March 31, 2015:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf or Bbl
Gas	Swap	U.S.	Apr 2015 - Dec 2015	5 MMcfd	4.255
Gas	Swap	U.S.	Apr 2015 - Dec 2015	5 MMcfd	4.25
Gas	Swap	Canada(1)	Apr 2015 - Dec 2015	10 MMcfd	4.04

(1)	This derivative was allocated to Canada upon inception; however, the legal counterparty is Quicksilver Resources Inc.
These open derivative positions had a net fair value of $7.5 million as of March 31, 2015.
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
During the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering additional estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. As a result, we may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms, or at all.
Interest Rate Risk
Changes in interest rates affect the interest rate we pay on borrowings under the Combined Credit Agreements.
At March 31, 2015, we did not have any availability under our Combined Credit Agreements as we were in default. If interest rates change by 1% on our March 31, 2015 variable debt balances of $260.5 million, our annual pre-tax income would decrease or increase by $2.6 million.
Adequate protection payments to the lenders under our Second Lien Term Loan and the holders of our Second Lien Notes are based in part on accrued and unpaid post-petition interest, which features a LIBOR floor.

Consequently, a 1% increase in the applicable interest rates as of March 31, 2015, would increase our adequate protection payments by only 0.02% or an estimated annual adequate protection payment increase of $0.1 million.
Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2015 period and the 2014 period resulted in losses of $3.9 million and $0.3 million, respectively, and were included in other income.
ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
There have been no material changes in the legal proceedings described in Part I, Item 3 included in our 2014 Annual Report on Form 10-K.
ITEM 1A.   Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A included in our 2014 Annual Report on Form 10-K.
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
January 2015	363,381	$0.18	—	—
February 2015	553,064	$0.09	—	—
March 2015	2,967	$0.04	—	—
Total	919,412	$0.13	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.
We have not paid cash dividends on our common stock and intend to retain our cash flows from operations for future operations and development of our business.
Furthermore, we are effectively restricted from making dividend payments during the pendency of the Chapter 11 proceedings.
ITEM 3. Defaults Upon Senior Securities
The U.S. Debtors’ Chapter 11 filings constituted an event of default under our Combined Credit Agreements, Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes. We included a description of the defaults in our Current Report on Form 8‑K filed with the SEC on March 17, 2015.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1
Twenty-fifth Supplemental Indenture, dated as of March 16, 2015, among Quicksilver Resources Inc., the subsidiary guarantors named therein, The Bank of New York Mellon Trust Company, N.A., (as resigning trustee), U.S. Bank National Association (as first successor trustee), and Wilmington Trust, National Association (as second successor trustee)
†
4.2
Instrument of Resignation, Appointment and Acceptance, dated as of March 16, 2015, among Quicksilver Resources Inc., The Bank of New York Mellon Trust Company, N.A.,(as resigning trustee) and Delaware Trust Company (as successor trustee)
†
10.1	Letter to Romy M. Massey dated July 15, 2013					†
10.2	Letter to Romy M. Massey dated February 26, 2015					†
10.3	Letter to Stan G. Page dated February 17, 2015					†
10.4	Letter to J. David Rushford dated February 23, 2015					†
10.5	Letter to Anne Darden Self dated February 17, 2015					†
10.6	Waiver and Forbearance Agreement, dated March 16, 2015, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc., the guarantors party thereto and the agents and lenders party thereto					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 18, 2015	Quicksilver Resources Inc.

		By:	/s/ Vanessa Gomez LaGatta
Vanessa Gomez LaGatta
Senior Vice President-Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1
Twenty-fifth Supplemental Indenture, dated as of March 16, 2015, among Quicksilver Resources Inc., the subsidiary guarantors named therein, The Bank of New York Mellon Trust Company, N.A., (as resigning trustee), U.S. Bank National Association (as first successor trustee), and Wilmington Trust, National Association (as second successor trustee)
†
4.2
Instrument of Resignation, Appointment and Acceptance, dated as of March 16, 2015, among Quicksilver Resources Inc., The Bank of New York Mellon Trust Company, N.A.,(as resigning trustee) and Delaware Trust Company (as successor trustee)
†
10.1	Letter to Romy M. Massey dated July 15, 2013					†
10.2	Letter to Romy M. Massey dated February 26, 2015					†
10.3	Letter to Stan G. Page dated February 17, 2015					†
10.4	Letter to J. David Rushford dated February 23, 2015					†
10.5	Letter to Anne Darden Self dated February 17, 2015					†
10.6	Waiver and Forbearance Agreement, dated March 16, 2015, among Quicksilver Resources Inc., Quicksilver Resources Canada Inc., the guarantors party thereto and the agents and lenders party thereto					†
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡