Form 10-Q
period 2015-06-30
QUICKSILVER RESOURCES INC
filed 2015-08-10
CIK 1060990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding as of July 31, 2015
Common Stock, $0.01 par value	183,127,212 shares

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

COMMONLY USED TERMS
Other commonly used terms and abbreviations include:

“Amended and Restated Canadian Credit Facility” means our Canadian senior secured revolving credit facility which was amended and restated, effective December 22, 2011, and as further amended, restated, supplemented or otherwise modified
“Amended and Restated U.S. Credit Facility” means our U.S. senior secured revolving credit facility which was amended and restated, effective December 22, 2011, and as further amended, restated, supplemented or otherwise modified
“Bankruptcy Code” means title 11 of the United States Code
“Bankruptcy Court” means the United States Bankruptcy Court for the District of Delaware
“Bar Date” means July 31, 2015 for general claims and September 14, 2015 for government claims and is the general deadline set by the Bankruptcy Court for the filing of proofs of claim by certain pre-petition creditors to formally assert claims against the U.S. Debtors
“Barnett Shale Asset” means our operations and our assets in the Barnett Shale located in the Fort Worth basin of North Texas
“CCAA” means the Companies’ Creditors Arrangement Act (Canada)
“Chapter 11” means chapter 11 of the Bankruptcy Code
“CMLP” means Crestwood Midstream Partners LP
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

“Exclusive Filing Period” means the exclusive period to file a chapter 11 plan
“Exclusive Periods” means the Exclusive Filing Period and the Exclusive Solicitation Period
“Exclusive Solicitation Period” means the exclusive period to solicit acceptance of a chapter 11 plan
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards in the U.S.
“Forbearance Agreement” means the Waiver and Forbearance Agreement entered into by us and QRCI on March 16, 2015 with the administrative agents and certain of the lenders under the Combined Credit Agreements
“Forbearance Agreements” means the Forbearance Agreement and Second Forbearance Agreement
“Fortune Creek” means Fortune Creek Gathering and Processing Partnership, a midstream partnership formed with KKR and dedicated to the construction and operation of natural gas midstream services within the Horn River basin of northeast British Columbia
“GAAP” means accounting principles generally accepted in the U.S.
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
“Petition Date” means March 17, 2015
“Schedules and Statements” means the schedules of assets and liabilities and statements of financial affairs that were filed on June 9, 2015 by the U.S. Debtors with the Bankruptcy Court, together with any amendments, supplements and modifications
“SEC” means the U.S. Securities and Exchange Commission
“Second Forbearance Agreement” means the Second Waiver and Forbearance Agreement entered into by QRCI on June 15, 2015 with the administrative agents and certain of the lenders under the Combined Credit Agreements
“Second Lien Notes” means our senior secured second lien notes issued June 21, 2013
“Second Lien Term Loan” means our senior secured second lien term loan facility, effective June 21, 2013
“Southwestern” means Southwestern Energy Company
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
For the Quarter Ended June 30, 2015

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

•
failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and make adequate protection payments, and our ability to continue as a going concern;

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
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Production	$51,701	$113,895	$112,438	$229,571
Sales of purchased natural gas	10,808	19,520	21,579	36,742
Net derivative gains (losses)	101	(16,357)	27,602	(58,390)
Other	765	974	6,513	1,895
Total revenue	63,375	118,032	168,132	209,818
Operating expense
Lease operating	11,796	18,690	27,257	37,446
Gathering, processing and transportation	19,014	34,921	47,471	67,704
Production and ad valorem taxes	3,748	4,305	7,273	8,489
Costs of purchased natural gas	10,761	19,514	21,544	36,706
Depletion, depreciation and accretion	12,854	14,659	28,143	28,615
Impairment	77,411	—	77,411	—
General and administrative	10,235	11,485	29,091	26,805
Other operating	352	922	689	1,571
Total expense	146,171	104,496	238,879	207,336
Operating income (loss)	(82,796)	13,536	(70,747)	2,482
Other income (expense) - net	119	(1,427)	(25,447)	(1,359)
Fortune Creek accretion	(3,370)	(3,602)	(6,598)	(8,003)
Interest expense (contractual interest expense equals $39,485 and $78,873 for the three and six months ended June 30, 2015, respectively)	(3,584)	(41,233)	(40,345)	(82,028)
Reorganization items, net	(80,040)	—	(140,685)	—
Loss before income taxes	(169,671)	(32,726)	(283,822)	(88,908)
Income tax expense	(2,148)	(3,369)	(3,684)	(6,020)
Net loss	$(171,819)	$(36,095)	$(287,506)	$(94,928)
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(6,538)	(5,121)	(11,796)	(12,971)
Foreign currency translation adjustment	1,369	5,014	(6,094)	759
Other comprehensive loss	(5,169)	(107)	(17,890)	(12,212)
Comprehensive loss	$(176,988)	$(36,202)	$(305,396)	$(107,140)
Earnings (loss) per common share - basic	$(0.98)	$(0.21)	$(1.63)	$(0.55)
Earnings (loss) per common share - diluted	$(0.98)	$(0.21)	$(1.63)	$(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$200,209	$223,529
Accounts receivable - net of allowance for doubtful accounts	29,689	65,158
Derivative assets at fair value	4,572	120,176
Other current assets	22,114	14,414
Total current assets	256,584	423,277
Property, plant and equipment - net
Oil and natural gas properties, full cost method (including unevaluated costs of $19,517 and $18,803, respectively)	517,057	614,668
Other property and equipment	105,619	114,112
Property, plant and equipment - net	622,676	728,780
Derivative assets at fair value	—	29,391
Other assets	7,405	32,854
	$886,665	$1,214,302
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$164,288	$2,037,305
Accounts payable	16,350	22,586
Accrued liabilities	43,554	81,146
Total current liabilities	224,192	2,141,037
Partnership liability	90,519	91,956
Asset retirement obligations	102,123	104,049
Other liabilities	10,195	15,131
Liabilities subject to compromise	1,899,156	—
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 191,505,165 and 187,802,994 shares issued, respectively	1,915	1,878
Additional paid in capital	785,494	781,669
Treasury stock of 8,377,953 and 7,444,372 shares, respectively	(53,925)	(53,810)
Accumulated other comprehensive income	53,963	71,853
Retained deficit	(2,226,967)	(1,939,461)
Total stockholders' equity	(1,439,520)	(1,137,871)
	$886,665	$1,214,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2013	$1,840	$770,092	$(51,422)	$109,881	$(1,836,361)	$(1,005,970)
Net loss	—	—	—	—	(94,928)	(94,928)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $6,020	—	—	—	(12,971)	—	(12,971)
Foreign currency translation adjustment	—	—	—	759	—	759
Issuance and vesting of stock compensation	8	5,569	(2,383)	—	—	3,194
Balances at June 30, 2014	$1,848	$775,661	$(53,805)	$97,669	$(1,931,289)	$(1,109,916)

Balances at December 31, 2014	$1,878	$781,669	$(53,810)	$71,853	$(1,939,461)	$(1,137,871)
Net loss	—	—	—	—	(287,506)	(287,506)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $3,895	—	—	—	(11,796)	—	(11,796)
Foreign currency translation adjustment	—	—	—	(6,094)	—	(6,094)
Issuance and vesting of stock compensation	37	3,825	(115)	—	—	3,747
Balances at June 30, 2015	$1,915	$785,494	$(53,925)	$53,963	$(2,226,967)	$(1,439,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended June 30,
	2015	2014

Operating activities:
Net loss	$(287,506)	$(94,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	28,143	28,615
Impairment expense	77,411	—
Deferred income tax expense	3,895	6,020
Hedging and derivative activities	125,939	45,119
Stock-based compensation	3,862	5,577
Non-cash interest expense	3,237	5,840
Reorganization items, net	136,195	—
Fortune Creek accretion	6,598	8,003
Other	(463)	(163)
Changes in assets and liabilities
Accounts receivable	33,319	(17,909)
Prepaid expenses and other assets	(11,304)	456
Accounts payable	(12,028)	(12,725)
Income taxes	17	6,978
Accrued and other liabilities	5,550	18,354
Net cash provided by (used in) operating activities	112,865	(763)
Investing activities:
Capital expenditures	(19,668)	(87,992)
Proceeds from Southwestern Transaction	—	93,456
Proceeds from sale of properties and equipment	2,882	1,810
Purchases of marketable securities	—	(55,890)
Maturities and sales of marketable securities	—	212,057
Net cash provided by (used in) investing activities	(16,786)	163,441
Financing activities:
Issuance of debt	28,335	—
Repayments of debt	(152,702)	(193,689)
Debt issuance costs paid	(80)	(225)
Distribution of Fortune Creek Partnership funds	(1,426)	(33,770)
Purchase of treasury stock	(115)	(2,383)
Net cash used in financing activities	(125,988)	(230,067)
Effect of exchange rate changes in cash	6,589	570
Net change in cash and cash equivalents	(23,320)	(66,819)
Cash and cash equivalents at beginning of period	223,529	89,103
Cash and cash equivalents at end of period	$200,209	$22,284

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
The U.S. Debtors are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. Since the Chapter 11 filings, the Bankruptcy Court has entered the orders necessary to enable the U.S. Debtors to conduct normal business activities, including orders to, among other things and subject to applicable caps for pre-petition items, pay employee wages and benefits, pay certain lienholders and critical vendors, and forward funds belonging to third parties, including royalty holders and partners, as well as the approval of the U.S. Debtors’ use of their secured lenders’ cash collateral and collateral, and the provision of adequate protection related thereto. While the U.S. Debtors are subject to Chapter 11, all transactions outside the ordinary course of their business will require the prior approval of the Bankruptcy Court.
On March 16 and June 15, 2015, we, along with QRCI, entered into the Forbearance Agreements with the administrative agents and certain of the lenders under the Combined Credit Agreements. As a result of the Chapter 11 filing, the obligations under the Combined Credit Agreements were automatically accelerated. However, pursuant to the Forbearance Agreements, the administrative agents and the lenders agreed to, among other things, (i) forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility related to our Chapter 11 filing until the earlier of September 16, 2015 or certain other events specified in the Forbearance Agreements, including, among other things, the commencement by QRCI or certain specified Canadian subsidiary guarantors of insolvency proceedings and (ii) waive compliance with certain specified terms and conditions relating to the renewal of outstanding evergreen letters of credit under the Combined Credit Agreements, among other things.
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
The U.S. Debtors’ Exclusivity Periods. On July 7, 2015, the Bankruptcy Court entered an order extending the U.S Debtors’ (i) Exclusive Filing Period through and including October 13, 2015 and (ii) Exclusive Solicitation Period through and including December 14, 2015. The U.S. Debtors requested and were granted a 90-day extension of the Exclusive Periods to afford them the opportunity to complete the critical tasks necessary to develop and negotiate a chapter 11 plan with their creditors.
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
Magnitude of Potential Claims. On June 9, 2015, the U.S. Debtors filed with the Bankruptcy Court Schedules and Statements setting forth, among other things, the assets and liabilities of the U.S. Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification.
Certain holders of pre-petition claims were required to file proofs of claim by the Bar Date. As of July 31, 2015, approximately 489 claims totaling about $6.4 billion had been filed with the Bankruptcy Court against the U.S. Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process we have identified, and we expect to continue to identify many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed. Claims we believe are allowable are included in Liabilities Subject to Compromise.
Through the claims resolution process, differences in amounts scheduled by the U.S. Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
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
The U.S. Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and have been granted a 90 day extension to the Exclusive Periods. If we file a plan of reorganization, the U.S. Debtors have 60 additional days to obtain necessary acceptances of our plan. The periods may be further extended by the Bankruptcy Court for cause. If the U.S. Debtors’ Exclusive Filing Period lapses, any party in interest may file a plan of reorganization for any of the U.S. Debtors. As discussed above, the Bankruptcy Court has extended the U.S. Debtors’ Exclusive Filing Period through October 13, 2015 and the Exclusive Solicitation Period through December 14, 2015.
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
Basis of Presentation
The accompanying condensed consolidated interim financial statements have not been audited. In management’s opinion, the accompanying condensed consolidated interim financial statements contain all adjustments necessary to fairly present our financial position as of June 30, 2015 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature unless otherwise noted. The results for interim periods are not necessarily indicative of annual results.
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
The accompanying condensed consolidated interim financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings, other than as set forth under Liabilities Subject to Compromise and Reorganization Items, net on the accompanying condensed consolidated interim financial statements. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.
In accordance with GAAP, we have applied ASC 852 “Reorganizations,” in preparing our condensed consolidated interim financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization Items, net in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss). In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our condensed consolidated balance sheets at June 30, 2015 in Liabilities Subject to Compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
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
Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on our Condensed Consolidated Balance Sheet as of June 30, 2015:

June 30, 2015

(in thousands)
Accounts payable	$1,016
Accrued liabilities	116,984
Debt	1,781,156
Liabilities subject to compromise	$1,899,156
Liabilities Subject to Compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings. Accrued liabilities primarily includes previously accrued and unpaid interest that is associated with the debt that we believe may be impacted by the bankruptcy reorganization process.
Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
Reorganization Items, net
The following table summarizes the components included in Reorganization Items, net in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

	(in thousands)
Professional fees	$12,502	$14,543
Deferred financing costs and unamortized discounts	—	59,983
Deferred interest rate swap gains	—	(2,314)
Terminated contracts	67,538	68,473
Reorganization items, net	$80,040	$140,685
Professional fees included in Reorganization Items, net are for post-petition expenses. Deferred financing costs and unamortized discounts are included for the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes as we believe these debt instruments may be impacted by the bankruptcy reorganization process. Terminated contracts represent the estimated claims related to five GPT and one professional fee contracts that run through 2019 and were not previously included on the balance sheet as the liability was contingent or an executory contract included in commitments and contingencies.

The amount is derived by using the undiscounted contractual rates multiplied by the remaining contractual volumes and will be adjusted through the claims reconciliation process as necessary.
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
In July 2015, the FASB voted to extend by one year the effective date to adopt the accounting guidance, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Reporting entities may elect to adopt the guidance at the original effective date or may delay one year. We intend to delay the adoption of this guidance until the first quarter of 2018. We have not yet selected a transition method and we are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued accounting guidance, “Simplifying the Measurement of Inventory,” that requires inventory to be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective on a prospective basis for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption will have on our consolidated financial statements.
No other pronouncements materially affecting our financial statements have been issued since the filing of our 2014 Annual Report on Form 10-K.
2. DIVESTITURES
In May 2014, we completed the sale of our Niobrara Asset to Southwestern Energy Company. The purchase price was subject to customary purchase price adjustments, which resulted in Southwestern paying us $95.6 million, including a final adjustment of $2.1 million, which we received in the third quarter of 2014. We determined that the Southwestern Transaction did not represent a significant disposal of reserves under GAAP, therefore we reduced the balance of U.S. oil and gas properties by the amount of these proceeds and we did not recognize a gain or loss.
Note 3 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains additional information on other divestitures.

3. DERIVATIVES AND FAIR VALUE MEASUREMENTS
The following table categorizes our commodity derivative instruments based upon the level of the inputs used in estimating the fair value:

	Asset Derivatives		Liability Derivatives
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

	(in thousands)		(in thousands)
Level 2 derivative instruments	$4,572	$104,608	$—	$—
Level 3 derivative instruments	—	44,959	—	—
Total	$4,572	$149,567	$—	$—

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

The following table identifies the changes in “Level 3” net asset derivative fair values for the periods indicated:

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Balance at beginning of period	$—	$7,201
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	—	(13,434)
Settlements in net derivative gains (losses)	—	700
Balance at end of period	$—	$(5,533)

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$—	$(11,385)

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Balance at beginning of period	$44,959	$23,485
Total gains (losses) for the period:
Unrealized gain (loss) on derivatives	(109,240)	(31,317)
Settlements in net derivative gains (losses)	64,281	2,299
Balance at end of period	$—	$(5,533)

Total gains (losses) included in net derivative gains (losses) attributable to the change in unrealized gains (losses) related to assets still held at the reporting date	$—	$(26,961)
Commodity Price Derivatives
Between January and March 2015, substantially all of our derivatives were restructured or terminated either by us or the counterparties to such derivatives in anticipation or as a result of our Chapter 11 filings. These restructured and terminated derivatives reduced our daily production volume of natural gas economically hedged to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015. The cash proceeds from derivatives terminated in 2015 were $135.7 million.
Effective December 31, 2012, we discontinued the use of hedge accounting. Changes in value subsequent to this date are recognized in net derivative gains (losses) in the period in which they occur. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021). Gains from the effective portion of derivative assets and liabilities held in AOCI expected to be reclassified into earnings during the following twelve months will result in production revenue of $15.9 million net of income taxes.
Interest Rate Derivatives
In 2010, we executed early settlements of our interest rate swaps that were designated as fair value hedges. Upon the early settlements, we recorded the resulting gain as a fair value adjustment to our debt and began to recognize the deferred gain as a reduction of interest expense over the lives of the respective notes. During the six months ended June 30, 2015 and 2014, we recognized $0.5 million and $1.0 million, respectively, of those deferred gains as a reduction of interest expense. As a result of the Chapter 11 proceedings, the remainder of the deferred gains related to these interest rate swaps were included in Reorganization Items, net.
Fair Value Disclosures
The estimated fair value of our derivative instruments at June 30, 2015 and December 31, 2014 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

	(in thousands)		(in thousands)
Derivatives not designated as hedges:
Commodity contracts reported in:
Current derivative assets	$4,572	$120,176	$—	$—
Noncurrent derivative assets	—	81,187	—	51,796
Total derivatives not designated as hedges	$4,572	$201,363	$—	$51,796
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
Financial instruments not carried at fair value
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 are included in Note 5.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014

	(in thousands)
Oil and gas properties
Subject to depletion	$5,753,806	$5,821,167
Unevaluated costs	19,517	18,803
Accumulated depletion	(5,256,266)	(5,225,302)
Net oil and gas properties	517,057	614,668
Other property and equipment
Pipelines and processing facilities	305,041	316,013
General properties	64,526	66,455
Accumulated depreciation	(263,948)	(268,356)
Net other property and equipment	105,619	114,112
Property, plant and equipment, net of accumulated depletion and depreciation	$622,676	$728,780
Ceiling Test Analysis and Impairment
We recorded impairment expense of $77.4 million at June 30, 2015 for our Canadian oil and gas properties. We computed the June 30, 2015 ceiling amounts for our Canadian oil and gas properties using AECO prices of $2.90 per MMBtu of natural gas, calculated as the unweighted average of the preceding 12-month first-day-of-

the-month prices. The AECO natural gas prices used to compute the ceiling amount at June 30, 2015 was 31% lower than the comparable price used at December 31, 2014.
Notes 2 and 7 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contain additional information regarding our property, plant and equipment and our quarterly ceiling test analysis.
5. DEBT
Debt consisted of the following:

	June 30, 2015	December 31, 2014

	(in thousands)
Combined Credit Agreements	$164,288	$274,514
Second Lien Term Loan, net of unamortized discount (1)	—	610,242
Second Lien Notes due 2019, net of unamortized discount (1)	—	195,277
Senior notes due 2019, net of unamortized discount (1)	—	293,919
Senior notes due 2021, net of unamortized discount (1)	—	310,590
Senior subordinated notes due 2016 (1)	—	350,000
Total debt	164,288	2,034,542
Unamortized deferred gain-terminated interest rate swaps	—	2,763
Current portion of long-term debt (2)	(164,288)	(2,037,305)
Long-term debt (2)	$—	$—

(1)	Classified as Liability Subject to Compromise as of June 30, 2015

(2)	As a result of our Chapter 11 filings, we have classified all debt as current at June 30, 2015
On March 16 and June 15, 2015, we, along with QRCI, entered into the Forbearance Agreements with the administrative agents and certain of the lenders under the Combined Credit Agreements. As a result of the Chapter 11 filing, the obligations under the Combined Credit Agreements were automatically accelerated. However, pursuant to the Forbearance Agreements, the administrative agents and certain of the lenders agreed to, among other things, (i) forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility related to our Chapter 11 filing until the earlier of September 16, 2015 or certain other events specified in the Forbearance Agreements, including, among other things, the commencement by QRCI or certain specified Canadian subsidiary guarantors of insolvency proceedings and (ii) waive compliance with certain specified terms and conditions relating to the renewal of outstanding evergreen letters of credit under the Combined Credit Agreements, among other things.
In March 2015, a third-party service provider drew down the full face amount of a C$33 million letter of credit in connection with the termination of a Canadian gathering and processing contract. See additional discussion in Note 7. In April and May 2015, other third-party service providers in the U.S. drew down $2.1 million of outstanding letters of credit.
As of June 30, 2015, $164.3 million in loans ($81.8 million and $82.5 million in the U.S. and Canada, respectively) and $9.8 million ($7.7 million and $2.1 million in the U.S. and Canada, respectively) in letters of credit were outstanding under our Combined Credit Agreements. Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements and all borrowings and other fees under the Combined Credit Agreements became immediately due and payable. As a result, we no longer have any liquidity available to us under the Combined Credit Agreements. The ability of the lenders under the Combined Credit Agreements to seek remedies to enforce their rights under the agreements against the U.S. Debtors was automatically stayed as a result of the Chapter 11 filings, and the lenders’ rights of enforcement against the U.S. Debtors are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under the Combined Credit Agreements have not been included in Liabilities Subject to Compromise because we believe the secured debt will not be impacted by the bankruptcy reorganization process. We continue to accrue and pay interest on the Combined Credit Agreements in accordance with the Forbearance Agreement and the Bankruptcy Court’s cash collateral order. Beginning on March 17, 2015, as part of the Forbearance Agreement, we agreed to pay interest monthly for the Amended and Restated U.S. Credit Facility at a specified rate of ABR plus the applicable margin and for the

Amended and Restated Canadian Credit Facility at a specified rate of Canadian prime plus the default rate plus the applicable margin for Canadian dollar denominated borrowings, and U.S. prime plus the default rate plus the applicable margin, for U.S. dollar denominated borrowings. Subsequent to the Forbearance Agreement, we agreed in connection with the adequate protection package, which allowed for the use of cash collateral and collateral, to fix the applicable margin for loans under the Amended and Restated U.S. Credit Facility to 2.5%. We also agreed to set the applicable margin for loans under the Amended and Restated Canadian Credit Facility to 2.75%. At June 30, 2015, the weighted average interest rate for amounts outstanding under the Combined Credit Agreement was 6.72%. In April 2015, we repaid $88.0 million ($46.5 million and $41.5 million in the U.S. and Canada, respectively) and in June 2015 we repaid an additional $11.1 million in the U.S., of outstanding amounts under our Combined Credit Agreements with proceeds from terminated derivative positions.
Our Chapter 11 filings also constituted an event of default under the Second Lien Term Loan, the Second Lien Notes, the Senior Notes due 2019, the Senior Notes due 2021, and the Senior Subordinated Notes. All principal, interest and other amounts under each of these debt instruments became immediately due and payable. The ability of the lenders and noteholders to seek remedies to enforce their rights under the applicable debt instruments was automatically stayed as a result of the Chapter 11 filings, and the lenders’ and noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes have been reclassified as Liabilities Subject to Compromise. We discontinued the accrual of interest on the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes from and after the Petition Date. However, we are making adequate protection payments to the lenders under the Second Lien Term Loan and the holders of the Second Lien Notes, in each case in an amount equal to all accrued and unpaid post-petition interest (at a rate of 7.00% as of June 30, 2015), fees and costs due and payable on a monthly basis under the Second Lien Term Loan and the indenture for the Second Lien Notes, respectively, in accordance with the Bankruptcy Court’s cash collateral order. As the Bankruptcy Court will ultimately determine the treatment of all amounts subject to compromise and our Second Lien Term Loan and Second Lien Notes may be impacted by the bankruptcy reorganization process, the adequate protection payments are treated as a principal payment rather than as interest expense. The Bankruptcy Court could recharacterize these payments as diminution in value claims or interest payments or find that additional amounts are due, which in each case could require us to expense these payments. As of June 30, 2015 we have made aggregate payments of $16.8 million under the Bankruptcy Court’s cash collateral order.
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

Priority on Collateral and Structural Seniority (1)
	Highest priority					Lowest priority
	First Lien	Second Lien		Senior Unsecured		Senior Subordinated
	Combined Credit Agreements	Second Lien Term Loan	Second Lien Notes	2019 Senior Notes	2021 Senior Notes	Senior Subordinated Notes
Principal amount (1) (2)	$325 million	$625 million	$200 million	$298 million	$325 million	$350 million
Scheduled maturity date prior to acceleration (3)	September 6, 2016	June 21, 2019	June 21, 2019	August 15, 2019	July 1, 2021	April 1, 2016
Springing maturity date prior to acceleration (3)	October 2, 2015	January 1, 2016	January 1, 2016	N/A	N/A	N/A
Interest rate on outstanding borrowings at June 30, 2015 (4)	6.72%	7.00%	7.00%	9.125%	11.00%	7.125%
Base interest rate options prior to acceleration (5) (6)	LIBOR, ABR, CDOR	LIBOR floor of 1.25%; ABR floor of 2.25%	LIBOR floor of 1.25%	N/A	N/A	N/A
Financial covenants (7) (9)	- Minimum current ratio of 1.0 - Minimum EBITDAX or EBITDA to cash interest expense - Maximum senior secured debt leverage ratio of 2.0	N/A	N/A	N/A	N/A	N/A
Significant restrictive covenants (7)(8)(9)	- Incurrence of debt - Incurrence of liens - Payment of dividends - Equity purchases - Asset sales - Affiliate transactions - Limitations on derivatives and investments	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens and 1st lien cap -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions	- Incurrence of debt - Incurrence of liens -Payment of dividends - Equity purchases - Asset sales - Affiliate transactions
Optional redemption prior to acceleration (9)	Any time	Any time, subject to re-pricing event June 21, 2015: 101	Any time, subject to re-pricing event June 21, 2015: 101	August 15, 2014: 104.563 2015: 103.042 2016: 101.521 2017: par	July 1, 2019: 102.000 2020: par	Any time
Make-whole redemption prior to acceleration (9)	N/A	N/A	N/A	N/A	Callable prior to July 1, 2019 at make-whole call price of Treasury +50 bps	N/A
Change of control prior to acceleration (9)	Event of default	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest	Put at 101% of principal plus accrued interest
Equity clawback prior to acceleration (9)	N/A	N/A	N/A	N/A	Redeemable until July 1, 2016 at 111.00%, plus accrued interest for up to 35%	N/A
Estimated fair value as of June 30, 2015 (10)	$164.3 million	$365.6 million	$117.0 million	$35.5 million	$44.7 million	$0.9 million

(1)
Borrowings under the Amended and Restated U.S. Credit Facility, Second Lien Term Loan and Second Lien Notes due 2019 are guaranteed by certain of Quicksilver’s domestic subsidiaries and are secured (on a first priority basis with respect to the Amended and Restated U.S. Credit Facility and on a second priority basis with respect to the Second Lien Term Loan and the Second Lien Notes due 2019) by 100% of the equity interests of each of Cowtown Pipeline Management, Inc., Cowtown Pipeline Funding, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Barnett Shale Operating LLC, Silver Stream Pipeline Company LLC, QPP Parent LLC and QPP Holdings LLC (collectively, the “Domestic Pledged Equity”), 65% of the equity interests of QRCI and Quicksilver Production Partners Operating Ltd. (with respect to the Amended and Restated U.S. Credit Facility, on a ratable basis with borrowings under the Amended and Restated Canadian Credit Facility) and the majority of Quicksilver's domestic proved oil and gas properties and related assets, (the “Domestic Pledged Property”). Borrowings under the Amended and Restated Canadian Credit Facility are guaranteed by Quicksilver and certain of its domestic subsidiaries and are secured by the Domestic Pledged Equity, the Domestic Pledged Property, 100% of the equity interests of QRCI (65% of which is on a ratable basis with the borrowings under the Amended and Restated U.S. Credit Facility) and any Canadian restricted subsidiaries, under the Amended and Restated Canadian Credit Facility, and 65% of the equity interests of Quicksilver Production Partners Operating Ltd. (which is on a ratable basis with the borrowings under the Amended and Restated U.S. Credit Facility) and the majority of QRCI's oil and gas properties and related assets. The other debt presented is based upon structural seniority and priority of payment.

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

(4)	Represents the weighted average borrowing rate payable to lenders on our Combined Credit Agreement as of June 30, 2015.

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

(7)
The financial covenants and significant restrictive covenants were applicable to the Combined Credit Agreements immediately prior to the Chapter 11 filings and remain applicable to the Amended and Restated Canadian Credit Facility. However, pursuant to the Forbearance Agreements, the administrative agent and certain lenders agreed to, among other things, forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility, including events of default related to our Chapter 11 filings or the failure to comply with the financial covenants, until the earlier of September 16, 2015 or certain other events specified in the Forbearance Agreements.

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
Condensed Consolidating Balance Sheets

	June 30, 2015	December 31, 2014

	(in thousands)
ASSETS
Current assets	$254,356	$421,533
Property and equipment	611,276	715,931
Investment in subsidiaries (equity method)	(87,033)	(82,360)
Other assets	7,405	62,245
Total assets	$786,004	$1,117,349
LIABILITIES AND EQUITY
Current liabilities	224,044	2,137,532
Long-term liabilities	110,897	117,688
Liabilities subject to compromise	1,899,156	—
Stockholders’ equity	(1,448,093)	(1,137,871)
Total liabilities and equity	$786,004	$1,117,349

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)
Revenue	$63,375	$118,032	$168,132	$209,818
Operating expenses	148,620	106,571	243,488	212,528
Equity in net earnings of subsidiaries	(920)	(1,526)	(1,987)	(2,808)
Operating income (loss)	(86,165)	9,935	(77,343)	(5,518)
Interest expense and other	(3,466)	(42,661)	(65,794)	(83,390)
Reorganization items, net	(80,040)	—	(140,685)	—
Income tax expense	(2,148)	(3,369)	(3,684)	(6,020)
Net loss	$(171,819)	$(36,095)	$(287,506)	$(94,928)
Other comprehensive loss	(5,169)	(107)	(17,890)	(12,212)
Comprehensive loss	$(176,988)	$(36,202)	$(305,396)	$(107,140)

Condensed Consolidating Statements of Cash Flow

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Net cash flow provided by (used in) operating activities	$113,946	$(8,311)
Capital expenditures	(19,668)	(87,971)
Investment in subsidiary	—	(26,395)
Proceeds from Southwestern Transaction	—	93,456
Proceeds from sale of properties and equipment	2,882	1,810
Purchases of marketable securities	—	(55,890)
Maturities and sales of marketable securities	—	212,057
Net cash flow provided by (used in) investing activities	(16,786)	137,067
Issuance of debt	28,335	—
Repayments of debt	(152,702)	(193,689)
Debt issuance costs paid	(80)	(225)
Purchase of treasury stock	(115)	(2,383)
Net cash flow used in financing activities	(124,562)	(196,297)
Effect of exchange rates on cash	5,680	315
Net change in cash and equivalents	(21,722)	(67,226)
Cash and equivalents at beginning of period	221,838	88,028
Cash and equivalents at end of period	$200,116	$20,802
6. INCOME TAXES
Note 12 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains additional information about our income taxes. At June 30, 2015, our U.S. and Canadian valuation allowances are $419.1 million and $95.5 million, respectively, which reduce our net deferred tax assets to a zero value as we continue to believe that it is not more likely than not that we will realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the six months ended June 30, 2015 is a result of hedge gains previously deferred in AOCI being realized during the periods.
In June 2015, the Alberta government passed regulation to increase the provincial tax rate by 2% with an effective date of July 2015. We have adjusted our rates based on this change during the quarter ended June 30, 2015.
7. COMMITMENTS AND CONTINGENCIES
QRCI did not pay an uneconomic Canadian gathering and processing commitment, which included significant unused firm capacity, due in late February 2015. In early March 2015, the third-party service provider issued a demand letter regarding the missed payment and suspended service resulting in our Horn River Asset production being shut-in. Further, a termination notice was issued by the third-party service provider effective March 19, 2015. We continue to explore alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.
In connection with this Canadian gathering and processing contract, we had previously issued a letter of credit in the amount of C$33 million. Upon termination, the third party drew down the full face amount of the letter of credit. We do not believe the third party was legally entitled to draw down the entire amount of the letter of credit and we have reserved all of our rights, entitlements and remedies in that regard. The C$33 million draw is shown as a reduction to amounts outstanding under the contract for services provided prior to the termination and the remaining $21.5 million is recognized as Other Expense. At the present time, we cannot predict the ultimate outcome of this matter, including whether some or all of the C$33 million drawn on the letter of credit will be payable to us or whether any additional amounts will have to be paid related to the termination of the contract.
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
Note 1 to this Quarterly Report contains a description of our claims reconciliation process associated with the bankruptcy proceedings.
On April 15 and May 8, 2015, the Bankruptcy Court issued orders allowing us to reject certain executory contracts effective March 17 and April 1, 2015 and the total estimated allowable claim under these contracts has been included in Liabilities Subject to Compromise and Reorganization Items, net as appropriate. The reductions impacted our GPT contracts included in the contractual obligation table included in our 2014 Form 10-K and reduced our total payments due over the life of the contracts as of the date the contracts were rejected by approximately $39 million.
We renegotiated an NGL GPT contract in our Barnett Shale Asset effective April 2015, which reduced our GPT contracts included in the contractual obligation table included in our 2014 Form 10-K over the life of the contract by approximately $100 million.
Note 13 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains a more complete description of our contractual obligations, commitments and contingencies for which there are no other significant updates during the quarter ended June 30, 2015.
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
QRCI did not make an approximately C$1.6 million payment due at the end of June 2015 pursuant to the gathering agreement with Fortune Creek. As a result, among other things: (i) Fortune Creek may discontinue transporting QRCI's gas until all amounts owing are repaid (although, as previously disclosed, production was previously shut-in due to the termination of a third-party gathering and processing agreement in March 2015); (ii) if the non-payment continues for more than 90 days after a written demand therefor, subject to certain existing contracts for the sale of gas, Fortune Creek may enforce the lien granted by QRCI to Fortune Creek on the natural gas belonging to QRCI while it is in the Maxhamish Pipeline and in Fortune Creek's possession; (iii) Fortune Creek has certain set-off rights against QRCI; (iv) if the non-payment continues for 180 days (or 60 days following a written notice by the other partner), we will not be entitled to receive partnership distributions or vote with respect to partnership matters until the non‑payment is cured and Fortune Creek may be dissolved or our partnership interest in Fortune Creek may be purchased by the other partner; and (v) the operating agreement could be terminated by Fortune Creek. QRCI also did not make the approximately C$1.6 million payment due at the end of July 2015 and does not currently intend to make future payments. Past due amounts under the gathering agreement bear interest compounded monthly at prime plus 2%. We are in discussions with KKR in connection with the issues related to Fortune Creek; however, we may not reach a resolution in the near-term, or at all.
Based on a quarterly analysis of the partners’ equity at risk, we have determined the partnership to be a VIE. Further, based on our ability to direct the activities surrounding the production of natural gas and our direct management of the operations of the Fortune Creek facilities, we have determined we are the primary beneficiary and, therefore, we consolidate Fortune Creek. We will continue to evaluate this assessment in light of our bankruptcy filings in the U.S., breach of contract due to non-payment and our liquidity constraints in Canada.
9. QUICKSILVER STOCKHOLDERS’ EQUITY
Common Stock, Preferred Stock and Treasury Stock
We are authorized to issue 400 million shares of common stock with a $0.01 par value per share and 10 million shares of preferred stock with a $0.01 par value per share. At June 30, 2015 and December 31, 2014, we had 183.1 million and 180.4 million shares of common stock outstanding, respectively.
Stock Options
No options have been granted during 2015 or were granted during 2014.
The following table summarizes our stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	6,590,773	$7.83
Expired	(194,201)	11.00
Outstanding at June 30, 2015	6,396,572	$7.73	4.7	$—
Exercisable at June 30, 2015	5,292,252	$9.00	4.0	$—
As of June 30, 2015, we estimate that a total of 6.1 million stock options will vest, including those options already exercisable. As of June 30, 2015, the unrecognized compensation cost related to outstanding unvested stock options was $0.3 million, which is expected to be recognized in expense through August 2016. Compensation expense related to stock options of $0.2 million and $0.8 million was recognized for the six months ended June 30, 2015 and 2014, respectively.
Restricted Stock and Stock Units
The following table summarizes our restricted stock and stock unit activity for the six months ended June 30, 2015:

	Payable in shares		Payable in cash
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	8,056,265	$2.54	863,975	$3.33
Granted	3,124,674	0.19	—	—
Vested	(3,199,548)	3.16	(452,665)	3.87
Forfeited	(144,554)	2.38	(5,233)	2.93
Outstanding at June 30, 2015	7,836,837	$1.35	406,077	$2.73
As of June 30, 2015, the unrecognized compensation cost related to outstanding unvested restricted stock was $7.4 million, which is expected to be recognized in expense through January 2018. Grants of restricted stock and RSUs during the six months ended June 30, 2015 had an estimated grant date fair value of $0.6 million. The fair value of outstanding RSUs to be settled in cash was less than $0.1 million at June 30, 2015. For the six months ended June 30, 2015 and 2014, compensation expense related to restricted stock and RSUs of $3.7 million and $5.5 million, respectively, was recognized. The total fair value of shares vested during the six months ended June 30, 2015 was $0.5 million.
10. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands, except per share data)
Net income (loss) attributable to Quicksilver	$(171,819)	$(36,095)	$(287,506)	$(94,928)
Basic income allocable to participating securities (1)	—	—	—	—
Income (loss) available to shareholders	$(171,819)	$(36,095)	$(287,506)	$(94,928)
Weighted average common shares – basic	176,195	173,910	175,927	173,705
Effect of dilutive securities (2)
Share-based compensation awards	—	—	—	—
Weighted average common shares – diluted	176,195	173,910	175,927	173,705
Earnings (loss) per common share – basic	$(0.98)	$(0.21)	$(1.63)	$(0.55)
Earnings (loss) per common share – diluted	$(0.98)	$(0.21)	$(1.63)	$(0.55)

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings per share using the two-class method. Participating securities, however, do not participate in undistributed net losses because there is no contractual obligation to do so.

(2)
For the three months ended June 30, 2015, 6.4 million shares associated with our stock options and 0.9 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the three months ended June 30, 2014, 6.6 million shares associated with our stock options and 0.3 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the six months ended June 30, 2015, 6.4 million shares associated with our stock options and 0.9 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations. For the six months ended June 30, 2014, 6.6 million shares associated with our stock options and 0.3 million shares associated with our unvested RSUs were antidilutive and, therefore, excluded from the diluted share calculations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Note 17 to the consolidated financial statements in our 2014 Annual Report on Form 10-K contains a more complete description of our guarantor, non-guarantor, restricted and unrestricted subsidiaries under the indentures for our Second Lien Notes, Senior Notes and Senior Subordinated Notes.
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
Condensed Consolidating Balance Sheets

	June 30, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$219,762	$1,243	$33,351	$49	$2,179	$—	$256,584
Property and equipment	423,221	13,815	174,240	—	11,400	—	622,676
Investment in subsidiaries (equity method)	(443,883)	—	(87,033)	(85,496)	—	616,412	—
Other assets	415,703	—	4,984	—	—	(413,282)	7,405
Total assets	$614,803	$15,058	$125,542	$(85,447)	$13,579	$203,130	$886,665

LIABILITIES AND EQUITY
Current liabilities	$135,825	$260	$501,241	$30	$118	$(413,282)	$224,192
Long-term liabilities	45,620	10,195	55,082	—	1,421	90,519	202,837
Liabilities subject to compromise	1,899,156	—	—	—	—	—	1,899,156
Stockholders' equity	(1,465,798)	4,603	(430,781)	(85,477)	12,040	525,893	(1,439,520)
Total liabilities and equity	$614,803	$15,058	$125,542	$(85,447)	$13,579	$203,130	$886,665

	December 31, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$774,287	$13,909	$68,513	$82	$1,742	$(435,256)	$423,277
Property and equipment	420,744	14,357	280,830	—	12,849	—	728,780
Investment in subsidiaries (equity method)	(293,312)	—	(82,360)	(82,379)	—	458,051	—
Other assets	43,533	—	18,712	—	—	—	62,245
Total assets	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

LIABILITIES AND EQUITY
Current liabilities	$2,038,575	$13,837	$520,296	$63	$3,522	$(435,256)	$2,141,037
Long-term liabilities	44,548	15,131	58,009	—	1,492	91,956	211,136
Stockholders' equity	(1,137,871)	(702)	(292,610)	(82,360)	9,577	366,095	(1,137,871)
Total liabilities and equity	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$51,590	$754	$11,462	$—	$2,969	$(3,400)	$63,375
Operating expenses	52,844	551	95,656	—	520	(3,400)	146,171
Equity in net earnings of subsidiaries	(88,809)	—	(920)	2,450	—	87,279	—
Operating income (loss)	(90,063)	203	(85,114)	2,450	2,449	87,279	(82,796)
Fortune Creek accretion	—	—	—	—	—	(3,370)	(3,370)
Interest expense and other	481	—	(3,947)	—	1	—	(3,465)
Reorganization items, net	(80,040)	—	—	—	—	—	(80,040)
Income tax (expense) benefit	(2,197)	—	49	—	—	—	(2,148)
Net income (loss)	$(171,819)	$203	$(89,012)	$2,450	$2,450	$83,909	$(171,819)
Other comprehensive loss	(3,101)	—	(2,068)	—	—	—	(5,169)
Equity in OCI of subsidiaries	(2,068)	—	—	—	—	2,068	—
Comprehensive income (loss)	$(176,988)	$203	$(91,080)	$2,450	$2,450	$85,977	$(176,988)

	For the Three Months Ended June 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$85,898	$411	$31,723	$—	$4,136	$(4,136)	$118,032
Operating expenses	77,637	356	28,578	—	2,061	(4,136)	104,496
Equity in net earnings of subsidiaries	(268)	—	(1,526)	2,076	—	(282)	—
Operating income (loss)	7,993	55	1,619	2,076	2,075	(282)	13,536
Fortune Creek accretion	—	—	—	—	—	(3,602)	(3,602)
Interest expense and other	(41,691)	—	(970)	—	1	—	(42,660)
Income tax (expense) benefit	(2,397)	(19)	(953)	—	—	—	(3,369)
Net income (loss)	$(36,095)	$36	$(304)	$2,076	$2,076	$(3,884)	$(36,095)
Other comprehensive income (loss)	110	—	(217)	—	—	—	(107)
Equity in OCI of subsidiaries	(217)	—	—	—	—	217	—
Comprehensive income (loss)	$(36,202)	$36	$(521)	$2,076	$2,076	$(3,667)	$(36,202)

	For the Six Months Ended June 30, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$126,063	$6,461	$36,422	$—	$5,857	$(6,671)	$168,132
Operating expenses	121,810	1,156	121,336	—	1,248	(6,671)	238,879
Equity in net earnings of subsidiaries	(114,525)	—	(1,987)	4,611	—	111,901	—
Operating income (loss)	(110,272)	5,305	(86,901)	4,611	4,609	111,901	(70,747)
Fortune Creek accretion	—	—	—	—	—	(6,598)	(6,598)
Interest expense and other	(32,386)	—	(33,408)	—	2	—	(65,792)
Reorganization items, net	(140,685)	—	—	—	—	—	(140,685)
Income tax (expense) benefit	(4,163)	—	479	—	—	—	(3,684)
Net income (loss)	$(287,506)	$5,305	$(119,830)	$4,611	$4,611	$105,303	$(287,506)
Other comprehensive loss	(14,216)	—	(3,674)	—	—	—	(17,890)
Equity in OCI of subsidiaries	(3,674)	—	—	—	—	3,674	—
Comprehensive income (loss)	$(305,396)	$5,305	$(123,504)	$4,611	$4,611	$108,977	$(305,396)

	For the Six Months Ended June 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$148,808	$785	$60,225	$—	$9,078	$(9,078)	$209,818
Operating expenses	153,038	647	58,843	—	3,886	(9,078)	207,336
Equity in net earnings of subsidiaries	(5,957)	—	(2,808)	5,195	—	3,570	—
Operating income (loss)	(10,187)	138	(1,426)	5,195	5,192	3,570	2,482
Fortune Creek accretion	—	—	—	—	—	(8,003)	(8,003)
Interest expense and other	(79,702)	—	(3,688)	—	3	—	(83,387)
Income tax (expense) benefit	(5,039)	(48)	(933)	—	—	—	(6,020)
Net income (loss)	$(94,928)	$90	$(6,047)	$5,195	$5,195	$(4,433)	$(94,928)
Other comprehensive loss	(8,688)	—	(3,524)	—	—	—	(12,212)
Equity in OCI of subsidiaries	(3,524)	—	—	—	—	3,524	—
Comprehensive income (loss)	$(107,140)	$90	$(9,571)	$5,195	$5,195	$(909)	$(107,140)

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$96,015	$(333)	$18,264	$(1)	$(1,080)	$—	$112,865
Purchases of property, plant and equipment	(17,175)	—	(2,493)	—	—	—	(19,668)
Investment in subsidiary	(4,753)	—	—	—	—	4,753	—
Proceeds from sale of properties and equipment	1,504	—	1,378	—	—	—	2,882
Net cash flow provided by (used in) investing activities	(20,424)	—	(1,115)	—	—	4,753	(16,786)
Issuance of debt	2,100	—	26,235	—	—	—	28,335
Repayments of debt	(111,126)	—	(41,576)	—	—	—	(152,702)
Debt issuance costs paid	(80)	—	—	—	—	—	(80)
Intercompany note	—	—	—	—	—	—	—
Intercompany financing	—	333	4,420	—	—	(4,753)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(1,426)	—	(1,426)
Purchase of treasury stock	(115)	—	—	—	—	—	(115)
Net cash flow provided by (used in) financing activities	(109,221)	333	(10,921)	—	(1,426)	(4,753)	(125,988)
Effect of exchange rates on cash	—	—	5,680	—	909	—	6,589
Net increase (decrease) in cash and equivalents	(33,630)	—	11,908	(1)	(1,597)	—	(23,320)
Cash and equivalents at beginning of period	211,656	—	10,182	20	1,671	—	223,529
Cash and equivalents at end of period	$178,026	$—	$22,090	$19	$74	$—	$200,209

	For the Six Months Ended June 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$(25,494)	$(469)	$17,652	$—	$7,548	$—	$(763)
Purchases of property, plant and equipment	(70,590)	—	(17,381)	—	(21)	—	(87,992)
Investment in subsidiary	(56,781)	—	(26,395)	(26,395)	—	109,571	—
Proceeds from Southwestern Transaction	93,456	—	—	—	—	—	93,456
Proceeds from sale of properties and equipment	1,420	—	390	—	—	—	1,810
Purchases of marketable securities	(55,890)	—	—	—	—	—	(55,890)
Maturities and sales of marketable securities	212,057	—	—	—	—	—	212,057
Net cash flow provided by (used in) investing activities	123,672	—	(43,386)	(26,395)	(21)	109,571	163,441
Repayments of debt	(138,651)	—	(55,038)	—	—	—	(193,689)
Debt issuance costs paid	(225)	—	—	—	—	—	(225)
Intercompany note	(22,559)	—	22,559	—	—	—	—
Intercompany financing	—	469	56,312	—	—	(56,781)	—
Contribution received	—	—	—	26,395	26,395	(52,790)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(33,770)	—	(33,770)
Purchase of treasury stock	(2,383)	—	—	—	—	—	(2,383)
Net cash flow provided by (used in) financing activities	(163,818)	469	23,833	26,395	(7,375)	(109,571)	(230,067)
Effect of exchange rates on cash	—	—	315	—	255	—	570
Net increase (decrease) in cash and equivalents	(65,640)	—	(1,586)	—	407	—	(66,819)
Cash and equivalents at beginning of period	83,893	—	4,135	22	1,053	—	89,103
Cash and equivalents at end of period	$18,253	$—	$2,549	$22	$1,460	$—	$22,284

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

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended June 30:	(in thousands)
2015
Revenue	$51,591	$11,019	$3,734	$—	$(2,969)	$63,375
DD&A	6,389	5,522	558	385	—	12,854
Impairment expense	—	77,411	—	—	—	77,411
Operating income (loss)	8,248	(83,076)	2,652	(10,620)	—	(82,796)
Property and equipment costs incurred	2,683	588	5	159		3,435
2014
Revenue	$85,894	$31,164	$5,110	$—	$(4,136)	$118,032
DD&A	8,176	4,781	1,245	457	—	14,659
Operating income (loss)	18,901	4,445	2,132	(11,942)	—	13,536
Property and equipment costs incurred	31,686	4,717	—	454	—	36,857
For the Six Months Ended June 30:	(in thousands)
2015
Revenue	$126,064	$35,555	$12,370	$—	$(5,857)	$168,132
DD&A	13,320	12,880	1,117	826	—	28,143
Impairment expense	—	77,411	—	—	—	77,411
Operating income (loss)	31,799	(82,542)	9,914	(29,918)	—	(70,747)
Property and equipment costs incurred	15,951	1,564	48	270	—	17,833
2014
Revenue	$148,797	$59,126	$10,973	$—	$(9,078)	$209,818
DD&A	15,556	9,608	2,488	963	—	28,615
Operating income (loss)	21,081	3,835	5,334	(27,768)	—	2,482
Property and equipment costs incurred	64,902	13,670	11	545	—	79,128
Property, plant and equipment-net
June 30, 2015	$420,004	$174,240	$25,216	$3,216	$—	$622,676
December 31, 2014	416,901	280,830	27,205	3,844	—	728,780
Total assets
June 30, 2015	$729,270	$125,542	$28,637	$3,216	$—	$886,665
December 31, 2014	881,906	285,695	42,857	3,844	—	1,214,302

13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest, income taxes and reorganization items is as follows:

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Interest, net of capitalized interest	$23,393	$78,424
Income taxes	110	(7,880)
Reorganization items	4,490	—

Other significant non-cash transactions are as follows:

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Working capital related to capital expenditures	$1,455	$8,214
14. TRANSACTIONS AND OTHER MATTERS WITH RELATED PARTIES
As of June 30, 2015, members of the Darden family and entities controlled by them beneficially owned approximately 25% of our outstanding common stock. Glenn Darden and Anne Darden Self are officers and directors of Quicksilver.
Payments received from Mercury, a company owned by members of the Darden family, for sublease rentals and administrative services were less than $0.1 million for the first six months of 2015 and 2014.

In May 2013, we entered into an agreement with Thomas F. Darden, brother of Glenn Darden and Anne Darden Self, with respect to Mr. Darden’s retirement and Mr. Darden’s provision of consulting services following his retirement. Mr. Darden retired as an employee on December 31, 2013, and resigned from the board of directors effective September 1, 2014. During the first six months of 2015, consulting fee payments of $45,000 and office allowance payments of $12,500 were made to Mr. Darden. During the first six months of 2014, consulting fee payments of $272,000, office allowance payments of $75,000 and COBRA payments of $39,000 were made to Mr. Darden. Additionally, in accordance with the agreement, and following the execution and non-revocation of a release agreement satisfactory to us, in March 2014, we paid Mr. Darden a cash bonus of $286,650 and an equity bonus in the form of 72,662 fully vested shares having a grant date fair value equal to $191,100. We did not make consulting fee payments of $90,000 or office allowance payments of $25,000 for February or March 2015 and, on April 15, 2015, the Bankruptcy Court entered an order authorizing our rejection of the agreement effective as of March 17, 2015. The remaining amount owed under the agreement was $1.3 million. These amounts are included in Liabilities Subject to Compromise on the balance sheet as of June 30, 2015.

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
Our MD&A includes the following sections:

•	Chapter 11 Filings – a description of our recent events and our Chapter 11 filings

•	2015 Capital Program – a summary of our planned capital expenditures during 2015

•	Results of Operations – an analysis of our consolidated results of operations for the three- and six-month period presented in our financial statements

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments
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
On March 16 and June 15, 2015, we, along with QRCI, entered into the Forbearance Agreements with the administrative agents and certain of the lenders under the Combined Credit Agreements. As a result of the Chapter 11 filing, the obligations under the Combined Credit Agreements were automatically accelerated. However, pursuant to the Forbearance Agreements, the administrative agents and the lenders agreed to, among other things, (i) forbear from exercising their rights and remedies in connection with specified defaults under the Amended and Restated Canadian Credit Facility related to our Chapter 11 filing until the earlier of September 16, 2015 or certain other events specified in the Forbearance Agreements, including, among other things, the commencement by QRCI or certain specified Canadian subsidiary guarantors of insolvency proceedings and (ii) waive compliance with certain specified terms and conditions relating to the renewal of outstanding evergreen letters of credit under the Combined Credit Agreements, among other things.
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
As of July 31, 2015, approximately 489 claims totaling about $6.4 billion have been filed with the Bankruptcy Court against the U.S. Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process we have identified, and we expect to continue to identify many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed. Claims we believe are allowable are included in Liabilities Subject to Compromise.
Through the claims resolution process, differences in amounts scheduled by the U.S. Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
There can be no assurances regarding our ability to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of our assets, that satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

2015 CAPITAL PROGRAM
We incurred costs related to our capital program of $17.8 million during the first six months of 2015. Our Board approved a capital program of $44 million through September 2015. We expect to defer a portion of the remaining capital program into the fourth quarter of 2015 and obtain approval for the capital program through December 2015 in the third quarter of 2015.
In April 2015, pursuant to an amendment of our joint venture exploration agreement with Eni and with approval of the Bankruptcy Court, the U.S. Debtors agreed to drill and complete four additional wells in our West Texas Asset at a reduced working interest of approximately 35%. Substantially all of our costs to drill and complete these wells are included in our 2015 capital program.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 and 2014
The following discussion compares the results of operations for the three months ended June 30, 2015 and 2014, or the 2015 quarter and 2014 quarter, respectively. “Other U.S.” refers to the combined amounts for our operations in our Niobrara Asset and West Texas Asset. The impact of the Southwestern Transaction was immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(in millions)
Barnett Shale	$27.0	$52.3	$5.6	$17.1	$0.6	$1.4	$33.2	$70.8
Other U.S.	0.1	—	—	—	0.7	0.1	0.8	0.1
Hedging	6.9	7.7	—	—	—	—	6.9	7.7
U.S.	34.0	60.0	5.6	17.1	1.3	1.5	40.9	78.6
Horseshoe Canyon	9.0	17.8	—	—	—	—	9.0	17.8
Horn River	—	15.6	—	—	—	—	—	15.6
Hedging	1.8	1.9	—	—	—	—	1.8	1.9
Canada	10.8	35.3	—	—	—	—	10.8	35.3
Consolidated production revenue	$44.8	$95.3	$5.6	$17.1	$1.3	$1.5	$51.7	$113.9

U.S. realized cash derivative gains (losses) (1)	$1.3	$(5.9)	$—	$(0.6)	$—	$—	$1.3	$(6.5)
Canada realized cash derivative gains (losses) (1)	1.5	(0.8)	—	—	—	—	1.5	(0.8)
Consolidated realized cash derivative gains (losses)	2.8	(6.7)	—	(0.6)	—	—	2.8	(7.3)
Consolidated production revenue and realized cash derivative gains (losses) (2)	$47.6	$88.6	$5.6	$16.5	$1.3	$1.5	$54.5	$106.6

(1)
On June 30, 2015, the remaining derivative position in our Canadian segment was transferred to the U.S. As this transaction was completed between consolidated entities, there were no realized gains in the consolidated financial statements. The portion of future proceeds related to the unrealized gains as of June 30, 2015 will be recognized in Canada realized cash derivative gains (losses) through December 2015. Changes to the derivative valuation subsequent to June 30, 2015 will be included in U.S. realized cash derivative gains (losses).

(2)
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

Average Daily Production Volume by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	112.0	128.9	3,589	6,372	110	157	134.2	168.1
Other U.S.	0.5	—	—	—	146	17	1.4	0.1
U.S.	112.5	128.9	3,589	6,372	256	174	135.6	168.2
Horseshoe Canyon	45.5	46.2	2	8	—	—	45.5	46.3
Horn River	—	40.7	—	—	—	—	—	40.7
Canada	45.5	86.9	2	8	—	—	45.5	87.0
Consolidated	158.0	215.8	3,591	6,380	256	174	181.1	255.2

Average Realized Price by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$2.65	$4.45	$17.29	$29.47	$50.38	$98.35	$2.72	$4.62
Other U.S.	2.25	4.67	—	—	52.23	92.07	6.33	14.30
Hedging	0.67	0.65	—	—	—	—	0.56	0.50
U.S.	3.32	5.10	17.29	29.47	51.43	97.72	3.31	5.13
Horseshoe Canyon	$2.17	$4.23	$40.76	$19.41	$—	$—	$2.17	$4.23
Horn River	—	4.22	—	—	—	—	—	4.22
Hedging	0.44	0.24	—	—	—	—	0.44	0.24
Canada	$2.62	$4.47	$40.76	$19.41	$—	$—	$2.61	$4.47
Consolidated production revenue	$3.12	$4.85	$17.30	$29.45	$51.43	$97.72	$3.14	$4.90

U.S. realized cash derivative gains (losses)	$0.13	$(0.51)	$—	$(0.96)	$—	$—	$0.11	$(0.42)
Canada realized cash derivative gains	0.37	(0.09)	—	—	—	—	0.37	(0.09)
Consolidated realized cash derivative gains (losses)	0.20	(0.34)	—	(0.95)	—	—	0.17	(0.31)
Consolidated production revenue and realized cash derivative gains	$3.32	$4.51	$17.30	$28.50	$51.43	$97.72	$3.31	$4.59

The following table summarizes the changes in our natural gas, NGL and oil production revenue and realized cash derivative gains (losses):

	Natural Gas	NGL	Oil	Total

	(in thousands)
Consolidated production revenue and realized cash derivative gains for the 2014 quarter	$88,579	$16,545	$1,551	$106,675
Volume variances	(22,976)	(7,473)	725	(29,724)
Hedge revenue variances	(872)	—	—	(872)
Realized cash derivative variance (1)	9,526	554	—	10,080
Price variances	(26,548)	(3,972)	(1,078)	(31,598)
Consolidated production revenue and realized cash derivative gains for the 2015 quarter	$47,709	$5,654	$1,198	$54,561

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, decreased for the 2015 quarter from the 2014 quarter primarily due to a decrease in our realized price and lower volumes. Lower production volumes were primarily attributable to shut-in volumes in our Horn River Asset and, to a lesser extent, wells shut-in in our Barnett Shale Asset due to economics, and natural well declines in our Barnett Shale Asset, partially offset by new well production in our Barnett Shale Asset. Our realized cash derivative variance is primarily due to realized losses during the 2014 quarter. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2015 quarter decreased from the 2014 quarter due to lower realized prices, shut-in wells in our Barnett Shale Asset and natural decline of existing wells, partially offset by the 2014 quarter including a realized cash derivative loss. Our oil revenue decreased for the 2015 quarter from the 2014 quarter due to lower realized priced partially offset by new well production in our West Texas Asset.
Our production revenue for the 2015 quarter and 2014 quarter was higher by $8.7 million and $9.6 million, respectively, because of our hedging activities. Effective December 31, 2012, we discontinued the use of hedge accounting. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021).
Substantially all of our derivatives were terminated in March 2015, which will result in a substantial reduction in our realized cash derivative revenue for future periods.
We expect our remaining 2015 production volumes to decline across all assets due to our limited 2015 capital program. Additionally, we are actively managing our current wells in this commodity price environment. We have shut-in wells in our Barnett Shale Asset that are not economic at current commodity prices and our current cost structure, which will continue to impact the variable components of our operating costs and our unit costs as fixed costs are allocated over lower production. We may, through the Chapter 11 process, improve our fixed and variable cost structure through renegotiation of certain contracts or other workaround solutions, which if successful, could lead to a restart of some or all of this production. However, if we are unsuccessful, we could shut-in additional wells, causing a potentially material portion of our production to remain off-line for an extended period.
In early March 2015, a third-party gathering and processing provider terminated service resulting in our Horn River Asset production being shut-in. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Sales of purchased natural gas
Purchases from Eni	$10,511	$18,647
Purchases from others	297	873
Total	10,808	19,520
Costs of purchased natural gas sold
Purchases from Eni	10,508	18,647
Purchases from others	253	867
Total	10,761	19,514
Net sales and purchases of natural gas	$47	$6
Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Changes in unrealized fair value of natural gas derivatives (1)	$(2,759)	$(9,383)
Realized cash settlements of natural gas derivative gains (losses)	2,860	(6,666)
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	—	246
Realized cash settlements of NGL derivative losses	—	(554)
Derivative gains (losses), net	$101	$(16,357)

(1)	Unrealized mark-to-market changes in fair value for remaining derivative positions are subject to continuing market risk.
Other Revenue

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Midstream revenue from third parties
Canada	$443	$559
Texas	322	415
Total	$765	$974

Operating Expense
Lease Operating

	For the Three Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$5,350	$0.44	$10,182	$0.67
Equity compensation expense	57	0.00	66	0.00
	$5,407	$0.44	$10,248	$0.67
Other U.S.
Expense	$357	$2.83	$755	$71.56
Equity compensation expense	11	0.09	59	5.57
	$368	$2.92	$814	$77.13
Total U.S.
Expense	$5,707	$0.46	$10,937	$0.71
Equity compensation expense	68	0.01	125	0.01
	$5,775	$0.47	$11,062	$0.72
Horseshoe Canyon
Expense	$5,730	$1.38	$6,960	$1.65
Equity compensation expense	196	0.05	61	0.01
	$5,926	$1.43	$7,021	$1.66
Horn River
Expense	$95	0.00	$607	$0.16
Equity compensation expense	—	—	—	—
	$95	0.00	$607	$0.16
Total Canada
Expense	$5,825	$1.41	$7,567	$0.96
Equity compensation expense	196	0.05	61	0.01
	$6,021	$1.46	$7,628	$0.97
Total Company
Expense	$11,532	$0.70	$18,504	$0.80
Equity compensation expense	264	0.02	186	0.01
	$11,796	$0.72	$18,690	$0.81

Lease operating expense for the 2015 quarter in our Barnett Shale Asset decreased in total primarily due to lower production as a result of shut-in wells and natural well decline. On a unit basis, the decrease is primarily due to lower gas lift fees as we negotiated lower rates, lower water disposal expense and decreased workover costs as we reduced the activity. In Other U.S., the decrease in total lease operating expense is primarily due to the Southwestern Transaction partially offset by increased activity in the 2015 quarter in our West Texas Asset. The decrease in our Horseshoe Canyon Asset in total and on a unit basis is primarily driven by foreign currency impacts. Our Horn River Asset decrease in total is primarily due to the Asset being shut-in during the 2015 quarter. Costs incurred for the 2015 quarter in our Horn River Asset consist of maintenance costs while production is shut-in.

Gathering, Processing and Transportation

	For the Three Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$17,141	$1.40	$23,778	$1.55
Other U.S.	6	0.05	—	—
Total U.S.	17,147	1.39	23,778	1.55
Horseshoe Canyon	751	0.18	860	0.20
Horn River	1,116	0.00	10,283	2.77
Total Canada	1,867	0.45	11,143	1.41
Total	$19,014	$1.15	$34,921	$1.50

Our Barnett Shale Asset GPT decreased on a unit basis for the 2015 quarter compared to the 2014 quarter primarily due to rejected natural gas transportation contracts and lower costs attendant to a renegotiated contract. In total, the decrease is also due to lower volumes in the 2015 quarter compared to the 2014 quarter. Our Horn River Asset GPT decreased as a result of the termination of a gathering and processing agreement in March 2015; however, we continued to incur expenses for unused firm capacity and operation expenses for our gathering system in our Horn River Asset. We incurred unused firm capacity expenses of $0.9 million in the 2015 quarter compared to $3.5 million for the 2014 quarter.
Production and Ad Valorem Taxes

	For the Three Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$508	$0.04	$1,301	$0.09
Other U.S.	39	0.31	2	0.24
Total U.S.	547	0.04	1,303	0.09
Horseshoe Canyon	109	0.03	41	0.01
Horn River	—	—	(9)	0.00
Total Canada	109	0.03	32	0.00
Total production taxes	$656	$0.04	$1,335	$0.06
Ad valorem taxes
Barnett Shale	$2,167	$0.18	$2,030	$0.13
Other U.S.	82	0.65	39	3.65
Total U.S.	2,249	0.18	2,069	0.14
Horseshoe Canyon	691	0.17	709	0.17
Horn River	152	0.00	192	0.05
Total Canada	843	0.20	901	0.11
Total ad valorem taxes	3,092	0.19	2,970	0.13
Total	$3,748	$0.23	$4,305	$0.19
Production taxes in our Barnett Shale Asset decreased primarily due to lower gas prices.

Depletion, Depreciation and Accretion

	For the Three Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$5,313	$0.43	$7,720	$0.50
Canada	3,416	0.83	1,707	0.22
Total depletion	8,729	0.53	9,427	0.41
Depreciation of other fixed assets
U.S.	$1,404	$0.11	$1,565	$0.10
Canada	1,363	0.33	2,258	0.29
Total depreciation	2,767	0.17	3,823	0.16
Accretion	1,358	0.08	1,409	0.06
Total	$12,854	$0.78	$14,659	$0.63
The U.S. depletion rate decreased as we reduced the depletable base due to a decrease in proved undeveloped reserves and related capital costs in light of our liquidity position and the uncertainty of sources of capital to fund a drilling and completions program at December 31, 2014. Total U.S. depletion also decreased due to lower production volumes. Canadian depletion for the 2015 quarter, when compared to the 2014 quarter, reflects an increase in the depletion rate primarily due to an increased depletable asset base partially offset by a decrease in production. The decrease in Canadian depreciation is primarily due to impairments taken in 2014 on the Fortune Creek gathering system. Following the impairment recognized in the 2015 quarter, we expect the Canadian depletion rate will be $0.70 per Mcfe.
We may experience a reduction in our depletion rates in future periods as it is likely we will incur impairment expense due to prevailing prices subsequent to June 30, 2015 when compared to prices in the corresponding period of the prior year.
Impairment Expense
We perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
In the 2015 quarter, we recognized $77.4 million in non-cash charges for impairment of our Canadian oil and gas properties.
In performing our quarterly ceiling tests, we utilize first-day-of-the-month prices for the preceding 12 months. Due to the decrease in forecasted natural gas prices during the third quarter 2015 compared to the third quarter 2014, there is a significant likelihood of further impairment of oil and gas properties in both the U.S. and Canada.

General and Administrative

	For the Three Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$8,430	$0.51	$8,391	$0.37
Audit and accounting fees	498	0.03	333	0.01
Strategic transaction costs	254	0.02	1,183	0.04
Equity compensation	1,053	0.06	1,578	0.07
Total	$10,235	$0.62	$11,485	$0.49
General and administrative expense was comparable between the 2015 and 2014 quarters as a decrease in salaries resulting from a reduction in force in February 2015 was offset by an increase in employee retention compensation. Strategic transaction costs relating to asset marketing and organizational alternatives have decreased for the 2015 quarter as post-bankruptcy activity is included in Reorganization Items, net. The decrease in equity compensation is primarily due to grants not being made in 2015.
Other Income (Expense)
In the 2015 quarter and 2014 quarter, the Canadian foreign currency exchange rate resulted in recognized gains of $0.1 million and $1.2 million, respectively.
Fortune Creek Accretion
KKR’s contribution is shown as Partnership liability in the condensed consolidated balance sheet, and we recognize accretion expense to reflect the rate of return earned by KKR via its investment.
Interest Expense

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Interest costs on debt outstanding	$3,024	$38,678
Add:
Fees paid on letters of credit outstanding	96	80
Net expense paid on debt refinancing	—	682
Non-cash interest (1)	671	3,175
Total interest costs incurred	3,791	42,615
Less:
Interest capitalized	(207)	(1,382)
Interest expense	$3,584	$41,233

(1)
Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization. The 2014 quarter includes $0.6 million relating to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 and the reduction of the Combined Credit Agreements.

Interest costs incurred for the 2015 quarter were lower when compared to the 2014 quarter primarily because we discontinued the accrual and payment of interest on the Second Lien Term Loan, Second Lien Notes, Senior Notes due 2019, Senior Notes due 2021 and Senior Subordinated Notes from and after the Petition Date.

Capitalized interest has decreased for the 2015 quarter when compared to the 2014 quarter as our unevaluated oil and natural gas property balances have decreased due to movement into the respective country cost center as areas become evaluated and proved reserves established or impairment determined.
Reorganization Items, Net

For the Three Months Ended June 30, 2015

(in thousands)
Professional fees	$12,502
Terminated contracts	67,538
Reorganization items, net	$80,040
Professional fees included in Reorganization Items, net are for post-petition expenses. Terminated contracts represent the estimated claims related to five GPT contracts that run through 2019 and were not previously included on the consolidated balance sheet as the liability was contingent in nature or an executory contract included in commitments and contingencies.
Income Taxes
The effective tax rates for the three months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30,
	2015	2014

	(in thousands)
Income tax (benefit) expense - U.S.	$2,197	$2,415
Effective tax rate - U.S.	(3.0)%	(7.0)%
Income tax (benefit) expense - Canada	$(49)	$954
Effective tax rate - Canada	—%	147.0%
Income tax (benefit) expense - total	$2,148	$3,369
Effective tax rate - total	(1.3)%	(10.3)%
Income tax expense for the 2015 quarter included increases in the U.S. and Canadian valuation allowances of $21.0 million and $28.6 million, respectively. We have a full valuation allowance in both the U.S. and Canada. Deferred income tax recognized for the 2015 and 2014 quarters is a result of hedge gains previously deferred in AOCI being realized during the quarter and the net tax impact being recognized.
In June 2015, the Alberta government passed regulation to increase the provincial tax rate by 2% with an effective date of July 2015. We have adjusted our rates based on this change during the quarter ended June 30, 2015.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 and 2014
The following discussion compares the results of operations for the six months ended June 30, 2015 and 2014, or the 2015 period and 2014 period, respectively. “Other U.S.” refers to the combined amounts for our operations in our Niobrara Asset and West Texas Asset. The impact of the Southwestern Transaction was immaterial for further disaggregation.
Revenue
We aggregate production revenue and realized cash gains (losses) on derivatives not treated as hedges in measuring revenue from our oil and gas production. Combining these items mirrors our view of the derivatives' usefulness, provides more comparability and is consistent with how management views and evaluates operating results.
Production Revenue and Realized Cash Gains (Losses) on Derivatives by Operating Area:

	Natural Gas		NGL		Oil		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(in millions)
Barnett Shale	$57.1	$100.4	$12.7	$35.3	$1.0	$2.8	$70.8	$138.5
Other U.S.	0.2	—	—	—	1.2	0.6	1.4	0.6
Hedging	12.6	14.8	—	—	—	—	12.6	14.8
U.S.	69.9	115.2	12.7	35.3	2.2	3.4	84.8	153.9
Horseshoe Canyon	18.7	36.9	—	0.1	—	—	18.7	37.0
Horn River	4.9	34.3	—	—	—	—	4.9	34.3
Hedging	4.0	4.4	—	—	—	—	4.0	4.4
Canada	27.6	75.6	—	0.1	—	—	27.6	75.7
Consolidated production revenue	$97.5	$190.8	$12.7	$35.4	$2.2	$3.4	$112.4	$229.6

U.S. realized cash derivative gains (losses) (1)	$112.6	$(13.7)	$—	$(2.4)	$—	$—	$112.6	$(16.1)
Canada realized cash derivative gains (losses) (1)	51.9	(1.5)	—	—	—	—	51.9	(1.5)
Consolidated realized cash derivative gains (losses)	164.5	(15.2)	—	(2.4)	—	—	164.5	(17.6)
Consolidated production revenue and realized cash derivative gains (losses) (2)	$262.0	$175.6	$12.7	$33.0	$2.2	$3.4	$276.9	$212.0

(1)
On June 30, 2015, the remaining derivative position in our Canadian segment was transferred to the U.S. As this transaction was completed between consolidated entities, there were no realized gains in the consolidated financial statements. The portion of future proceeds related to the unrealized gains as of June 30, 2015 will be recognized in Canada realized cash derivative gains (losses) through December 2015. Changes to the derivative valuation subsequent to June 30, 2015 will be included in U.S. realized cash derivative gains (losses).

(2)
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

Average Daily Production Volume by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(MMcfd)		(Bbld)		(Bbld)		(MMcfed)
Barnett Shale	115.5	120.8	4,293	6,338	128	161	142.0	159.8
Other U.S.	0.4	—	—	—	136	37	1.2	0.2
U.S.	115.9	120.8	4,293	6,338	264	198	143.2	160.0
Horseshoe Canyon	45.8	47.2	2	6	—	—	45.8	47.2
Horn River	12.3	43.4	—	—	—	—	12.3	43.4
Canada	58.1	90.6	2	6	—	—	58.1	90.6
Consolidated	174.0	211.4	4,295	6,344	264	198	201.3	250.6

Average Realized Price by Operating Area:

	Natural Gas		NGL		Oil		Equivalent Total
	2015	2014	2015	2014	2015	2014	2015	2014

	(per Mcf)		(per Bbl)		(per Bbl)		(per Mcfe)
Barnett Shale	$2.72	$4.60	$16.27	$30.80	$46.02	$96.00	$2.75	$4.79
Other U.S.	2.27	4.40	—	—	47.94	89.96	6.13	12.99
Hedging	0.60	0.68	—	—	—	—	0.49	0.51
U.S.	$3.33	$5.27	$16.27	$30.80	$47.01	$94.87	$3.27	$5.32
Horseshoe Canyon	$2.26	$4.32	$19.49	$32.08	$—	$—	$2.26	$4.32
Horn River	2.22	4.37	—	—	—	—	2.22	4.37
Hedging	0.38	0.27	—	—	—	—	0.38	0.27
Canada	$2.64	$4.61	$19.49	$32.08	$—	$—	$2.64	$4.61
Consolidated production revenue	$3.10	$4.99	$16.28	$30.80	$47.01	$94.87	$3.09	$5.06

U.S. realized cash derivative gains (losses)	$5.37	$(0.63)	$—	$(2.11)	$—	$—	$4.34	$(0.56)
Canada realized cash derivative gains (losses)	4.93	(0.09)	—	—	—	—	4.93	(0.09)
Consolidated realized cash derivative gains (losses)	$5.22	$(0.40)	$—	$(2.11)	$—	$—	$4.51	$(0.39)
Consolidated production revenue and realized cash derivative gains (losses)	$8.32	$4.59	$16.28	$28.69	$47.01	$94.87	$7.60	$4.67

The following table summarizes the changes in our natural gas, NGL and oil production revenue and realized cash derivative gains (losses):

	Natural Gas	NGL	Oil	Total

	(in thousands)
Consolidated production revenue and realized cash derivative gains for the 2014 period	$175,608	$32,950	$3,406	$211,964
Volume variances	(30,362)	(11,421)	1,133	(40,650)
Hedge revenue variances	(2,490)	—	—	(2,490)
Realized cash derivative variance (1)	178,634	2,419	—	181,053
Price variances	(60,408)	(11,293)	(2,292)	(73,993)
Consolidated production revenue and realized cash derivative gains for the 2015 period	$260,982	$12,655	$2,247	$275,884

(1)	This amount is also included in the production revenue and realized cash derivatives gains table above.
Our natural gas revenue, without the effects of realized cash derivative gains/losses or hedge revenue, decreased for the 2015 period from the 2014 period primarily due to a decrease in our realized price and lower volumes. Lower production volumes were primarily attributable to shut-in volumes in our Horn River Asset and, to a lesser extent, wells shut-in in our Barnett Shale Asset due to economics, and natural well declines in our Barnett Shale Asset, partially offset by new well production in our Barnett Shale Asset. Our realized cash derivative variance is due to the receipt of cash related to our gas swaps terminated during the 2015 period. Consolidated production revenue and realized cash derivative gains from NGL revenue for the 2015 period decreased from the 2014 period due to lower realized prices, shut-in wells in our Barnett Shale Asset and declining well production, partially offset by the 2014 period including a realized cash derivative loss. Our oil revenue decreased for the 2015 period from the 2014 period due to lower realized prices partially offset by new well production in our West Texas Asset.
Our production revenue for the 2015 period and 2014 period was higher by $16.6 million and $19.2 million, respectively, because of our hedging activities. Effective December 31, 2012, we discontinued the use of hedge accounting. The net deferred hedge gain that was included in AOCI as of December 31, 2012 is being released into revenue from natural gas, NGL and oil production over the original term of the hedging relationship (through 2021).
Substantially all of our derivatives were terminated in the 2015 period, which will result in a substantial reduction in our realized cash derivative revenue for future periods.
We expect our remaining 2015 production volumes to decline across all assets due to our limited 2015 capital program. Additionally, we are actively managing our current wells in this commodity price environment. We have shut-in wells in our Barnett Shale Asset that are not economic at current commodity prices and our current cost structure, which will continue to impact the variable components of our operating costs and our unit costs as fixed costs are allocated over lower production. We may, through the Chapter 11 process, improve our fixed and variable cost structure through renegotiation of certain contracts or other workaround solutions, which if successful, could lead to a restart of some or all of this production. However, if we are unsuccessful, we could shut-in additional wells, causing a potentially material portion of our production to remain off-line for an extended period.
In early March 2015, a third-party gathering and processing provider terminated service resulting in our Horn River Asset production being shut-in. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.

Sales of Purchased Natural Gas and Costs of Purchased Natural Gas

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Sales of purchased natural gas
Purchases from Eni	$20,667	$35,044
Purchases from others	912	1,698
Total	21,579	36,742
Costs of purchased natural gas sold
Purchases from Eni	20,664	35,022
Purchases from others	880	1,684
Total	21,544	36,706
Net sales and purchases of natural gas	$35	$36

Net Derivative Gains (Losses)
The following table summarizes our net derivative gains and losses:

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Changes in unrealized fair value of natural gas derivatives (1)	$(135,844)	$(41,801)
Realized cash settlements of natural gas derivative gains (losses)	163,446	(15,188)
Unrealized mark-to-market changes in fair value of NGL derivative gains (1)	—	1,018
Realized cash settlements of NGL derivative losses	—	(2,419)
Derivative gains (losses), net	$27,602	$(58,390)

(1)	Unrealized mark-to-market changes in fair value for remaining derivative positions are subject to continuing market risk.
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

Other Revenue

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Midstream revenue from third parties
Canada	$867	$1,099
Texas	5,646	796
Total	$6,513	$1,895

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

Operating Expense
Lease Operating

	For the Six Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale
Expense	$13,220	$0.51	$20,280	$0.70
Equity compensation expense	200	0.01	201	0.01
	$13,420	$0.52	$20,481	$0.71
Other U.S.
Expense	$940	$4.29	$1,196	$28.65
Equity compensation expense	35	0.16	90	2.15
	$975	$4.45	$1,286	$30.80
Total U.S.
Expense	$14,160	$0.55	$21,476	$0.74
Equity compensation expense	235	0.01	291	0.01
	$14,395	$0.56	$21,767	$0.75
Horseshoe Canyon
Expense	$11,736	$1.41	$13,359	$1.56
Equity compensation expense	464	0.06	677	0.08
	$12,200	$1.47	$14,036	$1.64
Horn River
Expense	$662	$0.30	$1,643	$0.21
Equity compensation expense	—	—	—	—
	$662	$0.30	$1,643	$0.21
Total Canada
Expense	$12,398	$1.18	$15,002	$0.91
Equity compensation expense	464	0.04	677	0.04
	$12,862	$1.22	$15,679	$0.95
Total Company
Expense	$26,558	$0.73	$36,478	$0.80
Equity compensation expense	699	0.02	968	0.02
	$27,257	$0.75	$37,446	$0.82
Lease operating expense for the 2015 period in our Barnett Shale Asset decreased in total primarily due to reduced volumes in the area as a result of natural well declines and our election to shut-in wells that are not economic at current commodity prices and our current cost structure. On a unit basis, the decrease is primarily due to reduced gas lift expense resulting from the receipt of a payment from a partner in respect of gas lift services as well as a reduction in gas lift rates from a third-party service provider and lower water disposal expense as shut-in wells were higher water producing wells. The decrease in our Horseshoe Canyon Asset in total and on a unit basis is primarily driven by foreign currency impacts. Our Horn River Asset decrease in total is primarily due to the Asset being shut-in beginning in March 2015.

Gathering, Processing and Transportation

	For the Six Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Barnett Shale	$38,652	$1.50	$45,036	$1.56
Other U.S.	23	0.10	1	0.02
Total U.S.	38,675	1.49	45,037	1.55
Horseshoe Canyon	1,540	0.19	1,739	0.20
Horn River	7,256	3.27	20,928	2.66
Total Canada	8,796	0.84	22,667	1.38
Total	$47,471	$1.30	$67,704	$1.49
Our Barnett Shale Asset GPT decreased on a unit basis for the 2015 period compared to the 2014 period primarily due to rejected natural gas transportation contracts and lower costs attendant to a renegotiated contract, effective as of April 2015. In total, the decrease is primarily due to lower volume in the 2015 period compared to the 2014 period.
Our Horn River Asset GPT decreased in total for the 2015 period as compared to the 2014 period as a result of the termination of a gathering and processing agreement in March 2015. After the termination date, expenses related to this contract are recognized in Other Expense. We are exploring alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in. On a unit basis, the increase is primarily due to lower volumes in the 2015 period compared to the 2014 period. Our Horn River Asset GPT includes unused firm capacity expenses of $3.9 million and $6.7 million for the 2015 period and the 2014 period, respectively.

Production and Ad Valorem Taxes

	For the Six Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Production taxes
Barnett Shale	$970	$0.04	$2,254	$0.08
Other U.S.	63	0.29	9	0.21
Total U.S.	1,033	0.04	2,263	0.08
Horseshoe Canyon	124	0.01	103	0.01
Horn River	—	—	—	—
Total Canada	124	0.01	103	0.01
Total production taxes	$1,157	$0.03	$2,366	$0.05
Ad valorem taxes
Barnett Shale	$4,247	$0.17	$4,164	$0.14
Other U.S.	161	0.74	129	3.09
Total U.S.	4,408	0.17	4,293	0.15
Horseshoe Canyon	1,383	0.17	1,449	0.17
Horn River	325	0.15	381	0.05
Total Canada	1,708	0.16	1,830	0.11
Total ad valorem taxes	6,116	0.17	6,123	0.13
Total	$7,273	$0.20	$8,489	$0.19
Production taxes in our Barnett Shale Asset decreased primarily due to lower commodity pricing during the 2015 period.
Depletion, Depreciation and Accretion

	For the Six Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Depletion
U.S.	$11,160	$0.43	$14,607	$0.50
Canada	8,644	0.82	3,502	0.21
Total depletion	19,804	0.54	18,109	0.40
Depreciation of other fixed assets
U.S.	$2,882	$0.11	$3,216	$0.11
Canada	2,767	0.26	4,497	0.27
Total depreciation	5,649	0.16	7,713	0.17
Accretion	2,690	0.07	2,793	0.06
Total	$28,143	$0.77	$28,615	$0.63
The U.S. depletion rate decreased as we reduced the depletable base due to a decrease in proved undeveloped reserves and related capital costs in light of our liquidity position and the uncertainty of sources of capital to fund a drilling and completions program at December 31, 2014. Total U.S. depletion also decreased due to lower production volumes. Canadian depletion for the 2015 period, when compared to the 2014 period, reflects an increase in the depletion rate primarily due to an increased depletable asset base partially offset by a decrease in production. The decrease in Canadian depreciation is primarily due to impairments taken in 2014 on the Fortune Creek gathering system. Following the impairment recognized in the 2015 quarter, we expect the Canadian depletion rate will be $0.70 per Mcfe.
We may experience a reduction in our depletion rates in future periods as it is likely we will incur impairment expense due to prevailing prices subsequent to June 30, 2015 when compared to prices in the corresponding period of the prior year.
Impairment Expense
We perform quarterly ceiling tests to assess impairment of our oil and gas properties. We also assess our fixed assets reported outside the full-cost pool when circumstances indicate impairment may have occurred. The calculation of impairment expense is more fully described in Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
In the 2015 period, we recognized $77.4 million in non-cash charges for impairment of our Canadian oil and gas properties.
In performing our quarterly ceiling tests, we utilize first-day-of-the-month prices for the preceding 12 months. Due to the decrease in forecasted natural gas prices during the third quarter 2015 compared to the third quarter 2014, there is a significant likelihood of further impairment of oil and gas properties in both the U.S. and Canada.
General and Administrative

	For the Six Months Ended June 30,
	2015		2014

	(in thousands, except per unit amounts)
		Per Mcfe		Per Mcfe
Expense	$17,712	$0.49	$16,790	$0.37
Audit and accounting fees	1,322	0.04	1,448	0.03
Strategic transaction costs	6,895	0.19	3,958	0.09
Equity compensation	3,162	0.09	4,609	0.10
Total	$29,091	$0.81	$26,805	$0.59
The increase in general and administrative expense in the 2015 period is primarily due to lower capitalization of G&A expense and an increase in employee retention compensation, partially offset by lower salaries resulting from a reduction in force in February 2015. Strategic transaction costs relating to asset marketing and organizational alternatives increased for the 2015 period as activity increased compared to the 2014 period. Post-bankruptcy related expenses are included in Reorganization Items, net. The decrease in equity compensation is primarily due to the 2014 period including stock-based executive incentive compensation payments and no grants being made in 2015.
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
In the 2015 period the Canadian foreign currency exchange rate resulted in recognized loss of $3.8 million compared to the 2014 period, which included a recognized gain of $0.8 million.
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
Interest Expense

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Interest costs on debt outstanding	$37,399	$78,052
Add:
Fees paid on letters of credit outstanding	200	145
Net expense paid on debt refinancing	—	682
Non-cash interest (1)	3,237	5,840
Total interest costs incurred	40,836	84,719
Less:
Interest capitalized	(491)	(2,691)
Interest expense	$40,345	$82,028

(1)
Represents amortization of deferred financing costs and original issue discount net of interest swap settlement amortization. The 2014 period includes $0.6 million relating to the early redemption of our Senior Notes due 2015 and Senior Notes due 2016 and the reduction of the Combined Credit Agreements.

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
Reorganization Items, Net

For the Six Months Ended June 30, 2015

(in thousands)
Professional fees	$14,543
Deferred financing costs and unamortized discounts	59,983
Deferred interest rate swap gains	(2,314)
Terminated contracts	68,473
Reorganization items, net	$140,685
Professional fees included in Reorganization Items, net are for post-petition expenses. Deferred financing costs and unamortized discounts are included for the Second Lien Term Loan, Second Lien Notes, Senior Notes

due 2019, Senior Notes due 2021 and Senior Subordinated Notes as we believe these debt instruments may be impacted by the bankruptcy reorganization process. Terminated contracts represent the estimated claims related to five GPT and one professional fee contracts that run through 2019 and were not previously included on the consolidated balance sheet as the liability was contingent in nature or an executory contract included in commitments and contingencies.
Income Taxes
The effective tax rates for the six months ended June 30, 2015 and 2014 are as follows:

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Income tax (benefit) expense - U.S.	$4,163	$5,087
Effective tax rate - U.S.	(2.5)%	(6.1)%
Income tax (benefit) expense - Canada	$(479)	$933
Effective tax rate - Canada	0.4%	(18.3)%
Income tax (benefit) expense - total	$3,684	$6,020
Effective tax rate - total	(1.3)%	(6.8)%

Income tax expense for the 2015 period included an increase in the U.S. and Canadian valuation allowances of $48.9 million and $35.3 million, respectively. We have a full valuation allowance in both the U.S. and Canada. Deferred income tax recognized for the 2015 and 2014 periods is a result of hedge gains previously deferred in AOCI being realized during the period and the net tax impact being recognized.
In June 2015, the Alberta government passed regulation to increase the provincial tax rate by 2% with an effective date of July 2015. We have adjusted our rates based on this change during the quarter ended June 30, 2015.
Quicksilver Resources Inc. and its Restricted Subsidiaries
Information about Quicksilver and our restricted and unrestricted subsidiaries is included in Note 5 to our condensed consolidated interim financial statements included in Item 1 of this Quarterly Report.
The combined results of operations for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated results of operations, which are discussed above under “Results of Operations,” except for Fortune Creek accretion expense. The combined financial position of Quicksilver and our restricted subsidiaries and our consolidated financial position are materially the same except for balances related to Fortune Creek which were included in the consolidated financial position as of June 30, 2015. The combined operating cash flows, financing cash flows and investing cash flows for Quicksilver and our restricted subsidiaries are substantially similar to our consolidated operating cash flows, financing cash flows and investing cash flows, which are discussed below in “Cash Flow Activity,” except for cash flows associated with the operations and development of Fortune Creek.
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
Between January and March 2015, substantially all of our derivatives were restructured or terminated. These restructured and terminated derivatives reduced our daily production volume of natural gas economically hedged at June 30, 2015 to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015. The proceeds of the 2015 terminated derivatives were $135.7 million. We have used substantially all of the proceeds from these terminated derivatives to pay down amounts outstanding under our Combined Credit Agreements.
The following summarizes our cash flow activity for the 2015 period and 2014 period:

	For the Six Months Ended June 30,
	2015	2014

	(in thousands)
Net cash provided by (used in) operating activities	$112,865	$(763)
Net cash provided by (used in) investing activities	(16,786)	163,441
Net cash provided by (used in) financing activities	(125,988)	(230,067)

Operating Cash Flows
Net cash provided by operating activities for the 2015 period increased from the 2014 period primarily due to the terminated derivatives.
Investing Cash Flows
Costs incurred for property, plant and equipment for the 2015 period and 2014 period were as follows:

	United States	Canada	Consolidated

	(in thousands)
For the Six Months Ended June 30, 2015
Exploration and development	$15,951	$1,564	$17,515
Midstream	—	48	48
Administrative	252	18	270
Total	$16,203	$1,630	$17,833
For the Six Months Ended June 30, 2014
Exploration and development	$64,902	$13,670	$78,572
Midstream	11	—	11
Administrative	233	312	545
Total	$65,146	$13,982	$79,128
Costs incurred reflect the activity of the 2015 capital program, while capital expenditures shown in the condensed consolidated statement of cash flows also reflect the related changes in working capital. Changes in working capital are driven by changes in accounts payable from prior year activities.
Financing Cash Flows
In March 2015, a third-party service provider drew down the full face amount of a C$33 million letter of credit in connection with their termination of a Canadian gathering and processing contract, see additional discussion below in “Contractual Obligations and Commercial Commitments.” Additionally, we had repayments of debt in the 2015 period as we used proceeds from derivative terminations prior to filing Chapter 11 to reduce outstanding amounts under our Combined Credit Agreements. Distributions of Fortune Creek partnership funds of

$1.4 million and $33.8 million were paid in the 2015 period and the 2014 period, respectively, to our partner based on our partner's preferential distribution rights.
Liquidity and Borrowing Capacity
Our sources of liquidity and capital resources historically have been cash flow from operations, proceeds from sales of oil and natural gas properties, borrowings under the Combined Credit Agreements, and issuances of debt securities. Between January and March 2015, substantially all of our derivative positions were terminated, which will significantly reduce our operating cash flow in future periods given current commodity prices. Proceeds and interest thereon from these terminated derivative positions of $135.9 million were used to reduce amounts outstanding under our Combined Credit Agreements. Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements and all borrowings and other fees under the Combined Credit Agreements became immediately due and payable. As a result, we no longer have any liquidity available to us under the Combined Credit Agreements. The ability of the lenders under the Combined Credit Agreements to seek remedies to enforce their rights under the agreements against the U.S. Debtors was automatically stayed as a result of the Chapter 11 filings, and the lenders’ rights of enforcement against the U.S. Debtors are subject to the applicable provisions of the Bankruptcy Code.
Since the Chapter 11 filings, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. As of June 30, 2015, we held cash and cash equivalents of $200.2 million. Although we believe our cash flow from operations and cash on hand will be adequate to meet the short‑term operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and expect that we will continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 proceedings.
If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly further reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we further limit, defer or eliminate our 2015 capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.
Financial Position
The following impacted our balance sheet as of June 30, 2015, as compared to our balance sheet as of December 31, 2014:

•
Cash and cash equivalents decreased $23.3 million as we have used cash for investing activities. All cash proceeds received from terminated derivatives during the 2015 period were used to repay our Combined Credit Agreements.

•
The valuation of our current and non-current derivative assets was $145.0 million lower on a net basis, which was primarily due to the termination of substantially all of our derivative positions between January and March 2015.

•
Our net property, plant and equipment balance decreased $106.1 million from December 31, 2014 to June 30, 2015. Decreases were primarily due to DD&A incurred of $25.5 million, impairment expense of $77.4 million and $20.8 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital costs of $17.8 million during 2015.

•
Current portion of long-term debt decreased $1,873.0 million primarily from the reclassification of the majority of our debt to Liabilities Subject to Compromise. The remainder of the decrease was due to net payments under the Combined Credit Agreements of $107.6 million, changes to the U.S.-Canadian exchange rate resulting in a decrease of $2.7 million and recognition of $0.5 million of interest rate swaps, partially offset by $1.3 million of amortized discounts.

•	Our accrued liabilities decreased $37.6 million, primarily due to the reclassification of the majority of our previously accrued interest to Liabilities Subject to Compromise.

•
Partnership liability decreased $1.4 million primarily due to periodic distributions of $1.4 million distributed to KKR based on their preferential rights, and foreign exchange rate changes of $6.6 million, partially offset by accretion of $6.6 million.

Contractual Obligations and Commercial Commitments
QRCI did not pay an uneconomic Canadian gathering and processing commitment, which included significant unused firm capacity, due in late February 2015. In early March 2015, the third-party service provider issued a demand letter regarding the missed payment and suspended service resulting in our Horn River Asset production being shut-in. Further, a termination notice was issued by the third-party service provider effective March 19, 2015. We continue to explore alternatives to gather and process our Horn River Asset production; however, we may not be able to find economic alternatives in the near-term, or at all, and production may remain shut-in.
In connection with this Canadian gathering and processing contract, we had previously issued a letter of credit in the amount of C$33 million. Upon termination, the third party drew down the full face amount of the letter of credit. We do not believe the third party was legally entitled to draw down the entire amount of the letter of credit and we have reserved all of our rights, entitlements and remedies in that regard. The C$33 million draw is shown as a reduction to amounts outstanding under the contract for services provided prior to the termination and the remaining $21.5 million is recognized as Other Expense. At the present time, we cannot predict the ultimate outcome of this matter, including whether some or all of the C$33 million drawn on the letter of credit will be payable to us or whether any additional amounts will have to be paid related to the termination of the contract.
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
QRCI did not make an approximately C$1.6 million payment due at the end of June 2015 pursuant to the gathering agreement with Fortune Creek. As a result, among other things: (i) Fortune Creek may discontinue transporting QRCI's gas until all amounts owing are repaid (although, as previously disclosed, production was previously shut-in due to the termination of a third-party gathering and processing agreement in March 2015); (ii) if the non-payment continues for more than 90 days after written demand therefor, subject to certain existing contracts for the sale of gas, Fortune Creek may enforce the lien granted by QRCI to Fortune Creek on the natural gas belonging to QRCI while it is in the Maxhamish Pipeline and in Fortune Creek's possession; (iii) Fortune Creek has certain set-off rights against QRCI; (iv) if the non-payment continues for 180 days (or 60 days following written notice by the other partner), we will not be entitled to receive partnership distributions or vote with respect to partnership matters until the non‑payment is cured and Fortune Creek may be dissolved or our partnership interest in Fortune Creek may be purchased by the other partner; and (v) the operating agreement could be terminated by Fortune Creek. QRCI also did not make the approximately C$1.6 million payment due at the end of July 2015 and does not currently intend to make future payments. Past due amounts under the gathering agreement bear interest compounded monthly at prime plus 2%. We are in discussions with KKR in connection with the issues related to Fortune Creek; however, we may not reach a resolution in the near-term, or at all.
Our Chapter 11 filings constituted an event of default under the Combined Credit Agreements, Second Lien Term Loan, the Second Lien Notes, the Senior Notes due 2019, the Senior Notes due 2021, and the Senior Subordinated Notes. All principal, interest and other amounts under each of these debt instruments became immediately due and payable at that time.
On April 15 and May 8, 2015, the Bankruptcy Court issued orders allowing us to reject certain executory contracts effective March 17 and April 1, 2015 and the total estimated allowable claim under these contracts has been included in Liabilities Subject to Compromise and Reorganization Items, net as appropriate. The reductions primarily impacted our GPT contracts and reduced our total payments due over the life of the contracts as of the date the contracts were rejected by approximately $39 million and reduced our volume obligations under these contracts by approximately 177,000 MMcfe.
We renegotiated an NGL GPT contract in our Barnett Shale Asset effective April 2015, which reduced our GPT obligations by approximately $100 million and reduced our volume obligations under these contracts by approximately 260,000 MMcfe over the life of the contract.
As of June 30, 2015, other than the changes discussed above, there have been no significant changes to our contractual obligations and commitments as reported in our 2014 Annual Report on Form 10-K.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within this report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expense. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2014 Annual Report on Form 10-K. These critical estimates, for which no significant changes, other than those discussed in the results of operations, occurred during the six months ended June 30, 2015, include estimates and assumptions for:

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
In July 2015, the FASB voted to extend by one year the effective date to adopt the accounting guidance, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Reporting entities may elect to adopt the guidance at the original effective date or may delay one year. We intend to delay the adoption of this guidance until the first quarter of 2018. We have not yet selected a transition method and we are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued accounting guidance, “Simplifying the Measurement of Inventory,” that requires inventory to be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective on a prospective basis for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption will have on our consolidated financial statements.
No other pronouncements materially affecting our financial statements have been issued since the filing of our 2014 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We have established internal control policies and procedures for managing risk within our organization. The possibility of decreasing prices received for our natural gas, NGL and oil production is among the several risks that we face. We historically have sought to manage this risk by entering into derivative contracts. We have mitigated the downside risk of adverse price movements through the use of derivatives but, in doing so, we have also limited our ability to benefit from favorable price movements.
We have historically entered into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue. Utilization of our financial hedging program most often resulted in realized prices from the sale of our natural gas and NGLs that varied from market prices. As a result of settlements of derivative contracts, our revenue from natural gas and NGL production was greater by $16.6 million and $19.2 million for the 2015 period and 2014 period, respectively, and a net gain was recognized in net derivative gains (losses), net of $27.6 million for the 2015 period and a net loss of $58.4 million for the 2014 period.
Between January and March 2015, substantially all of our derivatives were restructured or terminated. These restructured and terminated derivatives reduced our daily production volume of natural gas economically hedged to 20 MMcfd in 2015 and we no longer have any derivatives beyond 2015. The cash proceeds of the 2015 terminated derivatives were $135.7 million. We have used cash proceeds from these terminated derivatives to pay down amounts outstanding under our Combined Credit Agreements.
The following table details our open derivative positions at June 30, 2015:

Product	Type	Segment	Remaining Contract Period	Volume	Price Per Mcf or Bbl
Gas	Swap	U.S.	Jul 2015 - Dec 2015	5 MMcfd	4.255
Gas	Swap	U.S.	Jul 2015 - Dec 2015	5 MMcfd	4.25
Gas	Swap	U.S.(1)	Jul 2015 - Dec 2015	10 MMcfd	4.04

(1)	This derivative was transfered through intercompany receivable/payable from Canada to the U.S. on June 30, 2015.
These open derivative positions had a net fair value of $4.6 million as of June 30, 2015.
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

At June 30, 2015, we did not have any availability under our Combined Credit Agreements as we were in default. If interest rates change by 1% on our June 30, 2015 variable debt balances of $164.3 million, our annual pre-tax income would decrease or increase by $1.6 million.
Adequate protection payments to the lenders under our Second Lien Term Loan and the holders of our Second Lien Notes are based in part on accrued and unpaid post-petition interest, which features a LIBOR floor. Consequently, a 1% increase in the applicable interest rates as of June 30, 2015, would increase our adequate protection payments by only 0.03% or an estimated annual adequate protection payment increase of $0.3 million.
Foreign Currency Risk
Our Canadian subsidiary uses the Canadian dollar as its functional currency. To the extent that business transactions in Canada are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. Non-functional currency transactions for the 2015 period and the 2014 period resulted in a loss of $3.8 million and a gain of $0.8 million, respectively, and were included in other income.
ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
There have been no material changes in the legal proceedings described in Part I, Item 3 included in our 2014 Annual Report on Form 10-K.
ITEM 1A.   Risk Factors
Other than risk associated with the nonpayment of amounts due pursuant to the gathering agreement with Fortune Creek, as described under "Contractual Obligations and Commercial Commitments" in Part 1, Item 2 of this Quarterly Report, there have been no material changes in the risk factors described in Part I, Item 1A included in our 2014 Annual Report on Form 10-K.
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of Quicksilver common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 2015	10,483	$0.03	—	—
May 2015	3,686	$0.03	—	—
June 2015	—	$—	—	—
Total	14,169	$0.03	—	—

(1)	Represents shares of common stock surrendered by employees to satisfy income tax withholding obligations arising upon the vesting of restricted stock issued under our stock plan.

(2)	We do not have a publicly announced plan for repurchasing our common stock.
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
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6.	Exhibits

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Letter to J. David Rushford dated June 8, 2015	8-K	001-14837	10.2	6/15/2015
10.2	Second Waiver and Forbearance Agreement, dated June 15, 2015, among Quicksilver Resources Canada Inc. and the agents and lenders party thereto	8-K	001-14837	10.1	6/15/2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 10, 2015	Quicksilver Resources Inc.

		By:	/s/ Vanessa Gomez LaGatta
Vanessa Gomez LaGatta
Senior Vice President-Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Letter to J. David Rushford dated June 8, 2015	8-K	001-14837	10.2	6/15/2015
10.2	Second Waiver and Forbearance Agreement, dated June 15, 2015, among Quicksilver Resources Canada Inc. and the agents and lenders party thereto	8-K	001-14837	10.1	6/15/2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡