Form 10-Q/A
period 2015-09-30
QUICKSILVER RESOURCES INC
filed 2016-03-14
CIK 1060990

UNITED STATES
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

Explanatory Note

We are amending and restating in their entirety the following items of our Quarterly Report on Form 10-Q for the period ended September 30, 2015 as originally filed with the Securities and Exchange Commission on October 30, 2015 (our “Original Report”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits,” after identifying certain non-cash errors in such financial statements caused by the fact that the estimate of our proved oil and natural gas reserves as of September 30, 2015 overstated the net proved reserves, with the error in such report occurring as the result of all applicable costs not being considered when preparing the operating cost estimate for the reserve report. The adjustments are more fully described in Note 1 to the restated condensed consolidated financial statements presented in this Form 10-Q/A. We have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1. No other sections of our Original Report are affected by this amendment. For the convenience of the reader, we are re-filing the Original Report in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Report and other than with respect to the restatement of the Company’s financial statements and other financial information as described above does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.
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
“Southwestern Transaction” means the sale of our Niobrara Asset to Southwestern

“Substantial Equityholder” means all persons or entities who at March 19, 2015 or in the future beneficially own at least 4.75% of our outstanding equity securities
“Third Forbearance Agreement” means the Third Forbearance Agreement entered into by QRCI on September 15, 2015 with the administrative agents and certain of the lenders under the Combined Credit Agreements
“U.S. Debtors” means us and our subsidiaries Barnett Shale Operating LLC, Cowtown Drilling, Inc., Cowtown Gas Processing L.P., Cowtown Pipeline Funding, Inc., Cowtown Pipeline L.P., Cowtown Pipeline Management, Inc., Makarios Resources International Holdings LLC, Makarios Resources International Inc., QPP Holdings LLC, QPP Parent LLC, Quicksilver Production Partners GP LLC, Quicksilver Production Partners LP, and Silver Stream Pipeline Company LLC that filed Chapter 11 petitions
“VIE” means variable interest entity
“West Texas Asset” means our operations and our assets in the Delaware basin in West Texas which we believe is prospective for the Bone Springs and Wolfcamp formations, principally concentrated in Pecos County, Texas and to a lesser extent Crockett and Upton Counties, Texas

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
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
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Interim Financial Statements (Unaudited)

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
In thousands, except for per share data – Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenue
Production	$49,437	$102,615	$161,875	$332,187
Sales of purchased natural gas	8,342	16,660	29,921	53,401
Net derivative gains (losses)	261	43,310	27,863	(15,080)
Other	947	913	7,460	2,808
Total revenue	58,987	163,498	227,119	373,316
Operating expense
Lease operating	12,506	17,176	39,763	54,622
Gathering, processing and transportation	17,799	34,807	65,270	102,511
Production and ad valorem taxes	773	4,067	8,046	12,557
Costs of purchased natural gas	8,319	16,599	29,863	53,305
Depletion, depreciation and accretion	11,650	13,969	39,793	42,584
Impairment	164,518	135	241,929	135
General and administrative	10,221	11,310	39,312	38,115
Other operating	248	651	937	2,221
Total expense	226,034	98,714	464,913	306,050
Operating income (loss)	(167,047)	64,784	(237,794)	67,266
Other expense - net	(659)	(2,465)	(26,106)	(3,824)
Fortune Creek accretion	(3,279)	(3,602)	(9,877)	(11,605)
Interest expense (contractual interest expense equals $39,413 and $118,286 for the three and nine months ended September 30, 2015, respectively)	(3,192)	(39,899)	(43,537)	(121,927)
Reorganization items, net	(7,883)	—	(148,568)	—
Income (loss) before income taxes	(182,060)	18,818	(465,882)	(70,090)
Income tax benefit (expense)	(2,152)	4,939	(5,836)	(1,081)
Net income (loss)	$(184,212)	$23,757	$(471,718)	$(71,171)
Reclassification adjustments related to settlements of derivative contracts into production revenue- net of income tax	(5,757)	(7,968)	(17,553)	(20,939)
Foreign currency translation adjustment	98	(6,921)	(5,996)	(6,162)
Other comprehensive loss	(5,659)	(14,889)	(23,549)	(27,101)
Comprehensive income (loss)	$(189,871)	$8,868	$(495,267)	$(98,272)
Earnings (loss) per common share - basic	$(1.05)	$0.13	$(2.68)	$(0.41)
Earnings (loss) per common share - diluted	$(1.05)	$0.13	$(2.68)	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for share data – Unaudited

	September 30, 2015	December 31, 2014
ASSETS	(Restated)
Current assets
Cash and cash equivalents	$175,673	$223,529
Accounts receivable - net of allowance for doubtful accounts	27,537	65,158
Derivative assets at fair value	—	120,176
Other current assets	17,794	14,414
Total current assets	221,004	423,277
Property, plant and equipment - net
Oil and natural gas properties, full cost method (including unevaluated costs of $21,377 and $18,803, respectively)	341,488	614,668
Other property and equipment	99,332	114,112
Property, plant and equipment - net	440,820	728,780
Derivative assets at fair value	—	29,391
Other assets	6,640	32,854
	$668,464	$1,214,302
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$156,985	$2,037,305
Accounts payable	19,528	22,586
Accrued liabilities	38,004	81,146
Total current liabilities	214,517	2,141,037
Partnership liability	87,935	91,956
Asset retirement obligations	99,791	104,049
Other liabilities	10,195	15,131
Liabilities subject to compromise	1,884,128	—
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, and 191,487,376 and 187,802,994 shares issued, respectively	1,915	1,878
Additional paid in capital	786,783	781,669
Treasury stock of 8,378,865 and 7,444,372 shares, respectively	(53,925)	(53,810)
Accumulated other comprehensive income	48,304	71,853
Retained deficit	(2,411,179)	(1,939,461)
Total stockholders' equity	(1,628,102)	(1,137,871)
	$668,464	$1,214,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
In thousands – Unaudited

	Quicksilver Resources Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances at December 31, 2013	$1,840	$770,092	$(51,422)	$109,881	$(1,836,361)	$(1,005,970)
Net loss	—	—	—	—	(71,171)	(71,171)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $8,455	—	—	—	(20,939)	—	(20,939)
Foreign currency translation adjustment	—	—	—	(6,162)	—	(6,162)
Issuance and vesting of stock compensation	32	9,114	(2,388)	—	—	6,758
Balances at September 30, 2014	$1,872	$779,206	$(53,810)	$82,780	$(1,907,532)	$(1,097,484)

Balances at December 31, 2014	$1,878	$781,669	$(53,810)	$71,853	$(1,939,461)	$(1,137,871)
Net loss	—	—	—	—	(471,718)	(471,718)
Hedge derivative contract settlements reclassified into production revenue from AOCI, net of income tax of $6,047	—	—	—	(17,553)	—	(17,553)
Foreign currency translation adjustment	—	—	—	(5,996)	—	(5,996)
Issuance and vesting of stock compensation	37	5,114	(115)	—	—	5,036
Balances at September 30, 2015 (Restated)	$1,915	$786,783	$(53,925)	$48,304	$(2,411,179)	$(1,628,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER RESOURCES INC. (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Nine Months Ended September 30,
	2015	2014
	(Restated)
Operating activities:
Net loss	$(471,718)	$(71,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	39,793	42,584
Impairment expense	241,929	135
Deferred income tax expense	6,047	8,455
Hedging and derivative activities	122,111	6,731
Stock-based compensation	5,151	9,146
Non-cash interest expense	3,897	8,441
Reorganization items, net	133,683	—
Fortune Creek accretion	9,877	11,605
Other	(66)	(347)
Changes in assets and liabilities
Accounts receivable	35,218	(1,936)
Prepaid expenses and other assets	(7,991)	1,747
Accounts payable	(6,101)	(12,472)
Income taxes	(19)	(432)
Accrued and other liabilities	58	(7,469)
Net cash provided by (used in) operating activities	111,869	(4,983)
Investing activities:
Capital expenditures	(25,007)	(111,444)
Proceeds from Southwestern Transaction	—	95,587
Proceeds from sale of properties and equipment	2,978	1,942
Purchases of marketable securities	—	(55,890)
Maturities and sales of marketable securities	—	222,025
Net cash provided by (used in) investing activities	(22,029)	152,220
Financing activities:
Issuance of debt	28,335	243,184
Repayments of debt	(170,660)	(193,689)
Debt issuance costs paid	(80)	(225)
Distribution of Fortune Creek Partnership funds	(1,426)	(37,113)
Purchase of treasury stock	(115)	(2,388)
Net cash provided by (used in) financing activities	(143,946)	9,769
Effect of exchange rate changes in cash	6,250	2,216
Net change in cash and cash equivalents	(47,856)	159,222
Cash and cash equivalents at beginning of period	223,529	89,103
Cash and cash equivalents at end of period	$175,673	$248,325

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
Restatement of Previously Reported Consolidated Financial Statements
Subsequent to filing our Form 10-Q for the period ended September 30, 2015, we identified an error in the calculation of our crude oil and natural gas proved reserve estimates as of September 30, 2015. The reserve estimate error resulted in an understatement of impairment expense for the nine months ended September 30, 2015. The reserve estimate error was due to all applicable costs not being considered.
On March 8, 2016 management and the audit committee of our Board of Directors concluded that adjustment to the historical financial statements was required; therefore, we restated our condensed consolidated balance sheet as of September 30, 2015 and the related statement of income and comprehensive income, statement of stockholders’ equity and statement of cash flows for the three and nine months ended September 30, 2015 on Form 10-Q/A. These adjustments to the financial statements represent additional non-cash impairment charges.
The following tables show the effects of the adjustments made to our Condensed Consolidated Balance Sheets as of September 30, 2015 and Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2015.
Condensed Consolidated Balance Sheets

	As of September 30, 2015
	Previously Reported	Adjustments	As Restated

	(in thousands)
Oil and natural gas properties, full cost method	$403,248	(61,760)	$341,488
Property, plant and equipment - net	502,580	(61,760)	440,820
Total assets	730,224	(61,760)	668,464
Retained deficit	(2,349,419)	(61,760)	(2,411,179)
Total stockholders' equity	(1,566,342)	(61,760)	(1,628,102)
Total liabilities and stockholders' equity	730,224	(61,760)	668,464
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

	(in thousands), except for per share data
Impairment	$102,758	$61,760	$164,518	$180,169	$61,760	$241,929
Total expense	164,274	61,760	226,034	403,153	61,760	464,913
Operating income (loss)	(105,287)	(61,760)	(167,047)	(176,034)	(61,760)	(237,794)
Income (loss) before income taxes	(120,300)	(61,760)	(182,060)	(404,122)	(61,760)	(465,882)
Net income (loss)	(122,452)	(61,760)	(184,212)	(409,958)	(61,760)	(471,718)
Comprehensive income (loss)	(128,111)	(61,760)	(189,871)	(433,507)	(61,760)	(495,267)
Earnings (loss) per common share - basic	$(0.69)	$(0.36)	$(1.05)	$(2.33)	$(0.35)	$(2.68)
Earnings (loss) per common share - diluted	$(0.69)	$(0.36)	$(1.05)	$(2.33)	$(0.35)	$(2.68)

Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2015
	Previously Reported	Adjustments	As Restated

	(in thousands)
Net loss	$(409,958)	(61,760)	$(471,718)
Impairment expense	180,169	61,760	241,929
There was no effect on the total net cash provided by operating activities included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.
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
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014

	(in thousands)
	(Restated)
Oil and gas properties
Subject to depletion	$5,687,844	$5,821,167
Unevaluated costs	21,377	18,803
Accumulated depletion	(5,367,733)	(5,225,302)
Net oil and gas properties	341,488	614,668
Other property and equipment
Pipelines and processing facilities	293,859	316,013
General properties	63,288	66,455
Accumulated depreciation	(257,815)	(268,356)
Net other property and equipment	99,332	114,112
Property, plant and equipment, net of accumulated depletion and depreciation	$440,820	$728,780
Ceiling Test Analysis and Impairment
We recorded impairment expense of $150.8 million at September 30, 2015 for our U.S. oil and gas properties and $13.7 million and $77.4 million at September 30, 2015 and June 30, 2015, respectively, for our Canadian oil and gas properties. We computed the September 30, 2015 ceiling amount for our U.S. oil and gas properties using the Henry Hub natural gas price of $3.06 per MMBtu of natural gas, calculated as the unweighted average of the preceding 12-month first-day-of-the-month prices. The Henry Hub natural gas price used to compute the ceiling amount at September 30, 2015 was 30% lower than the comparable price at December 31,

2014. We computed the September 30, 2015 and June 30, 2015 ceiling amounts for our Canadian oil and gas properties using AECO prices of $2.51 and $2.90 per MMBtu of natural gas, respectively, calculated as the unweighted average of the preceding 12-month first-day-of-the-month prices. The AECO natural gas prices used to compute the ceiling amount at September 30, 2015 and June 30, 2015 were 41% and 31% lower, respectively, than the comparable price used at December 31, 2014.
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
Condensed Consolidating Balance Sheets

	September 30, 2015	December 31, 2014

	(in thousands)
	(Restated)
ASSETS
Current assets	$216,433	$421,533
Property and equipment	430,401	715,931
Investment in subsidiaries (equity method)	(87,936)	(82,360)
Other assets	6,640	62,245
Total assets	$565,538	$1,117,349
LIABILITIES AND EQUITY
Current liabilities	214,393	2,137,532
Long-term liabilities	108,639	117,688
Liabilities subject to compromise	1,884,128	—
Stockholders’ equity	(1,641,622)	(1,137,871)
Total liabilities and equity	$565,538	$1,117,349

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
	(Restated)		(Restated)
Revenue	$58,987	$163,498	$227,119	$373,316
Operating expenses	228,309	100,857	471,797	313,385
Equity in net earnings of subsidiaries	(1,004)	(1,458)	(2,991)	(4,266)
Operating income (loss)	(170,326)	61,183	(247,669)	55,665
Interest expense and other	(3,851)	(42,365)	(69,645)	(125,755)
Reorganization items, net	(7,883)	—	(148,568)	—
Income tax benefit (expense)	(2,152)	4,939	(5,836)	(1,081)
Net income (loss)	$(184,212)	$23,757	$(471,718)	$(71,171)
Other comprehensive loss	(5,659)	(14,889)	(23,549)	(27,101)
Comprehensive income (loss)	$(189,871)	$8,868	$(495,267)	$(98,272)

Condensed Consolidating Statements of Cash Flow

	For the Nine Months Ended September 30,
	2015	2014

	(in thousands)
Net cash flow provided by (used in) operating activities	$113,640	$(11,319)
Capital expenditures	(25,007)	(111,423)
Investment in subsidiary	—	(26,395)
Proceeds from Southwestern Transaction	—	95,587
Proceeds from sale of properties and equipment	2,978	1,942
Purchases of marketable securities	—	(55,890)
Maturities and sales of marketable securities	—	222,025
Net cash flow provided by (used in) investing activities	(22,029)	125,846
Issuance of debt	28,335	243,184
Repayments of debt	(170,660)	(193,689)
Debt issuance costs paid	(80)	(225)
Purchase of treasury stock	(115)	(2,388)
Net cash flow provided by (used in) financing activities	(142,520)	46,882
Effect of exchange rates on cash	4,614	(2,718)
Net change in cash and equivalents	(46,295)	158,691
Cash and equivalents at beginning of period	221,838	88,028
Cash and equivalents at end of period	$175,543	$246,719
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
10. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income (loss) per common share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands, except per share data)
	(Restated)		(Restated)
Net income (loss) attributable to Quicksilver	$(184,212)	$23,757	$(471,718)	$(71,171)
Basic income allocable to participating securities (1)	—	(772)	—	—
Income (loss) available to shareholders	$(184,212)	$22,985	$(471,718)	$(71,171)
Weighted average common shares – basic	176,206	173,936	176,021	173,783
Effect of dilutive securities (2)
Share-based compensation awards	—	216	—	—
Weighted average common shares – diluted	176,206	174,152	176,021	173,783
Earnings (loss) per common share – basic	$(1.05)	$0.13	$(2.68)	$(0.41)
Earnings (loss) per common share – diluted	$(1.05)	$0.13	$(2.68)	$(0.41)

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
Condensed Consolidating Balance Sheets

	September 30, 2015 (Restated)
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$190,165	$1,981	$24,287	$17	$4,554	$—	$221,004
Property and equipment	269,896	13,545	146,960	—	10,419	—	440,820
Investment in subsidiaries (equity method)	(467,867)	—	(87,936)	(86,499)	—	642,302	—
Other assets	415,257	—	4,665	—	—	(413,282)	6,640
Total assets	$407,451	$15,526	$87,976	$(86,482)	$14,973	$229,020	$668,464

LIABILITIES AND EQUITY
Current liabilities	$130,132	$401	$497,142	$—	$124	$(413,282)	$214,517
Long-term liabilities	46,237	10,195	52,207	—	1,347	87,935	197,921
Liabilities subject to compromise	1,884,128	—	—	—	—	—	1,884,128
Stockholders' equity	(1,653,046)	4,930	(461,373)	(86,482)	13,502	554,367	(1,628,102)
Total liabilities and equity	$407,451	$15,526	$87,976	$(86,482)	$14,973	$229,020	$668,464

	December 31, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
ASSETS
Current assets	$774,287	$13,909	$68,513	$82	$1,742	$(435,256)	$423,277
Property and equipment	420,744	14,357	280,830	—	12,849	—	728,780
Investment in subsidiaries (equity method)	(293,312)	—	(82,360)	(82,379)	—	458,051	—
Other assets	43,533	—	18,712	—	—	—	62,245
Total assets	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

LIABILITIES AND EQUITY
Current liabilities	$2,038,575	$13,837	$520,296	$63	$3,522	$(435,256)	$2,141,037
Long-term liabilities	44,548	15,131	58,009	—	1,492	91,956	211,136
Stockholders' equity	(1,137,871)	(702)	(292,610)	(82,360)	9,577	366,095	(1,137,871)
Total liabilities and equity	$945,252	$28,266	$285,695	$(82,297)	$14,591	$22,795	$1,214,302

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30, 2015 (Restated)
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$46,964	$941	$11,515	$—	$2,974	$(3,407)	$58,987
Operating expenses	197,553	613	30,576	—	699	(3,407)	226,034
Equity in net earnings of subsidiaries	(23,981)	—	(1,004)	2,275	—	22,710	—
Operating income (loss)	(174,570)	328	(20,065)	2,275	2,275	22,710	(167,047)
Fortune Creek accretion	—	—	—	—	—	(3,279)	(3,279)
Interest expense and other	571	—	(4,422)	—	—	—	(3,851)
Reorganization items, net	(7,883)	—	—	—	—	—	(7,883)
Income tax (expense) benefit	(2,330)	—	178	—	—	—	(2,152)
Net income (loss)	$(184,212)	$328	$(24,309)	$2,275	$2,275	$19,431	$(184,212)
Other comprehensive loss	(4,228)	—	(1,431)	—	—	—	(5,659)
Equity in OCI of subsidiaries	(1,431)	—	—	—	—	1,431	—
Comprehensive income (loss)	$(189,871)	$328	$(25,740)	$2,275	$2,275	$20,862	$(189,871)

	For the Three Months Ended September 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$120,513	$427	$42,558	$—	$4,271	$(4,271)	$163,498
Operating expenses	72,868	341	27,648	—	2,128	(4,271)	98,714
Equity in net earnings of subsidiaries	8,821	—	(1,458)	2,144	—	(9,507)	—
Operating income (loss)	56,466	86	13,452	2,144	2,143	(9,507)	64,784
Fortune Creek accretion	—	—	—	—	—	(3,602)	(3,602)
Interest expense and other	(37,613)	86	(4,838)	—	1	—	(42,364)
Income tax (expense) benefit	4,826	(30)	65	—	—	78	4,939
Net income (loss)	$23,679	$142	$8,679	$2,144	$2,144	$(13,031)	$23,757
Other comprehensive loss	(11,564)	—	(3,325)	—	—	—	(14,889)
Equity in OCI of subsidiaries	(3,325)	—	—	—	—	3,325	—
Comprehensive income (loss)	$8,790	$142	$5,354	$2,144	$2,144	$(9,706)	$8,868

	For the Nine Months Ended September 30, 2015 (Restated)
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$173,027	$7,402	$47,937	$—	$8,831	$(10,078)	$227,119
Operating expenses	319,363	1,769	151,912	—	1,947	(10,078)	464,913
Equity in net earnings of subsidiaries	(138,506)	—	(2,991)	6,886	—	134,611	—
Operating income (loss)	(284,842)	5,633	(106,966)	6,886	6,884	134,611	(237,794)
Fortune Creek accretion	—	—	—	—	—	(9,877)	(9,877)
Interest expense and other	(31,815)	—	(37,830)	—	2	—	(69,643)
Reorganization items, net	(148,568)	—	—	—	—	—	(148,568)
Income tax (expense) benefit	(6,493)	—	657	—	—	—	(5,836)
Net income (loss)	$(471,718)	$5,633	$(144,139)	$6,886	$6,886	$124,734	$(471,718)
Other comprehensive loss	(18,444)	—	(5,105)	—	—	—	(23,549)
Equity in OCI of subsidiaries	(5,105)	—	—	—	—	5,105	—
Comprehensive income (loss)	$(495,267)	$5,633	$(149,244)	$6,886	$6,886	$129,839	$(495,267)

	For the Nine Months Ended September 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non- Guarantor Subsidiaries	Unrestricted Non- Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Revenue	$269,321	$1,212	$102,783	$—	$13,349	$(13,349)	$373,316
Operating expenses	225,906	988	86,491	—	6,014	(13,349)	306,050
Equity in net earnings of subsidiaries	2,864	—	(4,266)	7,339	—	(5,937)	—
Operating income (loss)	46,279	224	12,026	7,339	7,335	(5,937)	67,266
Fortune Creek accretion	—	—	—	—	—	(11,605)	(11,605)
Interest expense and other	(117,315)	86	(8,526)	—	4	—	(125,751)
Income tax (expense) benefit	(213)	(78)	(868)	—	—	78	(1,081)
Net income (loss)	$(71,249)	$232	$2,632	$7,339	$7,339	$(17,464)	$(71,171)
Other comprehensive loss	(20,252)	—	(6,849)	—	—	—	(27,101)
Equity in OCI of subsidiaries	(6,849)	—	—	—	—	6,849	—
Comprehensive income (loss)	$(98,350)	$232	$(4,217)	$7,339	$7,339	$(10,615)	$(98,272)

Condensed Consolidating Statements of Cash Flows

	For the Nine Months Ended September 30, 2015
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$97,516	$(444)	$16,568	$(3)	$(1,768)	$—	$111,869
Purchases of property, plant and equipment	(21,576)	—	(3,431)	—	—	—	(25,007)
Investment in subsidiary	(6,920)	—	—	—	—	6,920	—
Proceeds from sale of properties and equipment	1,504	—	1,474	—	—	—	2,978
Net cash flow provided by (used in) investing activities	(26,992)	—	(1,957)	—	—	6,920	(22,029)
Issuance of debt	2,100	—	26,235	—	—	—	28,335
Repayments of debt	(129,084)	—	(41,576)	—	—	—	(170,660)
Debt issuance costs paid	(80)	—	—	—	—	—	(80)
Intercompany financing	—	444	6,476	—	—	(6,920)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(1,426)	—	(1,426)
Purchase of treasury stock	(115)	—	—	—	—	—	(115)
Net cash flow provided by (used in) financing activities	(127,179)	444	(8,865)	—	(1,426)	(6,920)	(143,946)
Effect of exchange rates on cash	—	—	4,614	—	1,636	—	6,250
Net increase (decrease) in cash and equivalents	(56,655)	—	10,360	(3)	(1,558)	—	(47,856)
Cash and equivalents at beginning of period	211,656	—	10,182	20	1,671	—	223,529
Cash and equivalents at end of period	$155,001	$—	$20,542	$17	$113	$—	$175,673

	For the Nine Months Ended September 30, 2014
	Debtors		Non-Debtors
	Quicksilver Resources Inc.	Restricted Guarantor Subsidiaries	Restricted Non-Guarantor Subsidiaries	Unrestricted Non-Guarantor Subsidiaries	Fortune Creek	Consolidated Eliminations	Quicksilver Resources Inc. Consolidated
	(in thousands)
Net cash flow provided by (used in) operating activities	$(39,474)	$(688)	$28,843	$—	$6,336	$—	$(4,983)
Purchases of property, plant and equipment	(88,119)	(57)	(23,247)	—	(21)	—	(111,444)
Investment in subsidiary	(1,246)	—	(26,395)	(26,395)	—	54,036	—
Proceeds from Southwestern Transaction	95,587	—	—	—	—	—	95,587
Proceeds from sale of properties and equipment	1,445	—	497	—	—	—	1,942
Purchases of marketable securities	(55,890)	—	—	—	—	—	(55,890)
Maturities and sales of marketable securities	222,025	—	—	—	—	—	222,025
Net cash flow provided by (used in) investing activities	173,802	(57)	(49,145)	(26,395)	(21)	54,036	152,220
Issuance of debt	174,000	—	69,184	—	—	—	243,184
Repayments of debt	(138,651)	—	(55,038)	—	—	—	(193,689)
Debt issuance costs paid	(225)	—	—	—	—	—	(225)
Intercompany note	(22,558)	—	22,558	—	—	—	—
Intercompany financing	—	745	501	—	—	(1,246)	—
Contribution received	—	—	—	26,395	26,395	(52,790)	—
Distribution of Fortune Creek Partnership funds	—	—	—	—	(37,113)	—	(37,113)
Purchase of treasury stock	(2,388)	—	—	—	—	—	(2,388)
Net cash flow provided by (used in) financing activities	10,178	745	37,205	26,395	(10,718)	(54,036)	9,769
Effect of exchange rates on cash	—	—	(2,718)	—	4,934	—	2,216
Net increase (decrease) in cash and equivalents	144,506	—	14,185	—	531	—	159,222
Cash and equivalents at beginning of period	83,893	—	4,135	22	1,053	—	89,103
Cash and equivalents at end of period	$228,399	$—	$18,320	$22	$1,584	$—	$248,325

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

	Exploration & Production					Quicksilver Consolidated
	U.S.	Canada	Midstream	Corporate	Elimination

For the Three Months Ended September 30:	(in thousands)
2015 (Restated)
Revenue	$46,964	$11,076	$3,921	$—	$(2,974)	$58,987
DD&A	6,133	4,615	543	359	—	11,650
Impairment expense	150,816	13,702	—	—	—	164,518
Operating income (loss)	(140,889)	(18,180)	2,602	(10,580)	—	(167,047)
Property and equipment costs incurred	3,664	993	—	55	—	4,712
2014
Revenue	$120,513	$42,072	$5,184	$—	$(4,271)	$163,498
DD&A	8,096	4,171	1,256	446	—	13,969
Impairment expense	—	—	135	—	—	135
Operating income (loss)	57,809	16,364	2,367	(11,756)	—	64,784
Property and equipment costs incurred	20,912	7,254	72	218	—	28,456
For the Nine Months Ended September 30:	(in thousands)
2015 (Restated)
Revenue	$173,028	$46,631	$16,291	$—	$(8,831)	$227,119
DD&A	19,452	17,495	1,660	1,186	—	39,793
Impairment expense	150,816	91,113	—	—	—	241,929
Operating income (loss)	(109,089)	(100,723)	12,516	(40,498)	—	(237,794)
Property and equipment costs incurred	19,615	2,557	48	325	—	22,545
2014
Revenue	$269,310	$101,198	$16,157	$—	$(13,349)	$373,316
DD&A	23,652	13,779	3,744	1,409	—	42,584
Impairment expense	—	—	135	—	—	135
Operating income (loss)	78,891	20,199	7,700	(39,524)	—	67,266
Property and equipment costs incurred	85,814	20,924	83	763	—	107,584
Property, plant and equipment-net
September 30, 2015 (Restated)	$266,992	$146,960	$23,964	$2,904	$—	$440,820
December 31, 2014	416,901	280,830	27,205	3,844	—	728,780
Total assets
September 30, 2015 (Restated)	$547,085	$87,976	$30,499	$2,904	$—	$668,464
December 31, 2014	881,906	285,695	42,857	3,844	—	1,214,302

13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest, income taxes and reorganization items is as follows:

	For the Nine Months Ended September 30,
	2015	2014

	(in thousands)
Interest, net of capitalized interest	$25,613	$124,408
Income taxes	146	(7,844)
Reorganization items	14,885	—

Other significant non-cash transactions are as follows:

	For the Nine Months Ended September 30,
	2015	2014

	(in thousands)
Working capital related to capital expenditures	$989	$7,612
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
In the 2015 quarter, we recognized $150.8 million and $13.7 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively.
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
Income Taxes
The effective tax rates for the three months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30,
	2015	2014

	(in thousands)
Income tax (benefit) expense - U.S.	$2,330	$(4,873)
Effective tax rate - U.S.	(2.0)%	(48.0)%
Income tax (benefit) expense - Canada	$(178)	$(66)
Effective tax rate - Canada	1.0%	(1.0)%
Income tax (benefit) expense - total	$2,152	$(4,939)
Effective tax rate - total	(1.2)%	(26.2)%
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
In the 2015 period, we recognized $150.8 million and $91.1 million in non-cash charges for impairment of our U.S. and Canadian oil and gas properties, respectively.
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
Income Taxes
The effective tax rates for the nine months ended September 30, 2015 and 2014 are as follows:

	For the Nine Months Ended September 30,
	2015	2014

	(in thousands)
Income tax (benefit) expense - U.S.	$6,493	$213
Effective tax rate - U.S.	(2.0)%	(0.3)%
Income tax (benefit) expense - Canada	$(657)	$868
Effective tax rate - Canada	0.5%	24.8%
Income tax (benefit) expense - total	$5,836	$1,081
Effective tax rate - total	(1.3)%	(1.5)%

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

•
Our net property, plant and equipment balance decreased $288.0 million primarily due to DD&A incurred of $35.8 million, impairment expense of $241.9 million and $32.7 million related to U.S.-Canadian exchange rate changes. Offsetting these decreases, we incurred capital costs of $22.5 million during the 2015 period.

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

ITEM 4.  Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness regarding our reserve report described below, we originally understated our impairment expense for oil and gas assets and have concluded that the financial statements as amended in this Form 10-Q/A present fairly, in all material respects, our consolidated financial condition, results of operation and cash flows in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
Subsequent to the filing of our Quarterly Report on Form 10-Q as of September 30, 2015 on October 30, 2015, we determined that our estimate of proved oil and natural gas reserves for the period ended September 30, 2015 included an error in the calculation of our oil and natural gas proved reserve estimates for the period ended September 30, 2015. The reserve estimate error resulted in an understatement of impairment expense for the nine months ended September 30, 2015. The reserve estimate error was due to all applicable costs not being considered as our review control surrounding the inputs used in the estimate of our oil and natural gas proved reserves did not operate as designed and was not sufficient to identify certain costs inappropriately excluded from the analysis.
After fully evaluating the effect of the errors on our September 30, 2015 condensed consolidated financial statements, our management and the audit committee of our Board of Directors concluded that: (i) our September 30, 2015 condensed consolidated financial statements should be restated as presented in this Form 10-Q/A, (ii) a material weakness in internal controls over financial reporting existed as of September 30, 2015 because our review control over the inputs to the estimate of our oil and natural gas proved reserves did not operate as designed to identify costs inappropriately excluded from the analysis, resulting in a material misstatement of our financial statements, and (iii) our internal control over financial reporting was not effective as of September 30, 2015. In response to the identification of the material weakness, management has enhanced its process for determining and reviewing the inputs for our calculation of our oil and natural gas proved reserve estimates.

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

Dated:	March 14, 2016	Quicksilver Resources Inc.

		By:	/s/ Vanessa Gomez LaGatta
Vanessa Gomez LaGatta
Senior Vice President-Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Third Forbearance Agreement, dated September 15, 2015, among Quicksilver Resources Canada Inc. and the agents and lenders party thereto	8-K	001-14837	10.1	9/18/2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡